Form 10QSB
period 2007-08-31
Laural Resources, Inc.
filed 2007-09-17
CIK 1405858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended August 31, 2007

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period form to

Commission File number 333-144923

LAURAL RESOURCES, INC.
                             (Exact name of small business issuer as specified in its charter)

Nevada	14-1994102
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

#15 - 1019 North Shore Blvd., Burlington, Ontario, Canada, L7T 1X8
(Address of principal executive offices)

1-905-639-4525
(Issuer’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No □

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [ X ] No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PROCEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes □ No □

Indicate by check-mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [X] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

August 31, 2007: 2,550,000 common shares

Transitional Small Business Disclosure format (Check one): Yes [ ] No [X]

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying balance sheets of Laural Resources, Inc. (a pre-exploration stage company) at August 31, 2007 (with comparative figures as at May 31, 2007) and the statement of operations for the three months ended August 31, 2007 and for the period from February 13, 2007 (date of incorporation) to August 31, 2007 and the statement of cash flows for the three months ended August 31, 2007 and for the period from February 13, 2007 (date of incorporation) to August 31, 2007 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended August 31, 2007 are not necessarily indicative of the results that can be expected for the year ending May 31, 2008.

LAURAL RESOURCES, INC.
(A Pre-exploration Stage Company)
BALANCE SHEETS

(Unaudited - Prepared by Management)

	August 31, 2007	May 31, 2007

ASSETS

CURRENT ASSETS

Cash	$ 29,218	$ 40,609

Total Current Assets	$ 29,218	$ 40,609

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$ 4,067	$ 3,864
Accounts payable - related parties	28,608	12,519

Total Current Liabilities	32,675	16,383

STOCKHOLDERS’ DEFICIENCY

Common stock
300,000,000 shares authorized, at $0.001 par value;
2,550,000 shares issued and outstanding	2,550	2,550
Capital in excess of par value	39,200	39,200
Deficit accumulated during the pre-exploration stage	(45,207)	(17,524)

Total Stockholders’ Deficiency	(3,457)	24,226

	$ 29,218	$ 40,609

The accompanying notes are an integral part of these unaudited financial statements.

LAURAL RESOURCES, INC.
(A Pre-exploration Stage Company)
STATEMENT OF OPERATIONS
For three months ended August 31, 2007 and for the period from February 13, 2007 (date of inception) to August 31, 2007

(Unaudited - Prepared by Management)

	Three months ended August 31, 2007	From February 13, 2007 (dated of inception) to August 31, 2007

REVENUES	$ -	$ -

EXPENSES
Accounting and auditing	3,203	7,028
Bank charges and interest	30	121
Consulting	12,000	16,000
Exploration and staking	-	5,000
Filing fees	29	379
Geological report	-	2,000
Incorporation costs	-	590
Legal	6,500	6,500
Management fees	3,000	4,000
Office	635	1,003
Rent	900	1,200
Travel and entertainment	1,386	1,386

NET LOSS FROM OPERATIONS	$(27,683)	$ (45,207)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.01)

AVERAGE OUTSTANDING SHARES

Basic	2,550,000

The accompanying notes are an integral part of these unaudited financial statements.

LAURAL RESOURCES, INC.
(A Pre-exploration Stage Company)
STATEMENT OF CASH FLOWS

For the three months ended August 31, 2007 and for the period from February 13, 2007 (date of inception) to August 31, 2007

(Unaudited - Prepared by Management)

	Three months ended August 31, 2007	From February 13, 2007 (date of inception) to August 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (27,683)	$ (45,207)

Adjustments to reconcile net loss to net cash provided by operating activities:

Changes in accounts payable	203	4,067

Net Cash Provided (Used) in Operations	(27,480)	(41,140)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loan from related party	16,089	28,608
Proceeds from issuance of common stock	-	41,750
	16,089	70,358

Net (Decrease) Increase in Cash	(11,391)	29,218

Cash at Beginning of Period	40,609	-

CASH AT END OF PERIOD	$ 29,218	$ 29,218

The accompanying notes are an integral part of these unaudited financial statements

LAURAL RESOURCES, INC.
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
August 31, 2007

(Unaudited - Prepared by Management)

1. ORGANIZATION

The Company, Laural Resources Inc., was incorporated under the laws of the State of Nevada on February 13, 2007 with the authorized capital stock of 300,000,000 shares at $0.001 par value.

The Company was organized for the purpose of acquiring and developing mineral properties. At the report date mineral claims, with unknown reserves, had been acquired. The Company has not established the existence of a commercially minable ore deposit and therefore has not reached the development stage and is considered to be in the pre-exploration stage.

The Company has elected May 31 as its fiscal year.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Basic and Diluted Net Income (loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes antidulutive and then only the basic per share amounts are shown in the report.

Evaluation of Long-Lived Assets

The Company periodically reviews its long term assets and makes adjustments, if the carrying value exceeds fair value.

LAURAL RESOURCES, INC.
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
August 31, 2007

(Unaudited - Prepared by Management)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to be reversed. An allowance against deferred tax assets is recorded, when it is more likely than not, that such tax benefits will not be realized.

On August 31, 2007 the Company had a net operating loss carry forward of $45,207 for income tax purposes. The tax benefit of approximately $14,000 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years. Losses will expire on 2028.

Foreign Currency Translations

Part of the transactions of the Company were completed in Canadian dollars and have been translated to US dollars as incurred, at the exchange rate in effect at the time, and therefore, no gain or loss from the translation is recognized. The functional currency is considered to be US dollars.

Revenue Recognition

Revenue is recognized on the sale and delivery of a product or the completion of a service provided.

Advertising and Market Development

The company expenses advertising and market development costs as incurred.

Financial Instruments

The carrying amounts of financial instruments are considered by management to be their fair value to their short term maturities.

LAURAL RESOURCES, INC.
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
August 31, 2007

(Unaudited - Prepared by Management)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Estimates and Assumptions

Management uses estimates and assumptions in preparing financial statements in accordance with general accepted accounting principles. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.
Statement of Cash Flows

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Unproven Mining Claim Costs

Cost of acquisition, exploration, carrying and retaining unproven properties are expensed as incurred.

Environmental Requirements

At the report date environmental requirements related to the mineral claim acquired are unknown and therefore any estimate of any future cost cannot be made.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3. AQUISITION OF MINERAL CLAIM

On March 1, 2007, the Company acquired the Waibau Gold Claim located in the Republic of Fiji from Siti Ventures Inc., an unrelated company, for the consideration of $5,000. The Waibau Gold Claim is located on the island of Viti Leva. Under Fijian law, the claim remains in good standing as long as the Company has an interest in it. There is no annual maintenance fees or minimum exploration work required on the Claim.

LAURAL RESOURCES, INC.
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
August 31, 2007

(Unaudited - Prepared by Management)

4. SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

Officers-directors and their families have acquired 69% of the common stock issued and have made no interest, demand loans to the Company of $28,608.

Officers-directors are compensated for their services in the amount of a total $1,000 per month starting May 1, 2007.

5. CAPITAL STOCK

On April 10, 2007, Company completed a private placement consisting of 1,750,000 common shares sold to directors and officers at a price of $0.001 per share for a total consideration of $1,750. On May 31, 2007, the Company completed a private placement of 800,000 common shares at $0.05 per share for a total consideration of $40,000.

6.	GOING CONCERN

The Company will need additional working capital to service its debt and to develop the mineral claims acquired, which raises substantial doubt about its ability to continue as a going concern. Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding, and long term financing, which will enable the Company to operate for the coming year.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the financial statements of Laural Resources, Inc. (“Laural”) and the notes which form an integral part of the financial statements which are attached hereto.

The financial statements mentioned above have been prepared in conformity with accounting principles generally accepted in the United States of America and are stated in United States dollars.

Laural presently has minimal day-to-day operations; mainly comprising the maintaining in good standing the Waibau Gold Claim located in the Republic of Fiji and preparing the various reports to be filed with the United States Securities and Exchange Commission (the “SEC”) as required.

LIQUIDITY AND CAPITAL RESOURCES

Laural has had no revenue since inception and its accumulated deficit is $45,207. To date, the growth of Laural has been funded by the sale of shares and advances by its director in order to meet the requirements of filing with the SEC and maintaining the Waibau Gold Claim in good standing.

The plan of operations during the next twelve months is for us to undertake exploration work on the Waibau Gold Claim and meet our filing requirements. Presently we do not have the funds to consider any additional mineral claims.

Our management estimates that a minimum of $14,849 will be required over the next twelve months to pay for such expenses as follows:

Funds required	Estimated Amount

Accounting and audit requirements	$ 7,500
Bank charges and interest	150
Consulting - independent consultant	4,000
Exploration expenses - Phase I	11,050
Filing fees	200
Management fees @ $1,000 per month	12,000
Office - photocopying, faxing and delivering	500
Rent @ $300 per month	3,600
Transfer agent’s fees	1,000
40,000
Accounts payable - August 31, 2007	4,067
Total estimated funds required	44,067
Deduct: Bank balance as at August 31, 2007	29,218
Net estimated funds required	$ 14,849

Based on the above estimated funds required over the next twelve months, Laural will either have to sell additional shares or obtain advances from its directors and officers. The latter situation is acceptable to the directors and they are prepared to advance the required funds to ensure all outstanding obligations are met on a current basis.

RESULTS OF OPERATIONS

Corporate Organization and History Within Last Five years

Laural was incorporated under the laws of the State of Nevada on February 13, 2007 under the name of Laural Resources, Inc. Laural does not have any subsidiaries, affiliated companies or joint venture partners. We have not been involved in any bankruptcy, receivership or similar proceedings since inception nor have we been party to a reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business other than the Waibau Gold Claim.

Business Development Since Inception

We raised $1,750 in initial seed capital on April 10, 2007 to cover the initial cost of obtaining a mineral property that we consider holds the potential to contain gold and/or silver mineralization.

We purchased the Waibau Gold Claim located in the Republic of Fiji for $5,000 from Siti Ventures Inc, an unrelated company incorporated in Fiji from certain advances made by the directors.

On May 31, 200, Laural closed a private placement pursuant to Regulation S of the Securities Act of 1933, whereby 800,000 common shares were sold at the price of $0.05 per share to raise $40,000.

We are the beneficial owner of a 100% interest in the Waibau Gold Claim, our sole mineral property. We intend to undertake exploration work on the Waibai Gold Claim during the latter part of 2007 or the spring of 2008. We are presently in the pre-exploration stage and there is no assurance that mineralized material with any commercial value exits on our property. We do not have any ore body and have not generated any revenues from our operations. Our planned exploration work is exploratory in nature.

In March 2007 we engaged Robert Symonds, P. Geol., to conduct a review and analysis of the Waibau Claim and the previous exploration work undertaken on the property and to recommend a mineral exploration program for the Waibau Claim. Mr. Symond’s report titled “Summary of Exploration of the Waibau Property, Lautoka, Fiji” dated March 12, 2007 (the “Symonds Report”) recommends a two-phase exploration program for the Waibau Claim.

                            DESCRIPTION OF THE PROPERTY
Particulars of the Waibau Claim, our sole mineral property, is as follow.

Location and Access

The Waibau Claim is located approximately 18 kilometers (9 miles) south of Lautoka, Fiji. The area covered by the Claim is an active mineral exploration and development region with plenty of heavy equipment and operators available for hire. Lautoka provides all necessary amenities and supplies including, fuel, helicopter services, hardware, drilling companies and assay services. Access to our Claim is via major highway south from Lautoka followed by good secondary gravel roads. No water is required for the purposes of our planned exploration work. No electrical power is required at this stage of exploration. Any electrical power that might be required in the foreseeable future could be supplied by gas powered portable generators.

The claim’s terrain is rugged with elevations ranging from of 1,950 feet to over 4,300 feet. Tropical mountain forests grow at lower elevations in the northeast corner of the claim and good rock exposure is found along the peaks and ridges in the western portion of the claim. The climate is mild year round with the rainy season falling from May to October.

Property Geology

A belt of volcanic rocks, of the Ba Volcanic Group, underlies the property. These volcanic rocks are exposed along a wide axial zone of a broad complex. The presence of these rocks is relevant to us as gold, at the nearby (approximately 19 miles to the west of our claim) Waiso Gold Mine, currently a producer of gold in commercial quantities, is generally concentrated within extrusive volcanic rocks (of the Ba Volcanic Group) in the walls of large volcanic caldera.

The main igneous intrusions consist of Colo Plutonoic Suite consisting of tholetic gabbros, tonalities and tondjhemites. Age data indicate that the intrusive rocks are intermediate in age between Ba Volcanic Group rocks west of the area and the younger Tertiary Wainimala Group rocks exposed to the east.

Theoletic Gabbros, for example, are generally are a greenish or dark coloured fine to coarse grained rock. Irregular shaped masses of so called "soda granite" are seen in both sharp and gradational contact with the diorite. The different phases of Colo Plutonic Suite are exposed from south of the Waibau Gold Claim to just north of the town of Lautoka and are principal host rocks for gold veins at the previously mentioned Waisoi Gold Mine.

On a regional basis the area of Fiji in which the Waibau Claim is located is notable for epi-thermal type gold deposits such as that exploited at the previously mentioned Waisoi Gold Mine. While no mineralization has been reported for the area covered by the Waibau Claim, structures and shear zones affiliated with mineralization on adjacent properties pass through the claim.

Previous Exploration

To our knowledge based on examination by our geologist of available records, no detailed exploration has previously been undertaken on the area covered by the Waibau Claim. Numerous showings of mineralization have been discovered in the area however and six prospects have achieved significant production. The same rock units of the Ba Volcanic Group that are found at those mineral occurrences underlie our claim. The Symonds’ Report has concluded that further exploration of the Waibau Claim is warranted. No assurance, however, can be given that any mineralization will found on our Claim.

Proposed Exploration Work - Plan of Operation

The Symonds’ Report recommends a phased exploration program to properly evaluate the potential of the Waibau Claim. Mr. Symonds is a registered member in good standing of the Geological Society of Fiji. He is a graduate of Nagoya University, Nagoya, Japan with both a Bachelor of Science degree, Geology (1976) and a Master of Science (1978). Mr. Symonds has practiced his profession as a geologist since 1979. He visited our claim in February 2007 and has worked on other mineral exploration projects in the immediate vicinity of our claim.

We must conduct exploration to determine what minerals exist on our property and whether they can be economically extracted and profitably processed. We plan to proceed with exploration of the Waibau Claim by completing Phase I of the work recommended in the Symonds Report, in order to begin determining the potential for discovering commercially exploitable deposits of gold on our claim.

We have not discovered any ores or reserves on the Waibau Claim, our sole mineral property. Our planned Phase I work is exploratory in nature.

The Symonds Report recommends a two-phase exploration program to properly evaluate the potential of the claim. Phase I work will consist of geological mapping and surveying. This will involve, among other things, establishing a grid and the creation of maps showing all features of the terrain of our claim. We will create an actual grid on the ground whereby items can be related one to another more easily and with greater accuracy. When we map, we will actually draw a scale map of the area and make notes on it as to the location where anything

(e.g. potential mineralization) was found that was of interest. In the process we will also identify any showings which appear to warrant sampling, i.e. any rock formations that appear to warrant our taking soil and rock samples from the claims to a laboratory where a determination of the elemental make-up of the sample and the exact concentrations of gold and other indicator minerals can be made. We anticipate, based on the estimate contained in the Symonds Report, that Phase I work will cost $11,050 (Fiji $17,700). The Waibau Claim is located in a tropical climatic area so the claim can be worked year round. We anticipate completing Phase I before the end of 2007.

Should Phase I results warrant further work, and provided we are able to raise additional funds to undertake additional work on the Waibau Claim, we would undertake the Phase II work recommended in the Symonds’ Report. The Phase II geochemical and surface sampling work would be designed to compare the relative concentrations of gold and other indicator minerals in samples so the results from different samples can be compared in a more precise manner and plotted on a map to evaluate their significance.

If an apparent mineralized zone(s) is identified and narrowed down to a specific area by the Phase I & II work, we would then consider (again subject to our ability to raise additional funds to do so) the feasibility of diamond drilling selected targets to test the apparent mineralized zones. The cost of such a program, assuming it is warranted, cannot be estimated at this time.

The recommended Phase II work is estimated to cost a further $13,560 (Fiji $21,700). At this point we have funds available to complete Phase I only. We will have to raise additional capital in order to carry out Phase II, work or any other work beyond Phase I. Particularly since we have a limited operating history, no reserves and no revenue, our ability to raise additional funds might be limited. If we are unable to raise the necessary funds, we would be required to suspend Laural’s operations and liquidate our company.

There are no permanent facilities, plants, buildings or equipment on the Waibau Claim.

Competitive Factors

The mining industry is highly fragmented. We are competing with many other exploration companies looking for gold. We are among the smallest exploration companies in existence and are an infinitely small participant in the mining business which is the cornerstone of the founding and early stage development of the mining industry. While we generally compete with other exploration companies, there is no competition for the exploration or removal of minerals from our claims. Readily available markets exist for the sale of gold. Therefore, we will likely be able to sell any gold that we are able to recover, in the event commercial quantities are discovered on the Waibau Claims. There is no ore body on the Waibau Claims.

Government Regulation

Exploration activities are subject to various national, state, foreign and local laws and regulations in Fiji, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters. We believe that we are in compliance in all material respects with applicable mining, health, safety and environmental statutes and the regulations passed thereunder in Fiji.

Environmental Regulation

Our exploration activities are subject to various federal, state and local laws and regulations governing protection of the environment. These laws are continually changing and, as a general matter, are becoming more restrictive. Our policy is to conduct business in a way that safeguards public health and the environment. We believe that our exploration activities are conducted in material compliance with applicable laws and regulations. Changes to current local, state or federal laws and regulations in the jurisdictions where we operate could require additional capital expenditures and increased operating and/or reclamation costs. Although we are unable to predict what additional legislation, if any, might be proposed or enacted, additional regulatory requirements could render certain exploration activities uneconomic.

Employees

Initially, we intend to use the services of subcontractors for manual labor exploration work on our claim. At present, we have no employees as such although each of our officers and directors devotes a portion of his time to the affairs of the Company. None of our officers and directors has an employment agreement with us. We presently do not have pension, health, annuity, insurance, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to any employee.

As indicated above we will hire subcontractors on an as needed basis. We have not entered into negotiations or contracts with any of potential subcontractors. We do not intend to initiate negotiations or hire anyone until we are nearing the time of commencement of our planned exploration activities.

Forward Looking Statements

In addition to the other information contained in this Form 10-QSB, it contains forward-looking statements which involve risk and uncertainties. When used in this prospectus, the words “may”, “will”, “expect”, “anticipate”, “continue”, “estimate”, “project”, “intend”, “believe” and similar expressions are intended to identify forward-looking statements regarding events, conditions and financial trends that may affect our future plan of operations, business strategy, operating results and financial position. Readers are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that the actual results could differ materially from the results expressed in or implied by these forward-looking statements as a result of various factors, many of which are beyond our control. Any reader should review in detail this entire Form 10-QSB including financial statements, attachments and risk factors before considering an investment.

Risk Factors

An investment in our common stock involves an exceptionally high degree of risk and is extremely speculative. In addition to the other information regarding Laural contained in this prospectus, you should consider many important factors in determining whether to purchase the shares being offered. The following risk factors reflect the potential and substantial material risks which could be involved if you decide to purchase shares in this offering.

We lack an operating history and have losses, which we expect to continue into the future. As a result, we may have to suspend or cease exploration activity or cease operations.

While we were incorporated in 2007, we have not yet conducted any exploration activities. We have not generated any revenues. We have no exploration history upon which you can evaluate the likelihood of our future success or failure. Our net loss from inception to August 31, 2007, the date of our most recent audited financial statements is $45,207. Our ability to achieve profitability and positive cash flow in the future is dependent upon

*	our ability to locate a profitable mineral property
*	our ability to locate an economic ore reserve
*	our ability to generate revenues
*	our ability to reduce exploration costs.

Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with the research and exploration of our mineral property. We cannot guarantee we will be successful in generating revenues in the future. Failure to generate revenues may cause us to go out of business.

We have no known ore reserves and we cannot guarantee we will find any gold and/or silver mineralization or, if we find gold and/or silver mineralization, that it may be economically extracted.. If we fail to find any gold and/or silver mineralization or if we are unable to find gold and/or silver mineralization that may be economically extracted, we will have to cease operations.

We have no known ore reserves. Even if we find gold and/or silver mineralization we cannot guarantee that any gold and/or silver mineralization will be of sufficient quantity so as to warrant recovery. Additionally, even if we find gold and/or silver mineralization in sufficient quantity to warrant recovery, we cannot guarantee that the ore will be recoverable. Finally, even if any gold and/or silver mineralization is recoverable, we cannot guarantee that this can be done at a profit. Failure to locate gold deposits in economically recoverable quantities will cause us to cease operations.

Because the probability of an individual prospect ever having reserves is extremely remote, in all probability our property does not contain any reserves, and any funds spent on exploration will be lost.

Because the probability of an individual prospect ever having reserves is extremely remote, in all probability our sole property, the Waibau Claim, does not contain any reserves, and any funds spent on exploration will be lost. If we cannot raise further funds as a result, we may have to suspend or cease operations entirely which would result in the loss of your investment.

Because our officers and directors do not have technical training or experience in starting, and operating an exploration company nor in managing a public company, we will have to hire qualified personnel to fulfill these functions. If we lack funds to retain such personnel, or cannot locate qualified personnel, we may have to suspend or cease exploration activity or cease operations which will result in the loss of your investment.

None of our management team has experience exploring for minerals, starting and operating a mineral exploration company, nor do they have training in these areas. As a result their decisions and choices may not take into account standard managerial approaches mineral exploration companies commonly use. Consequently our ultimate financial success could suffer irreparable harm due to certain of management's lack of experience. Additionally, our officers and directors have no direct training or experience in managing and fulfilling the regulatory reporting obligations of a ‘public company’ like Laural. We will have to hire professionals to undertake these filing requirements for Laural and this will increase the overall cost of operations. As a result we may have to suspend or cease exploration activity, or cease operations altogether, which will result in the loss of your investment.

If we don't raise enough capital for exploration, we will have to delay exploration or go out of business, which will result in the loss of your investment.

We estimate that, with funding committed by our management combined with our cash on hand, we have sufficient cash to continue operations for twelve months provided we only carry out Phase I of our planned exploration activity. We are in the pre-exploration stage. We need to raise additional capital to undertake even Phase II of our planned exploration activity. You may be investing in a company that will not have the funds necessary to conduct any meaningful exploration activity due to our inability to raise additional capital. If that occurs we will have to delay exploration or cease our exploration activity and go out of business which will result in the loss of your investment.

Since we are small and do not have much capital, we must limit our exploration and as a result may not find an ore body. Without an ore body, we cannot generate revenues and you will lose your investment.

The possibility of development of and production from our exploration property depends upon the results of exploration programs and/or feasibility studies and the recommendations of duly qualified professional engineers and geologists. We are small company and do not have much capital. We must limit our exploration activity unless and until we raise additional capital. Any decision to expand our operations on our exploration property will involve the consideration and evaluation of several significant factors beyond our control. These factors include, but are not limited to:

●	Market prices for the minerals to be produced;
●	Costs of bringing the property into production including exploration preparation of production feasibility studies and construction of production facilities;
●	Political climate and/or governmental regulations and controls;
●	Ongoing costs of production;
●	Availability and cost of financing; and
●	Environmental compliance regulations and restraints.

These types of programs require substantial capital. Because we may have to limit our exploration, we may not find an ore body, even though our property may contain mineralized material. Without an ore body, we cannot generate revenues and you will lose your investment.

Because our officers and directors have other outside business activities and may not be in a position to devote a majority of their time to our exploration activity, our exploration activity may be sporadic which may result in periodic interruptions or suspensions of exploration.

Our President will be devoting only 15% of his time, approximately 24 hours per month, to our business. Our Chief Financial Officer and Secretary-Treasurer will be devoting only approximately 10% of his time, or 16 hours per month to our operations. As a consequence of the limited devotion of time to the affairs of the Company expected from management, our business may suffer. For example, because our officers and directors have other outside business activities and may not be in a position to devote a majority of their time to our exploration activity, our exploration activity may be sporadic or may be periodically interrupted or suspended. Such suspensions or interruptions may cause us to cease operations altogether and go out of business.

We may not have access to all of the supplies and materials we need to begin exploration which could cause us to delay or suspend exploration activity.

We have made no attempt to locate or negotiate with any suppliers of products, equipment or materials. We will attempt to locate products, equipment and materials as and when we begin to undertake exploration activity, expected later this year. Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of equipment and/or supplies we need to conduct our planned exploration work. If we cannot find the products and equipment we need, we will have to suspend our exploration plans until we do find the products and equipment we need.

No matter how much money is spent on the Waibau Claim, the risk is that we might never identify a commercially viable ore reserve.

Over the coming years, we might expend considerable capital on exploration of the Waibau Claim without finding anything of value. It is very likely the Waibau Claim does not contain any reserves so any funds spent on exploration will probably be lost. No matter how much money is spent on the Waibau Claim, we might never be able to find a commercially viable ore reserve.

Even if our property were found to contain a deposit, since we have not put a mineral deposit into production before, we will have to acquire outside expertise. If we are unable to acquire such expertise we may be unable to put our property into production and you may lose your investment.

We have no experience in placing mineral deposit properties into production, and our ability to do so will be dependent upon using the services of appropriately experienced personnel or entering into agreements with other major resource companies that can provide such expertise. There can be no assurance that we will have available to us the necessary expertise when and if we place a mineral deposit into production.

Mineral exploration and development activities are inherently risky and we may be exposed to environmental liabilities. If such an event were to occur it may result in a loss of your investment.

The business of mineral exploration and extraction involves a high degree of risk. Few properties that are explored are ultimately developed into production. Most exploration projects do not result in the discovery of commercially mineable deposits of ore.  The Waibau Claim, our sole property, does not have a known body of commercial ore. Should our mineral claim be found to have commercial quantities of ore, we would be subject to additional risks respecting any development and production activities. Unusual or unexpected formations, formation pressures, fires, power outages, labour disruptions, flooding, explosions, cave-ins, landslides and the inability to obtain suitable or adequate machinery, equipment or labour are other risks involved in extraction operations and the conduct of exploration programs. We do not carry liability insurance with respect to our mineral exploration operations and we may become subject to liability for damage to life and property, environmental damage, cave-ins or hazards. There are also physical risks to the exploration personnel working in the rugged terrain of our claim. Previous mining exploration activities may have caused environmental damage to the Waibau Claim. It may be difficult or impossible to assess the extent to which such damage was caused by us or by the activities of previous operators, in which case, any indemnities and exemptions from liability may be ineffective.

Even with positive results during exploration, the Waibau Claim might never be put into commercial production due to inadequate tonnage, low metal prices or high extraction costs.

We might be successful, during future exploration programs, in identifying a source of minerals of good grade but not in the quantity, the tonnage, required to make commercial production feasible. If the cost of extracting any minerals that might be found on the Waibau Claim is in excess of the selling price of such minerals, we would not be able to develop the claim. Accordingly even if ore reserves were found on the Waibau Claim, without sufficient tonnage we would still not be able to economically extract the minerals from the claim in which case we would have to abandon the Waibau Claim and seek another mineral property to develop, or cease operations altogether.

Our officers and directors own a substantial amount of our common stock and will have substantial influence over our operations.

Our directors and officers currently own 1,750,000 shares of common stock representing 68.6% of our outstanding shares. The directors and officers registered for resale under an effective Form SB-2 175,000 of their shares. Assuming that such directors and officers sell their 175,000 shares, they will still own 1,575,000 shares of common stock representing 61.8% of our outstanding shares. As a result, they will have substantial influence over our operations and can effect certain corporate transaction without further shareholder approval. This concentration of ownership may also have the effect of delaying or preventing a change in control.

Without a public market there is no liquidity for our shares and our shareholders may never be able to sell their shares which would result in a total loss of their investment.

Our common shares are not listed on any exchange or quotation system. There is no market for our shares. Consequently, our shareholders will not be able to sell their shares in an organized market place unless they sell their shares privately. If this happens, our shareholders might not receive a price per share which they might have received had there been a public market for our shares. To be quoted on the OTCBB:

●	We will have to be sponsored by a participating market maker who will file a Form 211 on our behalf since we will not have direct access to the FINRA personnel; and

●	We will not be quoted on the OTCBB unless we are current in our periodic reports filed with the SEC.

From the date of this prospectus, we estimate that it will take us between twelve to eighteen weeks to be approved for a quotation on the OTCBB. However, we cannot be sure we will be able to obtain a participating market maker or be approved for a quotation on the OTCBB, in which case, there will be no liquidity for the shares of our shareholders.

Even if a market develops for our shares our shares may be thinly traded, with wide share price fluctuations, low share prices and minimal liquidity.

If a market for our shares develops, the share price may be volatile with wide fluctuations in response to several factors, including:

●	Potential investors’ anticipated feeling regarding our results of operations;
●	Increased competition and/or variations in mineral prices;
●	Our ability or inability to generate future revenues; and
●	Market perception of the future of the mineral exploration industry.

In addition, if our shares are quoted on the OTCBB, our share price may be impacted by factors that are unrelated or disproportionate to our operating performance. Our share price might be affected by general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations. In addition, even if our stock is approved for quotation by a market maker through the OTCBB, stocks traded over this quotation system are usually thinly traded, highly volatile and not followed by analysts. These factors, which are not under our control, may have a material effect on our share price.

We anticipate the need to sell additional treasury shares in the future meaning that there will be a dilution to our existing shareholders resulting in their percentage ownership in the Company being reduced accordingly.

We may seek additional funds through the sale of our common stock. This will result in a dilution effect to our shareholders whereby their percentage ownership interest in the Company is reduced. The magnitude of this dilution effect will be determined by the number of shares we will have to issue in the future to obtain the funds required.

Since our securities are subject to penny stock rules, you may have difficulty reselling your shares.

Our shares are "penny stocks" and are covered by Section 15(g) of the Securities Exchange Act of 1934 which imposes additional sales practice requirements on broker/dealers who sell the Company's securities including the delivery of a standardized disclosure document; disclosure and confirmation of quotation prices; disclosure of compensation the broker/dealer receives; and, furnishing monthly account statements. For sales of our securities, the broker/dealer must make a special suitability determination and receive from its customer a written agreement prior to making a sale. The imposition of the foregoing additional sales practices could adversely affect a shareholder's ability to dispose of his stock.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of Laural’s controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a, 14(c) and 15d 14(c) as of the end of the period of the filing of this quarterly report on Form 10-QSB (the “Evaluation Date”), have concluded that as of the Evaluation Date, Laural’s disclosure and procedures were adequate and effective to ensure that material information relating to it would be made known to it by others, particularly during the period in which this quarterly report on Form 10-QSB was being prepared.

(b) Changes in Internal Controls

There were no material changes in Laural’s internal controls or in other factors that could materially affect Laural’s disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.

PART 11 - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings to which Laural or is a party or to which the Waibau Gold Claim is subject, nor to the best of management’s knowledge are any material legal proceedings contemplated.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There has been no change in our securities since the fiscal year ended May 31, 2007.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There have been no matters brought forth to the securities holders to vote upon during this quarter.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) (3) Exhibits

The following exhibits are included as part of this report by reference:

3.1	Certificate of Incorporation (incorporated by reference from Laural’s Registration Statement on Form SB-2 filed on July 27, 2007, Registration No. 333-144923)

3.2	Articles of Incorporation (incorporated by reference from Laural’s Registration Statement on Form SB-2 filed on July 27, 2007, Registration No.333-144923)

3.3	By-laws (incorporated by reference from Laural’s Registration Statement on Form SB-2 filed on July 27, 2007, Registration No. 333-144923)

4	Stock Specimen (incorporated by reference from Laural’s Registration Statement on Form SB-2 filed on July 27, 2007, Registration No. 333-144923)

10.1	Transfer Agent and Registrar Agreement (incorporated by reference from Laural’s Registration Statement on Form SB-2 filed on July27, 2007 Registration No. 333-144923)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAURAL RESOURCES, INC.
(Registrant)

Date: September 17, 2007	MANDI LUIS
Chief Executive Officer, President and Director

Date: September 17, 2007	ROBERT MACKAY
Chief Financial Officer, Chief Accounting Officer, Secretary and Director