Form 10QSB
period 2007-11-30
Laural Resources, Inc.
filed 2008-01-14
CIK 1405858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended November 30, 2007

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

December 31, 2007: 2,550,000 common shares

Transitional Small Business Disclosure format (Check one): Yes [ ] No [X]

INDEX

		Page Number
PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	3

	Balance Sheet as at November 30, 2007 and May 31, 2007	4

	Statement of Operations For the three and six months ended November 30, 2007 and for the period February 13, 2007 (Date of Inception) to November 30, 2007	5

	Statement of Cash Flows For the six months ended November 30, 2007 and for the period February 13, 2007 (Date of Inception) to November 30, 2007	6

	Notes to the Financial Statements.	7

ITEM 2.	Management’s Discussion and Analysis or Plan of Operations	11

ITEM 3.	Controls and Procedures	19

PART 11.	OTHER INFORMATION	20

ITEM 1.	Legal Proceedings	20

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

ITEM 3.	Defaults Upon Senior Securities	20

ITEM 4.	Submission of Matters to a Vote of Security Holders	20

ITEM 5.	Other Information	20

ITEM 6.	Exhibits and Reports on Form 8-K	20

	SIGNATURES.	21

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying balance sheets of Laural Resources, Inc. (a pre-exploration stage company) at November 30, 2007 (with comparative figures as at May 31, 2007) and the statement of operations for the three and six months ended November 30, 2007 and for the period from February 13, 2007 (date of incorporation) to November 30, 2007 and the statement of cash flows for the six months ended November 30, 2007 and for the period from February 13, 2007 (date of incorporation) to November 30, 2007 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended November 30, 2007 are not necessarily indicative of the results that can be expected for the year ending May 31, 2008.

LAURAL RESOURCES, INC.
(A Pre-exploration Stage Company)
BALANCE SHEETS

(Unaudited - Prepared by Management)

	November 30, 2007	May 31, 2007

ASSETS

CURRENT ASSETS

Cash	$ 24,461	$ 40,609

Total Current Assets	$ 24,461	$ 40,609

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$ 5,892	$ 3,864
Accounts payable - related parties	33,490	12,519

Total Current Liabilities	39,382	16,383

STOCKHOLDERS’ DEFICIENCY

Common stock
300,000,000 shares authorized, at $0.001 par value;
2,550,000 shares issued and outstanding	2,550	2,550
Capital in excess of par value	39,200	39,200
Deficit accumulated during the pre-exploration stage	(56,671)	(17,524)

Total Stockholders’ Deficiency	(14,921)	24,226

	$ 24,461	$ 40,609

The accompanying notes are an integral part of these unaudited financial statements.

LAURAL RESOURCES, INC.
(A Pre-exploration Stage Company)
STATEMENT OF OPERATIONS
For three and six months ended November 30, 2007 and for the period from February 13, 2007 (date of inception) to November 30, 2007

(Unaudited - Prepared by Management)

	Three months ended Nov. 30, 2007	Six months ended Nov. 30, 2007	From Feb. 13, 2007 (dated of inception) to Nov. 30, 2007

REVENUES	$ -	$ -	$ -

EXPENSES
Accounting and auditing	1,825	5,028	8,853
Bank charges and interest	27	57	148
Consulting	4,000	16,000	20,000
Exploration and staking	-	-	5,000
Filing fees	-	29	379
Geological report	-	-	2,000
Incorporation costs	-	-	590
Legal	-	6,500	6,500
Management fees	3,000	6,000	7,000
Office	883	1,518	1,886
Rent	900	1,800	2,100
Transfer agent’s fees	830	830	830
Travel and entertainment	-	1,385	1,385

NET LOSS FROM OPERATIONS	$(11,465)	$ (39,147)	$ (56,671)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.01)	$ (0.02)

AVERAGE OUTSTANDING SHARES

Basic	2,550,000	2,550,000

The accompanying notes are an integral part of these unaudited financial statements.

LAURAL RESOURCES, INC.
(A Pre-exploration Stage Company)
STATEMENT OF CASH FLOWS

For the six months ended November 30, 2007 and for the period from February 13, 2007 (date of inception) to November 30, 2007

(Unaudited - Prepared by Management)

	Six months ended Nov. 30, 2007	From February 13, 2007 (date of inception) to Nov. 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (39,147)	$ (56,671)

Adjustments to reconcile net loss to net cash provided by operating activities:

Changes in accounts payable	2,028	5,892

Net Cash Provided (Used) in Operations	(37,119)	(50,779)

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from loan from related party	20,971	33,490

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock	-	41,750

Net (Decrease) Increase in Cash	(16,148)	24,461

Cash at Beginning of Period	40,609	-

CASH AT END OF PERIOD	$ 24,461	$ 24,461

The accompanying notes are an integral part of these unaudited financial statements

LAURAL RESOURCES, INC.
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
November 30, 2007

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
November 30, 2007

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

On November 30, 2007 the Company had a net operating loss carry forward of $56,671 for income tax purposes. The tax benefit of approximately $17,000 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years. Losses will expire on 2028.

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

LAURAL RESOURCES, INC.
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
November 30, 2007

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

3. AQUISITION OF MINERAL CLAIM

On March 1, 2007, the Company acquired the Waibau Gold Claim located in the Republic of Fiji from Siti Ventures Inc., an unrelated company, for the consideration of $5,000. The Waibau Gold Claim is located on the island of Viti Leva. Under Fijian law, the claim remains in good standing as long as the Company has an interest in it. There are no annual maintenance fees or minimum exploration work required on the Claim.

4. SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

Officers-directors and their families have acquired 69% of the common stock issued and have made no interest, demand loans to the Company of $33,490.

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

LAURAL RESOURCES, INC.
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
November 30, 2007

(Unaudited - Prepared by Management)

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

LIQUIDITY AND CAPITAL RESOURCES

Laural has had no revenue since inception and its accumulated deficit is $56,671. To date, the growth of Laural has been funded by the sale of shares and advances by its director in order to meet the requirements of filing with the SEC and maintaining the Waibau Gold Claim in good standing.

The plan of operations during the next twelve months is for us to undertake exploration work on the Waibau Gold Claim and meet our filing requirements. Presently we do not have the funds to consider any additional mineral claims.

Our management estimates that a minimum of $17,431 will be required over the next twelve months to pay for such expenses as follows:

Funds required	Estimated Amount

Accounting and audit requirements	$ 7,500
Bank charges and interest	150
Exploration expenses - Phase I	11,050
Filing fees	200
Management fees @ $1,000 per month	12,000
Office - photocopying, faxing and delivering	500
Rent @ $300 per month	3,600
Transfer agent’s fees	1,000
36,000
Accounts payable - November 30, 2007	5,892
Total estimated funds required	41,892
Deduct: Bank balance as at November 30, 2007	24,461
Net estimated funds required	$ 17,431

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

While we were incorporated in 2007, we have not yet conducted any exploration activities. We have not generated any revenues. We have no exploration history upon which you can evaluate the likelihood of our future success or failure. Our net loss from inception to November 30, 2007, the date of our most recent audited financial statements is $56,671. Our ability to achieve profitability and positive cash flow in the future is dependent upon

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

LAURAL RESOURCES, INC.
(Registrant)

Date: January 14, 2008	MANDI LUIS
Chief Executive Officer, President and Director

Date: January 14, 2008	ROBERT MACKAY
Chief Financial Officer, Chief Accounting Officer, Secretary and Director