Form 10QSB
period 2008-04-07
Laural Resources, Inc.
filed 2008-04-08
CIK 1405858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended February 29, 2008

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period form to

Commission File number 333-144923

LAURAL RESOURCES, INC.
                                           (Exact name of small business issuer as specified in its charter)

Nevada	14-1994102
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

#15 – 1019 North Shore Blvd., Burlington, Ontario, Canada, L7T 1X8
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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes □ No □

Indicate by check-mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes [  ] No [ X ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

March 31, 2008: 51,000,000 common shares

Transitional Small Business Disclosure format (Check one):   Yes [   ]  No [X]

INDEX

		Page Number

PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	3

	Balance Sheet as at February 29, 2008 and May 31, 2007	4

	Statement of Operations For the three and nine months ended February 29, 2008 and February 28, 2007 and for the period February 13, 2007 (Date of Inception) to February 29, 2008	5

	Statement of Cash Flows For the nine months ended February 29, 2008 and February 28, 2007 and for the period February 13, 2007 (Date of Inception) to February 29, 2008	6

	Notes to the Financial Statements.	7

ITEM 2.	Management’s Discussion and Analysis or Plan of Operations	10

ITEM 3.	Controls and Procedures	19

PART 11.	OTHER INFORMATION	20

ITEM 1.	Legal Proceedings	20

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

ITEM 3.	Defaults Upon Senior Securities	20

ITEM 4.	Submission of Matters to a Vote of Security Holders	20

ITEM 5.	Other Information	20

ITEM 6.	Exhibits and Reports on Form 8-K	20

	SIGNATURES.	21

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheets of Laural Resources, Inc. (a pre-exploration stage company) at February 29, 2008 (with comparative figures as at May 31, 2007) and the statement of operations for the three and nine months ended February 29, 2008 and February 28, 2007 and for the period from February 13, 2007 (date of incorporation) to February 29, 2008 and the statement of cash flows for the nine months ended February 29, 2008 and February 28, 2007 and for the period from February 13, 2007 (date of incorporation) to February 29, 2008 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended February 29, 2008 are not necessarily indicative of the results that can be expected for the year ending May 31, 2008.

LAURAL RESOURCES, INC.
(A Pre-exploration Stage Company)
BALANCE SHEETS

(Unaudited – Prepared by Management)

	February 29, 2008	May 31, 2007

ASSETS

CURRENT ASSETS

Cash	$ 20,064	$ 40,609

Total Current Assets	$ 20,064	$ 40,609

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$ 7,462	$ 3,864
Accounts payable – related parties	34,352	12,519

Total Current Liabilities	41,814	16,383

STOCKHOLDERS’ DEFICIENCY

Common stock
300,000,000 shares authorized, at $0.001 par value;
51,000,000 shares issued and outstanding	51,000	51,000
Capital in excess of par value	(9,250)	(9,250)
Deficit accumulated during the pre-exploration stage	(63,500)	(17,524)

Total Stockholders’ Deficiency	(21,750)	24,226

	$ 20,064	$ 40,609

The accompanying notes are an integral part of these unaudited financial statements.

LAURAL RESOURCES, INC.
(A Pre-exploration Stage Company)
STATEMENT OF OPERATIONS
For three and nine months ended February 29, 2008, the three and nine months ended February 28, 2007,  and for the period from February 13, 2007 (date of inception) to February 29, 2008

(Unaudited – Prepared by Management)

	Three months ended Feb. 29, 2008	Three months ended Feb. 28, 2007	Nine months ended Feb. 29, 2008	Nine months ended Feb. 28, 2007	From Feb. 13, 2007 (date of inception) to Feb, 29, 2008

REVENUES	$ -	$ -	$ -	$ -	$ -

EXPENSES
Accounting and auditing	1,825	-	6,853	-	10,678
Bank charges and interest	26	-	82	-	173
Consulting	-	-	16,000	-	20,000
Exploration and staking	-	-	-	-	5,000
Filing fees	-	-	29	-	379
Geological report	-	-	-	-	2,000
Incorporation costs	-	590	-	590	590
Legal	80	-	6,580	-	6,580
Management fees	3,000	-	9,000	-	10,000
Office	606	-	2,125	-	2,493
Rent	900	-	2,700	-	3,000
Transfer agent’s fees	392	-	1,222	-	1,222
Travel and entertainment	-	-	1,385	-	1,385

NET LOSS FROM OPERATIONS	$(6,829)	$ (590)	$ (45,976)	$ (590)	$ (63,500)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.01)	$ (0.00)	$ (0.02)	$ (0.00)

AVERAGE OUTSTANDING SHARES

Basic	51,000,000	51,000,000	51,000,000	51,100,000

The accompanying notes are an integral part of these unaudited financial statements.

LAURAL RESOURCES, INC.
(A Pre-exploration Stage Company)
STATEMENT OF CASH FLOWS

For the nine months ended February 29, 2008 and for the period from February 13, 2007 (date of inception) to February 29, 2008

(Unaudited – Prepared by Management)

	Nine months ended Feb. 29, 2008	Nine months ended Feb. 28, 2007	From February 13, 2007 (date of inception) to Feb. 29, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (45,976)	$ (590)	$ (63,500)

Adjustments to reconcile net loss to net cash provided by operating activities:

Changes in accounts receivable	-	(1,750)	-
Changes in accounts payable	3,598	590	7,462

Net Cash Provided (Used) in Operations	(42,378)	(1,750)	(56,038)

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from loan from related party	21,833	-	34,352

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock	-	1,750	41,750

Net (Decrease) Increase in Cash	(20,545)	-	20,064

Cash at Beginning of Period	40,609	-	-

CASH AT END OF PERIOD	$ 20,064	$ -	$ 20,064

The accompanying notes are an integral part of these unaudited financial statements

LAURAL RESOURCES, INC.
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
February 29, 2008

(Unaudited – Prepared by Management)

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

LAURAL RESOURCES, INC.
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
February 29, 2008

(Unaudited – Prepared by Management)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Income Taxes - continued

On February 29, 2008, the Company had a net operating loss carry forward of $63,500 for income tax purposes.  The tax benefit of approximately $19,050 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years.  Losses will expire on 2029.

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

LAURAL RESOURCES, INC.
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
February 29, 2008

(Unaudited – Prepared by Management)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

Officers-directors and their families have acquired 69% of the common stock issued and have made no interest, demand loans to the Company of $34,352.

Officers-directors are compensated for their services in the amount of a total $1,000 per month starting May 1, 2007.

5.           CAPITAL STOCK

On April 10, 2007, Company completed a private placement consisting of 35,000,000 post split common shares sold to directors and officers at a price of $0.001 per share for a total consideration of $1,750.  On May 31, 2007, the Company completed a private placement of 16,000,000 post split common shares at $0.05 per share for a total consideration of $40,000.

On February 12, 2008, the shareholders of the Company approved a 20 to 1 forward stock split, resulting in an increase of the outstanding shares of common stock from 2,550,000 to 51,000,000.
The 51,000,000 post split common shares are shown as split from the date of inception.

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

LIQUIDITY AND CAPITAL RESOURCES

Laural has had no revenue since inception and its accumulated deficit is $63,500.  To date, the growth of Laural has been funded by the sale of shares and advances by its director in order to meet the requirements of filing with the SEC and maintaining the Waibau Gold Claim in good standing.

The plan of operations during the next twelve months is for us to undertake exploration work on the Waibau Gold Claim and meet our filing requirements.   Presently we do not have the funds to consider any additional mineral claims.

Our management estimates that a minimum of $23,398 will be required over the next twelve months to pay for such expenses as follows:

Funds required	Estimated Amount

Accounting and audit requirements	$ 7,500
Bank charges and interest	150
Exploration expenses – Phase I	11,050
Filing fees	200
Management fees @ $1,000 per month	12,000
Office – photocopying, faxing and delivering	500
Rent @ $300 per month	3,600
Transfer agent’s fees	1,000
36,000
Accounts payable – February 29, 2008	7,462
Total estimated funds required	43,462
Deduct: Bank balance as at February 29, 2008	20,064
Net estimated funds required	$ 23,398

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

On May 31, 2007, Laural closed a private placement pursuant to Regulation S of the Securities Act of 1933, whereby 800,000 common shares were sold at the price of $0.05 per share to raise $40,000.

On February 12, 2008, the shareholders of the Company approved a 20 to 1 forward stock split resulting in an increase of the outstanding shares of common stock from 2,550,000 to 51,000,000.

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

Previous Exploration

To our knowledge based on examination by our geologist of available records, no detailed exploration has previously been undertaken on the area covered by the Waibau Claim. Numerous showings of mineralization have been discovered in the area however and six prospects have achieved significant production.  The same rock units of the Ba Volcanic Group that are found at those mineral occurrences underlie our claim. The Symonds’ Report has concluded that further exploration of the Waibau Claim is warranted.  No assurance, however, can be given that any mineralization will be found on our Claim.

Proposed Exploration Work – Plan of Operation

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

The Symonds Report recommends a two-phase exploration program to properly evaluate the potential of the claim.  Phase I work will consist of geological mapping and surveying.  This will involve, among other things, establishing a grid and the creation of maps showing all features of the terrain of our claim. We will create an actual grid on the ground whereby items can be related one to another more easily and with greater accuracy. When we map, we will actually draw a scale map of the area and make notes on it as to the location where anything (e.g. potential mineralization) was found that was of interest.  In the process we will also identify any showings which appear to warrant sampling, i.e. any rock formations that appear to warrant our taking soil and rock samples from the claims to a laboratory where a determination of the elemental make-up of the sample and the exact concentrations of gold and other indicator minerals can be made. We anticipate, based on the estimate contained in the Symonds Report, that Phase I work will cost $11,050 (Fiji $17,700).  The Waibau Claim is located in a tropical climatic area so the claim can be worked year round. We anticipate completing Phase I before the end of 2008.

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

As indicated above we will hire subcontractors on an as needed basis. We have not entered into negotiations or contracts with any of our potential subcontractors.  We do not intend to initiate negotiations or hire anyone until we are nearing the time of commencement of our planned exploration activities.

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

While we were incorporated in 2007, we have not yet conducted any exploration activities.  We have not generated any revenues. We have no exploration history upon which you can evaluate the likelihood of our future success or failure.  Our net loss from inception to February 29, 2008, the date of our most recent audited financial statements is $63,500.  Our ability to achieve profitability and positive cash flow in the future is dependent upon

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

The possibility of development of and production from our exploration property depends upon the results of exploration programs and/or feasibility studies and the recommendations of duly qualified professional engineers and geologists.  We are a small company and do not have much capital.  We must limit our exploration activity unless and until we raise additional capital.  Any decision to expand our operations on our exploration property will involve the consideration and evaluation of several significant factors beyond our control.  These factors include, but are not limited to:

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

Our directors and officers currently own 35,000,000 shares of common stock (after the forward stock split of 20 to 1) representing 68.6% of our outstanding shares.  The directors and officers registered for resale under an effective Form SB-2 3,500,000 of their shares.  Assuming that such directors and officers sell their 3,500,000 shares, they will still own 31,500,000 shares of common stock representing 61.8% of our outstanding shares.  As a result, they will have substantial influence over our operations and can effect certain corporate transaction without further shareholder approval.  This concentration of ownership may also have the effect of delaying or preventing a change in control.

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

In addition, our share price may be impacted by factors that are unrelated or disproportionate to our operating performance.  Our share price might be affected by general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations.  In addition,  stocks traded over the OTCBB quotation system are usually thinly traded, highly volatile and not followed by analysts.  These factors, which are not under our control, may have a material effect on our share price.

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

PART 11 – OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

There are no legal proceedings to which Laural or is a party or to which the Waibau Gold Claim is subject, nor to the best of management’s knowledge are any material legal proceedings contemplated.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 12, 2008, the shareholders of the Company approved a 20 to 1 forward stock split, resulting in an increase of the outstanding shares of common stock from 2,550,000 to 51,000,000..

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

LAURAL RESOURCES, INC.
(Registrant)

Date: April 4, 2008	MANDI LUIS
Chief Executive Officer, President and Director

Date: April 4, 2008	ROBERT MACKAY
Chief Financial Officer, Chief Accounting Officer, Secretary and Director