Form 10-K
period 2008-05-31
Laural Resources, Inc.
filed 2008-08-06
CIK 1405858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(x)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended May 31, 2008

( )	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from to

Commission File number 333-144923

LAURAL RESOURCES, INC.
(Exact name of Company as specified in charter)

Nevada	14-1994102
State or other jurisdiction of incorporation or organization	(I.R.S. Employee I.D. No.)

#15 – 1019 North Shore Blvd.
Burlington, Ontario, Canada	L7T 1X8
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number 1-905-639-4525

Securities registered pursuant to Section 12(b) of the Act:

Title of each share	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12 (g) of the Act:

None
(Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for a shorter period that Laural Resources, Inc. was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes [X]	No [ ]	(2)	Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Laural Resources, Inc. knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [    ]

State issuer’s revenues for its most recent fiscal year:	$ -0-

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of Exchange Act). Yes [ ] No [X]

State the aggregate market value of the voting stock held by nonaffiliates of Laural Resources, Inc.  The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specific date within the past 60 days.

As at May 31, 2008, the aggregate market value of the voting stock held by nonaffiliates is undeterminable and is considered to be 0.

(ISSUER INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE LAST FIVE YEARS)

Not applicable

(APPLICABLE ONLY TO CORPORATE COMPANYS)

As of July 31, 2008, Laural Resources, Inc. has 51,000,000 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Exhibits incorporated by reference are referred under Part IV.

TABLE OF CONTENTS

PART 1

PART 1

ITEM 1. DESCRIPTION OF BUSINESS

History and Organization

We, Laural Resources, Inc. (“Laural”) were incorporated in the State of Nevada on February 13, 2007 and established a fiscal year end of May 31.  We do not have any subsidiaries, affiliated companies or joint venture partners.

We are a start-up, pre-exploration stage company engaged in the search for gold and related minerals and have not generated any operating revenues since inception.  We have incurred losses since inception and our auditors have issued a going concern opinion since we must raise additional capital to fund our operations.   There is no assurance we will be able to raise this capital.

There is no assurance that a commercially viable mineral deposit, a reserve, exists at our mineral claim or can be shown to exist until sufficient and appropriate exploration is done and a comprehensive evaluation of such work concludes economic and legal feasibility.   Such work could take many years of exploration and would require expenditure of very substantial amounts of capital, capital we do not currently have and may never be able to raise.

Our sole holding is a 100% interest in the Waibau Claim located in the Republic of Fiji. Laural acquired the Waibau Claim for the sum of $5,000. We own no property other than the Waibau Claim.

As of the date of this Form 10-K, we have not conducted any exploration work on the Waibau Claim. We do not have funds sufficient to complete only Phase 1 of a two-phase exploration program recommended for the Waibau Claim.  We will be required to raise money in order for us to undertake an exploration program and meet our ongoing financial commitments to our creditors.

We have no fulltime employees and our management devotes a small percentage of their time to the affairs of the Company.

Our administrative office is located at # 15 – 1019 North Shore Blvd. E., Burlington, Ontario, Canada, L7T 1X8.  Our telephone number is (905) 639- 4525.

Presently our outstanding share capital is 51,000,000 common shares.   We have no other type of shares either authorized or issued.

The shareholders may read and copy any material filed by Laural with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC, 20549.   The shareholders may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330.   The SEC maintains an Internet site that contains reports, proxy and information statements, and other information which Laural has filed electronically with the SEC by assessing the website using the following address:  http://www.sec.gov.   Laural has no website at this time.

Planned Business

The following discussion should be read in conjunction with the information contained in the financial statements of Laural and the notes, which form an integral part of the financial statements, which are attached hereto.

The financial statements mentioned above have been prepared in conformity with accounting principles generally accepted in the United States of America and are stated in United States dollars.

This Form 10-K also contains forward-looking statements that involve risks and uncertainties.  If any of the events or circumstances described in the following risks actually occurs, our business, financial condition, or results of operations could be materially adversely affected and the price of our common stock could decline on the OTCBB.

RISK FACTORS

We lack an operating history and have losses, which we expect to continue into the future. As a result, we may have to suspend or cease exploration activity or cease operations.

While we were incorporated in 2007, we have not yet conducted any exploration activities.  We have not generated any revenues. We have no exploration history upon which you can evaluate the likelihood of our future success or failure.  Our net loss from inception to May 31, 2008, the date of our most recent audited financial statements is $76,787.  Our ability to achieve profitability and positive cash flow in the future is dependent upon

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

We have no known ore reserves and we cannot guarantee we will find any gold and/or silver mineralization or, if we find gold and/or silver mineralization, that it may be economically extracted.  If we fail to find any gold and/or silver mineralization or if we are unable to find gold and/or silver mineralization that may be economically extracted, we will have to cease operations.

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

The business of mineral exploration and extraction involves a high degree of risk. Few properties that are explored are ultimately developed into production.  Most exploration projects do not result in the discovery of commercially mineable deposits of ore.  The Waibau Claim, our sole property, does not have a known body of commercial ore. Should our mineral claim be found to have commercial quantities of ore, we would be subject to additional risks respecting any development and production activities. Unusual or unexpected formations, formation pressures, fires, power outages, labor disruptions, flooding, explosions, cave-ins, landslides and the inability to obtain suitable or adequate machinery, equipment or labor are other risks involved in extraction operations and the conduct of exploration programs. We do not carry liability insurance with respect to our mineral exploration operations and we may become subject to liability for damage to life and property, environmental damage, cave-ins or hazards. There are also physical risks to the exploration personnel working in the rugged terrain of our claim. Previous mining exploration activities may have caused environmental damage to the Waibau Claim. It may be difficult or impossible to assess the extent to which such damage was caused by us or by the activities of previous operators, in which case, any indemnities and exemptions from liability may be ineffective.

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

Our directors and officers currently own 35,000,000 shares of common stock (after the recent forward stock split of 20 to 1) representing 68.6% of our outstanding shares.  The directors and officers registered for resale under an effective Form SB-2 3,500,000 of their shares.  Assuming that such directors and officers sell their 3,500,000 shares, they will still own 31,500,000 shares of common stock representing 61.8% of our outstanding shares.  As a result, they will have substantial influence over our operations and can effect certain corporate transaction without further shareholder approval.  This concentration of ownership may also have the effect of delaying or preventing a change in control.

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

Forward Looking Statements

In addition to the other information contained in this Form 10K, it contains forward-looking statements which involve risk and uncertainties.  When used in this prospectus, the words “may”, “will”, “expect”, “anticipate”, “continue”, “estimate”, “project”, “intend”, “believe” and similar expressions are intended to identify forward-looking statements regarding events, conditions and financial trends that may affect our future plan of operations, business strategy, operating results and financial position.  Readers are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results could differ materially from the results expressed in or implied by these forward-looking statements as a result of various factors, many of which are beyond our control.  Any reader should review in detail this entire Form 10K-SB including financial statements, attachments and risk factors before considering an investment.

ITEM 2. DESCRIPTION OF PROPERTY

Particulars of the Waibau Claim, our sole mineral property follow.

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

There are no permanent facilities, plants, buildings or equipment on the Waibau Claims.

Investment Policies

Laural does not have an investment policy at this time.  Any excess funds it has on hand will be deposited in interest bearing notes such as term deposits or short term money instruments. There are no restrictions on what the director is able to invest or additional funds held by Laural.   Presently Laural does not have any excess funds to invest.

ITEM 3. LEGAL PROCEEDINGS

There are no legal proceedings to which Laural is a party or to which the Waibau Claims are subject, nor to the best of management’s knowledge are any material legal proceedings contemplated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

There has been no Annual General Meeting of Stockholders since Laural’s date of inception.  Management has not set a date for an Annual General Meeting of Stockholders

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Since inception, there has been no established trading market for Laural’s common stock nor has Laural has not paid any dividends on its common stock, and Laural does not anticipate that it will pay dividends in the foreseeable future.  As at May 31, 2007, Laural had 37 shareholders; two of these shareholders are an officers and director of Laural.

Option Grants and Warrants outstanding since Inception.

No stock options have been granted since Laural’s inception.

There are no outstanding warrants or conversion privileges for Laural’s shares.

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Corporate Organization and History Within Last Five years

The Company was incorporated under the laws of the State of Nevada on February 13, 2007 under the name Laural Resources, Inc.  The Company does not have any subsidiaries, affiliated companies or joint venture partners.

We have not been involved in any bankruptcy, receivership or similar proceedings since inception nor have we been party to a reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business other than the Waibau Gold Claim.    We have a specific business plan to complete Phase I of our exploration program during the fall of 2008.

Business Development Since Inception

We have relied upon advances from our directors to assist in financing the Company’s operations since inception.  As of the July 15, 2008 our directors had advanced an aggregate total of $36,199to the Company.

With funds advanced by one of our directors we identified and acquired a mineral property that we consider holds the potential to contain gold mineralization.  On March 1, 2007 we purchased, for $5,000, the Waibau Gold Claim (hereinafter the “Waibau Claim”) from Siti Ventures Inc., an independent prospecting company based in Fiji.  The Waibau Claim is situated approximately 9 miles south of the town of Lautoka, on the island of Viti Levu, the largest and most populous island in the Republic of Fiji.

In March 2007 we engaged Robert Symonds, P. Geol., to conduct a review and analysis of the Waibau Claim and the previous exploration work undertaken on the property and to recommend a mineral exploration program for the Waibau Claim.  Mr. Symond’s report titled “Summary of Exploration of the Waibau Property, Lautoka, Fiji” dated March 12, 2007 recommends a two-phase exploration program for the Waibau Claim.

We raised $1,750 in initial seed capital on April 10, 2007 in order to provide some working capital for the Company and on May 31, 2007 Laural closed a private placement pursuant to Regulation S of the Securities Act of 1933, whereby 800,000 common shares were sold at the price of $0.05 per share to raise $40,000.

We intend to undertake exploration work on the Waibau Claim.  We are presently in the pre-exploration stage and there is no assurance that mineralized material with any commercial value exits on our property. We do not have any ore body and have not generated any revenues from our operations.  Our planned exploration work is exploratory in nature.  We are the registered and beneficial owner of a 100% interest in the Waibau Claim located in the Republic of Fiji.
The Waibau Claim covers an area of approximately 81 hectares (approximately 200 acres).

Our Business

We intend to undertake exploration work on the Waibau Claim, located near the town of Lautoka, in the Republic of Fiji.

We are presently in the pre-exploration stage and there is no assurance that mineralized material with any commercial value exits on our property.

We do not have any ore body and have not generated any revenues from our operations.

To become profitable and competitive, we must invest into the exploration of our property before we start production of any minerals we may find. We must obtain equity or debt financing to provide the capital required to fully implement our phased exploration program.  We have no assurance that financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we will be unable to commence, continue, develop or expand our exploration activities. Even if available, equity financing could result in additional dilution to existing shareholders.

Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. Accordingly, we must raise cash from sources other than the sale of minerals found on the Waibau Claims. That cash must be raised from other sources. Our only other source for cash at this time is investments by others in the Company.  We must raise cash to implement our planned exploration program and stay in business.

To meet our need for cash we must raise additional capital.  We will attempt to raise additional money through a private placement, public offering or through loans.  We have discussed this matter with our officers and directors.  At the present time, we have not made any arrangements to raise additional cash.  We require additional cash to continue operations.  Such operations could take many years of exploration and would require expenditure of very substantial amounts of money, money we do not presently have and may never be able to raise.   If we cannot raise it we will have to abandon our planned exploration activities and go out of business.

Our future financial success will be dependent on the success of the exploration work on the Waibau Claim.   Such exploration may take years to complete and future cash flows, if any, are impossible to predict at this time.   The realization value from any mineralization which may be discovered by us is largely dependent on factors beyond our control such as the market value of metals produced, mining regulations in the Republic of Fiji and foreign exchange rates.

Our capital commitments for the next twelve months consist of expenses associated with the completion of Phase I of our exploration program, estimated at $11,050.   Including Phase I work, we will have to incur the following estimated expenses over the next twelve months:

Expenses	Amount	Description

Accounting	$ 5,775
    Fees to the internal accountant for preparing the quarter and annual working papers for the financial statements to be reviewed and examined by the independent accountants.   This also includes applicable taxes.

Audit	4,000	Review of the quarterly financial statements and examination of the annual financial statements and rendering an opinion thereon.
Bank charges	150	Estimated bank charges
Exploration	11,050	Completion of Phase I
Filing fees	200	Annual fee to the Secretary of State for Nevada
Management fees	12,000	Agreed amount of $1,000 per month
Office	500	Photocopying, delivery and fax expenses
Rent	3,600	Agreed upon rent at $300 per month.
Transfer agent’s fees	1,000	Preparation of share certificates and other documents periodically required by the Company
Estimated expenses	38,275
Accounts Payable – third parties – May 31, 2008	11,561	Represents the amounts owed to third party creditors as at May 31, 2008
Total estimated cash needed	49,836
Less: cash on hand – May 31, 2008	(12,723)	Cash on hand as at May 31, 2008 applied to estimated expenses.
Additional cash required	$ 37,113

As indicated above, we intend to offset the cash shortfall of $37,113 by future advances of cash of approximately $20,000 to the Company committed to by our directors and officers.  This will not eliminate our entire shortfall and therefore management will have to seek other means of obtaining financing in the future.

We have no plant or significant equipment to sell, nor are we going to buy any plant or significant equipment during the next twelve months. We will not buy any equipment until we have located a body of ore and we have determined it is economical to extract the ore from the land.

We may attempt to interest other companies to undertake exploration work on the Waibau Claim through joint venture arrangement or even the sale of part of the Waibau Claim.  Neither of these avenues has been pursued as of the date of this Form 10K.

Our engineer has recommended a two-phase exploration program for the Waibau Claim.  However, even if Phase I results suggest Phase II work is warranted, we do not presently have the requisite funds and so will be unable to complete anything beyond Phase I of the recommended exploration program until we raise more money or find a joint venture partner to complete the exploration work.  If we cannot find a joint venture partner and do not raise more money, we will be unable to complete any work beyond Phase I of the exploration program recommended by our engineer.  If we are unable to finance additional exploration activities, we do not know what we will do and we do not have any plans to do anything else.

We do not intend to hire any employees at this time. All of the work on the Waibau Claim will be conducted by unaffiliated independent contractors that we will hire. The independent contractors will be responsible for surveying, exploration, and excavation.  We may engage a geologist to assist in evaluating the information derived from the exploration and excavation including advising us on the economic feasibility of removing any mineralized material we may discover.

Trends

We are in the pre-explorations stage, have not generated any revenue and have no prospects of generating any revenue in the foreseeable future.  We are unaware of any known trends, events or  uncertainties that have had,  or are reasonably likely to have, a material impact on our business or income, either in the long term of short term, other than as described  in this section or in ‘Risk Factors’.

Critical Accounting Policies

Our discussion and analysis of its financial condition and results of operations, including the discussion on liquidity and capital resources, are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management re-evaluates its estimates and judgments.

The going concern basis of presentation assumes we will continue in operation throughout the next fiscal year and into the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. Certain conditions, discussed below, currently exists which raise substantial doubt upon the validity of this assumption. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

Twelve months ended May 31, 2008 and for the period from February 13, 2007 (date of inception) to May 31, 2007 and for the period from February 13, 2007 (date of inception) to May 31, 2008.

We incurred accumulated net losses since inception of $76,787 as detailed in the following table:

Expenses	Ref.	For the twelve months ended May 31, 2008	From inception to May 31, 2007	From inception to May 31, 2008

Accounting and audit	(i)	$ 11,453	$ 3,825	$ 15,278
Bank charges		110	91	201
Consulting	(ii)	18,000	4,000	22,000
Exploration costs	(iii)	1,172	5,000	6,172
Filing fees	(iv)	129	350	479
Geological report	(v)	-	2,000	2,000
Incorporation costs	(vi)	-	590	590
Legal	(vii)	6,580	-	6,580
Management fees	(viii)	12,000	1,000	13,000
Office	(ix)	2,680	368	3,048
Rent	(x)	3,600	300	3,900
Transfer agent fees	(xi)	2,154	-	2,154
Travel and entertainment	(xii)	1,385	-	1,385

Total		$ 59,263	$ 17,524	$ 76,787

(i)           Audit and Accounting

Auditing and accounting expense represents the cost of the preparation of the financial statements for the three months ended August 31, 2007, the six months ended November 30, 2007, the nine months ended February 29, 2008 and for the fiscal year ended May 31, 2008 and the subsequent review and examination of these statements by our independent accountants.

(ii)           Consulting

Laural engaged the services of DTMD Consultants to prepare a registration statement for filing with the SEC and prepare the documents need to complete the forward split of the share capital.

(iii)           Exploration costs

The Company required a mining license since it has a mineral claim in Fiji.

(iv)           Filing fees

Represents paid to SEC to file Form SB-2 and wire charges associated therewith. In addition Laural obtained a CUSIP number.

(v)           Geological Report

The cost for Laural obtaining the Symonds’ report.

(vi)           Incorporation costs

There were no incorporation costs in the 2008 year end.

(vii)           Legal Fees

Legal fees were paid to obtain an opinion as Exhibit 5 to the registration statement, opinion requested by the Laural’s transfer agent and a review of documents by legal counsel for Laural’s market maker.

 (viii)                      Management fees

The Company pays its president, Mandi Luis, $1,000 per month for performing certain administrative duties on behalf of Laural.

(ix)           Office

Office expenses during the last year were mainly for courier, postage, office supplies, etc.

(ix)           Rent

We do not have an office but have arranged to use Mandi Luis’s office in her personal residence until such time as it become advantageous to rent our own office space.  In consideration for the use of his office, we have agreed to pay her $300 per month with part of the payment being applied to her telephone charges.

(xi)           Transfer agent fees

We have paid Empire Stock Transfer $1,000 for the annual transfer agent fee, $650 for   transferring of stock certificates and other fees of $200.

(xii)           Travel and entertainment

Meetings with shareholders and traveling costs.

Balance Sheets

Total cash and cash equivalents as at May 31, 2008 was $12,723.  Our working capital position as at May 31, 2008 was negative amount of $34,938.   This was mainly due to $36,199 advanced by our directors.

Total shareholders’ equity as at May 31, 2008 was a deficiency of $35,037. Total shares outstanding as at May 31, 2008 were 51,000,000 common shares.   The increase in the number of shares outstanding compared with the prior year was due to a forward stock split of 20 new shares for each 1 old share held.

As of July 15, 2008 share capital outstanding was 51,000,000 common shares.

FINANCIAL STATEMENTS

The financial statements attached to this Form 10-K for the year ended May 31, 2008 have been examined by our independent accountants, Madsen & Associates CPA’s Inc. and attached hereto.

ITEM 8.  CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the year ended May 31, 2008, to the best of our knowledge, there have been no disagreements with Madsen & Associates CPA’s Inc. on any matters of accounting principles or practices, financial statement disclosure, or audit scope procedures, which disagreement if not resolved to the satisfaction of Madsen & Associates CPA’s Inc. would have caused them to make a reference in connection with its report on the financial statements for the year.

ITEM 8A – CONTROLS AND PROCEDURES
(a)           Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of Laural’s controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this annual report on Form 10-K (the “Evaluation Date”), have concluded that as of the Evaluation Date, Laural’s disclosure controls and procedures were adequate and effective to ensure that material information relating to it would be made known to it by others, particularly during the period in which this annual report on Form 10-K was being prepared.

(b)           Changes in Internal Controls

There were no changes in Laural’s internal controls or in other factors that could affect its disclosure controls and procedures subsequent to the Evaluation Date, nor any deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.

PART 111

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

The name, address, age and position of our officers and directors is set forth below:

Name and Address	Position(s)	Age

Mandi Luis # 15 – 1019 North Shore Blvd. E., Burlington, Ontario, Canada, L7T 1X8	Chief Executive Officer, President and Director (1)	51

Robert MacKay 1 Largo Lane, Scarborough, Ontario, Canada, M1J 1R2	Chief Financial Officer, Chief Accounting Officer, Secretary-Treasurer and Director (2)	45

(1)	Mandi Lui was appointed a director on February 23, 2007, President and Principal Executive Officer on February 24, 2007.

(2)	Robert MacKay became a director on February 24, 2007 and was also appointed Secretary Treasurer and Chief Financial Officer on February 24, 2007.

Background of officers and directors

MANDI LUIS has been the President and Director of the Company since February 2007.  Ms. Luis worked for a major Canadian bank for over 27 years, staring out in mortgage lending, soon rising to branch and then regional management positions, with her emphasis shifting to human resources, project management workplace wellness/mental health during her last decade with the bank.   During the past five years Ms. Luis has operated a consulting firm providing individual and group career consulting including such services as career development, job search techniques and skills, interview preparation, resume building and hosting/marketing of career development retreats and seminars.

ROBERT MacKAY has been a director and Secretary Treasurer of the Company since February 2007.  Since 1980, Mr. MacKay has been involved in community mental health advocacy, initially in New Brunswick and more recently in Ontario. For the past five years, Mr. MacKay has operated his own consulting company specializing in the promotion, creation and implementation of ‘workplace wellness’ dealing with the creation and maintenance of healthy (physical and mental) working environments, for private industry and government.

None of our officers and directors work full time for our company.  Mandi Luis spends approximately 24 hours a month on administrative and accounting matters.  As Secretary Treasurer, Robert MacKay spends approximately 16 hours per month on corporate matters.

None of our directors is an officer or director of a company registered under the Securities and Exchange Act of 1934.

Board of Directors Audit Committee

Below is a description of the Audit Committee of the Board of Directors.  The Charter of the Audit Committee of the Board of Directors sets forth the responsibilities of the Audit Committee. The primary function of the Audit Committee is to oversee and monitor the Company’s accounting and reporting processes and the audits of the Company’s financial statements.

Our audit committee is comprised of Mandi Luis, our President and Chairman of the audit committee, and Robert MacKay our Chief Financial Officer and Secretary Treasurer neither of whom are independent.  Neither Ms. Luis nor Mr. MacKay can be considered an “audit committee financial expert” as defined in Item 401 of Regulation S-B.  The Company does not presently have, among its officers and directors, a person meeting these qualifications and given our financial conditions, does not anticipate in seeking an audit committee financial expert in the near future.  However Ms. Luis, Chairman of the Audit Committee, has engaged the services of an independent Chartered Accountant as a consultant to provide advice to the Audit Committee as and when the committee meets to review the Company’s financial statements.

Apart from the Audit Committee, the Company has no other Board committees.
Since inception on February 13, 2007, our Board has conducted its business entirely by consent resolutions and has not met, as such.  Our Audit Committee has held one meeting.

Conflicts of Interest

None of our officers and directors is a director or officer of any other company involved in the mining industry.  However there can be no assurance such involvement in other companies in the mining industry will not occur in the future.  Such potential future involvement could create a conflict of interest.

To ensure that potential conflicts of interest are avoided or declared, the Board of Directors adopted, on February 24, 2007, a Code of Business Conduct and Ethics. Laural’s Code of Business Conduct and Ethics embodies our commitment to such ethical principles and sets forth the responsibilities of Laural and its officers and directors to its shareholders, employees, customers, lenders and other stakeholders. Our Code of Business Conduct and Ethics addresses general business ethical principles and other relevant issues.

Significant Employees

Except payments to Ms. Luis, we have no paid employees as such.  Our Officers and Directors fulfill many functions that would otherwise require Laural to hire employees or outside consultants.  We anticipate engaging the services of workers to assist in the exploration of the Waibau Claim.  We expect to engage a field worker(s) later this year to assist in conduct the Phase I exploration work to undertaken on the Waibau Claim by the end of 2007.  Any field workers we engage will not be considered employees either on a full time or part time basis.  This is because our exploration programs will not last more than a few weeks and once completed these individuals will no longer be required to fulfill such functions.

Family Relationships

Our President and our Chief Financial Officer and Secretary Treasurer are unrelated.

Involvement in Certain Legal Proceedings

To the knowledge of the Company, during the past five years, none of our directors or executive officers:

(1)
has filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by the court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filings;

(2)	was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)
was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities:

(i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliate person, director or employee of any investment company, or engaging in or continuing any conduct or practice in connection with such activity;
(ii)  engaging in any type of business practice; or
(iii) engaging in any activities in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

(4)
was the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activities;

(5)
was found by a court of competent jurisdiction in a civil action or by the SEC to have violated any federal or state securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated.

(6)
was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

General Philosophy

The Company’s Board of Directors is responsible for establishing and administering the Company’s executive and director compensation.

Executive Compensation

The Board of Director has approved a management fee to Mandi Luis in the amount of $1,000 per month.  This monthly fee will pay Ms. Luis for time in performing administrative functions for us including engaging consultants and developing our business plan.  This fee was determined by the Board considering the amount of time Mrs. Luis will provide to the Company and also taking into consideration the financial condition of the Company.

Compensation Summary

The following table summarizes all compensation earned by or paid to our Chief Executive Officer (Principal Executive Officer) and other executive officers, during the past fiscal year ended May 31, 2008.

Summary Compensation Table

Name and principal position	Year	Salary	Option Award	All Other ompensation	Total

Martin Mani Luis Chief Executive Officer, President and Director	2007 2008	$1,000 12,000	0 0	0 0	$1,000 12,000

Robert MacKay Chief Financial Officer, Secretary, Treasurer and Director	2007 2008	0 0	0 0	0 0	0 0

Compensation of Directors and Officers

We have no standard arrangement to compensate directors for their services in their capacity as directors.  Directors are not paid for meetings attended.   All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred.

Our President has received monthly, commencing May 1, 2007, the sum of $1,000 as a management fee.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as at July 15, 2008, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The shareholder listed below has direct ownership of his/her shares and possesses sole voting and dispositive power with respect to the shares.

Title or Class	Name and Address of Beneficial Owner (1)	Amount of Beneficial Ownership (2)	Percent of Class

Common Stock	Mandi Luis # 15 – 1019 North Shore Blvd. E., Burlington, Ontario, Canada, L7T 1X8	20,000,000	39.2%

Common Stock	Robert MacKay 1 Largo Lane Scarborough, Ontario, Canada, M1J 1R2	15,000,000	29.4%

Common Stock	Directors and Officers as a Group (2 persons)	35,000,000	68.6%

(1)	Unless otherwise noted, the security ownership disclosed in this table is of record and beneficial.

(2)
Under Rule 13-d of the Exchange Act, shares not outstanding but subject to options, warrants, rights, conversion privileges pursuant to which such shares may be acquired in the next 60 days are deemed to be outstanding for the purpose of computing the percentage of outstanding shares owned by the person having such rights, but are not deemed outstanding for the purpose of computing the percentage for such other persons.  None of our officers or directors has options, warrants, rights or conversion privileges outstanding.

Future Sales by Existing Shareholders

As of July 15, 2008 there are a total of 51,000,000 shares of our common stock issued and outstanding. Of these, all 31,500,000 shares held by our two directors and officers are ‘restricted shares’ as defined in Rule 144 of the Securities Act of 1933. Under our recent effective registration statement 3,500,000 shares held by our directors and officers were qualified for resale.   The current number of restricted shares owned by our officers and directors is as follows:

Mandi Luis	18,000,000 shares
Robert Mackay	13,500,000 shares
Total restricted shares	31,500,000 shares

 DESCRIPTION OF SECURITIES

Our authorized capital consists of 300,000,000 shares of common stock, par value $0.001 per share, of which 51,000,000 shares are issued and outstanding.

The holders of our common stock are entitled to receive dividends as may be declared by our Board of Directors; are entitled to share ratably in all of our assets available for distribution upon winding up of the affairs our Company; and are entitled to one non-cumulative vote per share on all matters on which shareholders may vote at all meetings of the shareholders.

The shareholders are not entitled to preference as to dividends or interest; preemptive rights to purchase in new issues of shares; preference upon liquidation; or any other special rights or preferences.

Dividend Policy

As of the date of this prospectus we have not paid any cash dividends to stockholders.  The declaration of any future cash dividends, if any, will be at the discretion of the Board of Directors and will depend on our earnings, if any, capital requirements and financial position, general economic conditions and other pertinent conditions.  It is our present intention not to pay any cash dividends in the near future.

Transfer Agent

We have engaged the services of Action Stock Transfer Corporation, 7069 S. Highland Drive, Suite 300, Salt Lake City, UT., 84121 to act as transfer and registrar.

Employment Agreements with Executive Officers and Directors

There are no employment agreements with any officers or directors other than the money payment to them as more fully described elsewhere in this Form 10K.

Stock Option Plan

We have never established any form of stock option plan for the benefit of our directors, officers or future employees.  We do not have a long-term incentive plan nor do we have a defined benefit, pension plan, profit sharing or other retirement plan.

Bonuses and Deferred Compensation

None

Compensation Pursuant to Plans

None

Pension Table

None

Termination of Employment

There are no compensatory plans or arrangements, including payments to be received from Laural, with respect to any person named in Summary of Compensation set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person’s employment with Laural, or any change in control of Laural, or a change in the person’s responsibilities following a change in control of Laural.

Compliance with Section 16 (a) of the Exchange Act

Laural knows of no director, officer, beneficial owner of more than ten percent of any class of equity securities of Laural’s registered pursuant to Section 12 (“Reporting Person”) that failed to file any reports required to be furnished pursuant to Section 16(a).  No officer or director has filed a Form 3 with the SEC during the period under review.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management and Others

Except as indicated below, there were no material transactions, or series of similar transactions, since inception of Laural, or any currently proposed transactions, or series of similar transactions, to which Laural was or is to be a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by Laural to own of record or beneficially more than 5% of any class of Laural’s common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Indebtedness of Management

There were no material transactions, or series of similar transactions, since inception of Laural, or any currently proposed transactions, or series of similar transactions, to which Laural was or is to be a part, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to Laural to own of record or beneficially more than 5% of the common shares of Laural’s capital stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Transactions with Promoters

Laural does not have promoters and has no transactions with any promoters.

PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  (1)                         Financial Statements.  The following financial statements are included in this report:

Title of Document	Page

Report of Madsen & Associates, CPA’s Inc.	29

Balance Sheets as at May 31, 2008 and 2007	30

Statement of Operations for the twelve months ended May 31, 2008 and for the period from February 13, 2007 (date of inception) to May 31, 2007 and for the period from February 13, 2007 (date of inception) to May 31, 2008	31

Statement of Changes in Shareholders’ Equity for the period from February 13, 2007 (date of inception) to May 31, 2008	32

Statement of Cash Flows for the twelve months ended May 31, 2008 and for the4 period from February 13, 2007 (date of inception) to May 31, 2007 and for the period from February 13, 2007 (date of inception) to May 31, 2008	33

Notes to the Consolidated Financial Statements	34

(a)  (2)   Financial Statement Schedules

The following financial statement schedules are included as part of this report:

None.

(a)  (3)   Exhibits

The following exhibits are included as part of this report by reference:

3.1	Certificate of Incorporation (incorporated by reference from Laural’s Registration Statement on Form SB-2 filed on July 27, 2007, Registration No. 333-144923)

3.2	Articles of Incorporation (incorporated by reference from Laural’s Registration Statement on Form SB-2 filed on July 27, 2007, Registration No.333-144923)

3.3	By-laws (incorporated by reference from Laural’s Registration Statement on Form SB-2 filed on July 27, 2007, Registration No. 333-144923)

4	Stock Specimen (incorporated by reference from Laural’s Registration Statement on Form SB-2 filed on July 27, 2007, Registration No. 333-144923)

10.1	Transfer Agent and Registrar Agreement (incorporated by reference from Laural’s Registration Statement on Form SB-2 filed on July27, 2007 Registration No. 333-144923)

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
(1)           Audit Fees

The aggregate fees billed by the independent registered accountants for the period ended May 31, 2008 for professional services for the review of the quarterly financial statements as at August 31, November 30, 2007 and February 29, 2008, annual financial statements as of May 31, 2008 and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those period years were as follows:  $500 for each of the quarters ended August 31 and November 30, 2007 and February 29, 2008 and $2,500 for the audit of May 31, 2008.

(2)           Audit-Related Fees

The aggregate fees billed in each of the two periods mentioned above for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of Laural’s financial statements and are not reported under Item 9 (e)(1) of Schedule 14A was NIL.

(3)           Tax Fees

The aggregate fees billed in May 31, 2008 for professional services rendered by the principal accountants for tax compliance, tax advice, and tax planning was NIL.

(4)           All Other Fees

During the period from inceptions to May 31, 2008 there were no other fees charged by the principal accountants other than those disclosed in (1) and (3) above.

(5)           Audit Committee’s Pre-approval Policies

At the present time, there are not sufficient directors, officers and employees involved with Laural to make any pre-approval policies meaningful.  Once Laural has elected more directors and appointed directors and non-directors to the Audit Committee it will have meetings and function in a meaningful manner.

(6)           Audit Hours Incurred

The principal accountants did not spend greater than 50 percent of the hours spent on the accounting by Laural’s internal accountant.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAURAL RESOURCES INC.
(Registrant)
August 5, 2008

By:   MANDI LUIS
Mandi Luis
Chief Executive Officer,
President and Director

By: ROBERT MACKAY
Robert Mackay
Chief Accounting Officer
Chief Financial Officer and Director

MADSEN & ASSOCIATES CPA’s INC.	684 East Vine Street, #3
Certified Public Accountants and Business Consultants	Murray, Utah, 84107
Telephone 801-268-2632
Fax 801-262-3978

Board of Directors
Laural Resources, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Laural Resources, Inc. (pre-exploration stage company) at May 31, 2008, and the related statement of operations, changes in stockholders' equity, and cash flows for the year ended May 31, 2008 and period from February 13, 2007 (date of inception) to May 31, 2007 and for period from February 13, 2007 (date of inception) to May 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness for the company's internal control over financial reporting.   Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosure in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Laural Resources, Inc. at May 31, 2008, and the results of operations and cash flows for year ended May 31, 2008 and for the period from February 13, 2007 (date of inception) to May 31, 2007 and for the period from February 13, 2007 (date of inception) to May 31, 2008, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company will need additional working capital for its planned activities and to service its debt, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in the notes to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Murray, Utah                                                                           MADSEN & ASSOCIATES, CPA’s INC.
August 5, 2008

LAURAL RESOURCES, INC.
(A Pre-exploration Stage Company)
BALANCE SHEETS

	May 31, 2008	May 31, 2007

ASSETS

CURRENT ASSETS

Cash	$ 12,723	$ 40,609

Total Current Assets	$ 12,723	$ 40,609

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$ 11,561	$ 3,864
Accounts payable – related parties	36,199	12,519

Total Current Liabilities	47,760	16,383

STOCKHOLDERS’ DEFICIENCY

Common stock
300,000,000 shares authorized, at $0.001 par value;
51,000,000 shares issued and outstanding	51,000	51,000
Capital in excess of par value	(9,250)	(9,250)
Deficit accumulated during the pre-exploration stage	(76,787)	(17,524)

Total Stockholders’ (Deficiency) Equity	(35,037)	24,226

	$ 12,723	$ 40,609

The accompanying notes are an integral part of these financial statements.

LAURAL RESOURCES, INC.
(A Pre-exploration Stage Company)
STATEMENT OF OPERATIONS
For the year ended May 31, 2008 and for period from February 13, 2007 (date of inception) to May 31, 2007 and for the period from February 13, 2007 (date of inception) to May 31, 2008

	For the year ended May 31, 2008	From February 13, 2007 (date of inception) to May 31, 2007	From February 13, 2007 (date of inception) to May 31, 2008

REVENUE	$ -	$ -	$ -

EXPENSES

Acquisition, staking and geological report	1,172	7,000	8,172
Administrative	58,091	10,524	68,615

NET LOSS FROM OPERATIONS	$ (59,263)	$ (17,524)	$(76,787)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.00)	$ (0.00)

AVERAGE OUTSTANDING SHARES

Basic	51,000,000	51,000,000

The accompanying notes are an integral part of these financial statements.

LAURAL RESOURCES, INC.
 (Pre-Exploration Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
Period February 13, 2007 (date of inception) to May 31, 2008

	Common Shares	Stock Amount	Capital in Excess of Par Value	Accumulated Deficit

Balance February 13, 2007	-	$ -	$ -	$ -

Issuance of common shares for cash at $.001 – April 10, 2007	35,000,000	35,000	(33,250)	-

Issuance of common shares for cash at $.05 – May 31, 2007	16,000,000	16,000	24,000

Net operating loss for the period February 13, 2007 ( date of Inception) to May 31, 2007	-	-	-	(17,524)

Net operating loss for the year ended May 31, 2008	-	-	-	(59,263)

Balance as at May 31, 2008	51,000,000	$ 51,000	$ (9,250)	$ (76,787)

The accompanying notes are an integral part of these financial statements

LAURAL RESOURCES, INC.
(A Pre-exploration Stage Company)
STATEMENT OF CASH FLOWS

For the year ended May 31, 2008 and for the period from February 13, 2007 (date of inception) to May 31, 2007 and for the period from February 13, 2007 (date of inception)
to May 31, 2008

	For the year ended May 31, 2008	From February 13, 2007 (date of inception) to May 31, 2007	From February 13, 2007 (date of inception) to May 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (59,263)	$ (17,524)	$(76,787)

Adjustments to reconcile net loss to net cash provided by operating activities:

Changes in accounts payable	7,697	3,864	11,561

Net Cash Provided (Used) in Operations	(51,566)	(13,660)	(65,226)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loan from related parties	23,680	12,519	36,199
Proceeds from issuance of common stock	-	41,750	41,750
	23,680	54,269	77,949

Net Increase (Decrease) in Cash	(27,886)	40,609	12,723

Cash at Beginning of Period	40,609	-	-

CASH AT END OF PERIOD	$ 12,723	$ 40,609	$ 12,723

The accompanying notes are an integral part of these financial statements

LAURAL RESOURCES, INC.
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
May 31, 2008

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
May 31, 2008

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

On May 31, 2008 the Company had a net operating loss carry forward of $76,787 for income tax purposes.  The tax benefit of approximately $23,000 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years.  Losses will expire on 2028

Foreign Currency Translations

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
May 31, 2008

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

3.           AQUISITION OF MINERAL CLAIM

On March 1, 2007, the Company acquired the Waibau Gold Claim located in the Republic of Fiji from Siti Ventures Inc., an unrelated company, for the consideration of $5,000.  The Waibau Gold Claim is located on the island of Viti Leva.  Under Fijian law, the claim remains in good standing as long as the Company has an interest in it.   There is no annual maintenance fee or minimum exploration work required on the Claim.

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

Officers-directors and their families have acquired 69% of the common stock issued and have made no interest, demand loans to the Company of $36,199.

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
May 31, 2008

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