Form 10-Q
period 2008-08-31
Laural Resources, Inc.
filed 2008-10-08
CIK 1405858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended August 31, 2008

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

September 30, 2008: 51,000,000 common shares

Transitional Small Business Disclosure format (Check one):   Yes [   ]  No [X]

INDEX

		Page Number
PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	3

	Balance Sheet as at August 31, 2008 and May 31, 2007	4

	Statement of Operations For the three months ended August 31, 2008 and 2007 and for the period February 13, 2007 (Date of Inception) to August 31, 2008	5

	Statement of Cash Flows For the three months ended August 31, 2008 and 2007 and for the period February 13, 2007 (Date of Inception) to August 31, 2008	6

	Notes to the Financial Statements.	7

ITEM 2.	Management’s Discussion and Analysis or Plan of Operations	11

ITEM 3.	Controls and Procedures	19

PART 11.	OTHER INFORMATION	19

ITEM 1.	Legal Proceedings	19

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

ITEM 3.	Defaults Upon Senior Securities	19

ITEM 4.	Submission of Matters to a Vote of Security Holders	20

ITEM 5.	Other Information	20

ITEM 6.	Exhibits and Reports on Form 8-K	20

	SIGNATURES.	21

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheets of Laural Resources, Inc. (a pre-exploration stage company) at August 31, 2008 (with comparative figures as at May 31, 2008) and the statement of operations for the three months ended August 31, 2008 and 2007 and for the period from February 13, 2007 (date of incorporation) to August 31, 2008 and the statement of cash flows for the three months ended August 31, 2008 and 2007 and for the period from February 13, 2007 (date of incorporation) to August 31, 2008 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended August 31, 2008 are not necessarily indicative of the results that can be expected for the year ending May 31, 2009.

LAURAL RESOURCES, INC.
(A Pre-exploration Stage Company)
BALANCE SHEETS

(Unaudited – Prepared by Management)

	August 31, 2008	May 31, 2008

ASSETS

CURRENT ASSETS

Cash	$ 4,651	$ 12,723

Total Current Assets	$ 4,651	$ 12,723

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$ 11,181	$ 11,561
Accounts payable – related parties	36,320	36,199

Total Current Liabilities	47,501	47,760

STOCKHOLDERS’ DEFICIENCY

Common stock
300,000,000 shares authorized, at $0.001 par value;
51,000,000 shares issued and outstanding	51,000	51,000
Capital in excess of par value	(9,250)	(9,250)
Deficit accumulated during the pre-exploration stage	(84,600)	(76,787)

Total Stockholders’ Deficiency	(42,850)	(35,037)

	$ 4,651	$ 12,723

The accompanying notes are an integral part of these unaudited financial statements.

LAURAL RESOURCES, INC.
(A Pre-exploration Stage Company)
STATEMENT OF OPERATIONS
For the three months ended August 31, 2008 and 2007 and for the period from February 13, 2007 (date of inception) to August 31, 2008

(Unaudited – Prepared by Management)

	For the three months ended Aug. 31, 2008	For the three months ended Aug. 31, 2007	From February 13, 2007 (date of inception) to Aug. 31, 2008

REVENUE	$ -	$ -	$ -

EXPENSES
Accounting and auditing	2,022	3,203	17,300
Bank charges and interest	52	30	253
Consulting	-	12,000	22,000
Exploration and staking	-	-	6,172
Filing fees	-	29	479
Geological report	-	-	2,000
Incorporation costs	-	-	590
Legal	1,620	6,500	8,200
Management fees	3,000	3,000	16,000
Office	219	635	3,267
Rent	900	900	4,800
Transfer agent fees	-	-	2,154
Travel and entertainment	-	1,386	1,385

NET LOSS FROM OPERATIONS	$ (7,813)	$ (27,683)	$(84,600)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.00)	$ (0.00)

AVERAGE OUTSTANDING SHARES

Basic	51,000,000	51,000,000

The accompanying notes are an integral part of these unaudited financial statements.

LAURAL RESOURCES, INC.
(A Pre-exploration Stage Company)
STATEMENT OF CASH FLOWS

For the three months ended August 31, 2008 and 2007 and for the period from February 13, 2007 (date of inception) to August 31, 2008

(Unaudited – Prepared by Management)

	For the three months ended Aug. 31, 2008	For the three months ended Aug. 31, 2007	From February 13, 2007 (date of inception) to Aug. 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (7,813)	$ (27,683)	$ (84,600)

Adjustments to reconcile net loss to net cash provided by operating activities:

Changes in accounts payable	(380)	203	11,181

Net Cash Provided (Used) in Operations	(8,193)	(27,480)	(73,419)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loan from related party	121	16,089	36,320
Proceeds from issuance of common stock	-	-	41,750

	121	16,089	78,070

Net Increase (Decrease) in Cash	(8,072)	(11,391)	4,651

Cash at Beginning of Period	12,723	40,609	-

CASH AT END OF PERIOD	$ 4,651	$ 29,218	$ 4,651

The accompanying notes are an integral part of these unaudited financial statements

LAURAL RESOURCES, INC.
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
August 31, 2008

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
August 31, 2008

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

On August 31, 2008 the Company had a net operating loss carry forward of $84,600 for income tax purposes.  The tax benefit of approximately $25,000 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years.  Losses will expire on 2029

Foreign Currency Translations

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
August 31, 2008

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

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

Officers-directors and their families have acquired 69% of the common stock issued and have made no interest, demand loans to the Company of $36,320.

Officers-directors are compensated for their services in the amount of a total $1,000 per month starting May 1, 2007.

LAURAL RESOURCES, INC.
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
August 31, 2008

(Unaudited – Prepared by Management)

5.           CAPITAL STOCK

On April 10, 2007, Company completed a private placement consisting of 35,000,000 post split common shares sold to directors and officers for a total consideration of $1,750.  On May 31, 2007, the Company completed a private placement of 16,000,000 post split common shares for a total consideration of $40,000.

On February 12, 2008, the directors of the Company approved a resolution to forward split the common shares of the Company on the basis of the issuance of 20 new shares for one existing share of common stock presently held (the “Forward Split”).  As a result of the Forward Split every one outstanding share of common stock was increased to twenty shares of common stock.  As at August 31, 2008, there were 51,000,000 common shares issued and outstanding.  The 51,000,000 post split common shares are shown as split from the date of inception.

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

LIQUIDITY AND CAPITAL RESOURCES

Laural has had no revenue since inception and its accumulated deficit is $84,600.  To date, the growth of Laural has been funded by the sale of shares and advances by its director in order to meet the requirements of filing with the SEC and maintaining the Waibau Gold Claim in good standing.

The plan of operations during the next twelve months is for us to undertake exploration work on the Waibau Gold Claim and meet our filing requirements.   Presently we do not have the funds to consider any additional mineral claims.

Our management estimates that a minimum of $44,930 will be required over the next twelve months to pay for such expenses as follows:

Funds required	Estimated Amount

Accounting and audit requirements	$ 9,400
Bank charges and interest	150
Exploration expenses – Phase I	11,050
Filing fees	200
Management fees @ $1,000 per month	12,000
Office – photocopying, faxing and delivering	500
Rent @ $300 per month	3,600
Transfer agent’s fees	1,500
38,400
Accounts payable – August 31, 2008	11,181
Total estimated funds required	49,581
Deduct: Bank balance as at August 31, 2008	4,651
Net estimated funds required	$ 44,930

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

We are the beneficial owner of a 100% interest in the Waibau Gold Claim, our sole mineral property. We intend to undertake exploration work on the Waibai Gold Claim during the latter part of 2008 or the spring of 2009.  We are presently in the pre-exploration stage and there is no assurance that mineralized material with any commercial value exits on our property. We do not have any ore body and have not generated any revenues from our operations.  Our planned exploration work is exploratory in nature.

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

Forward Looking Statements

In addition to the other information contained in this Form 10-Q, it contains forward-looking statements which involve risk and uncertainties.  When used in this prospectus, the words “may”, “will”, “expect”, “anticipate”, “continue”, “estimate”, “project”, “intend”, “believe” and similar expressions are intended to identify forward-looking statements regarding events, conditions and financial trends that may affect our future plan of operations, business strategy, operating results and financial position.  Readers are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that the actual results could differ materially from the results expressed in or implied by these forward-looking statements as a result of various factors, many of which are beyond our control.  Any reader should review in detail this entire Form 10-Q including financial statements, attachments and risk factors before considering an investment.

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

While we were incorporated in 2007, we have not yet conducted any exploration activities.  We have not generated any revenues. We have no exploration history upon which you can evaluate the likelihood of our future success or failure.  Our net loss from inception to August 31, 2008, the date of our most recent audited financial statements is $84,600.  Our ability to achieve profitability and positive cash flow in the future is dependent upon

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

ITEM 3.                      CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of Laural’s controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a, 14(c) and 15d 14(c) as of the end of the period of the filing of this quarterly report on Form 10-Q (the “Evaluation Date”), have concluded that as of the Evaluation Date, Laural’s disclosure and procedures were adequate and effective to ensure that material information relating to it would be made known to it by others, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

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

There has been no change in our securities during the three months ended May 31, 2008.

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

LAURAL RESOURCES, INC.
(Registrant)

Date: October 7, 2008	MANDI LUIS
Chief Executive Officer, President and Director

Date: October 7, 2008	ROBERT MACKAY
Chief Financial Officer, Chief Accounting Officer, Secretary and Director