Form 10-Q
period 2008-11-30
Laural Resources, Inc.
filed 2009-01-08
CIK 1405858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended November 30, 2008

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

December 31, 2008: 51,000,000 common shares

Transitional Small Business Disclosure format (Check one):   Yes [   ]  No [X]

INDEX

		Page Number
PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	3

	Balance Sheet as at November 30, 2008 and May 31, 2007	4

	Statement of Operations For the three and six months ended November 30, 2008 and 2007 and for the period February 13, 2007 (Date of Inception) to November 30, 2008	5

	Statement of Cash Flows For the six months ended November 30, 2008 and 2007 and for the period February 13, 2007 (Date of Inception) to November 30, 2008	6

	Notes to the Financial Statements.	7

ITEM 2.	Management’s Discussion and Analysis or Plan of Operations	11

ITEM 3.	Controls and Procedures	19

PART 11.	OTHER INFORMATION	19

ITEM 1.	Legal Proceedings	19

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

ITEM 3.	Defaults Upon Senior Securities	19

ITEM 4.	Submission of Matters to a Vote of Security Holders	20

ITEM 5.	Other Information	20

ITEM 6.	Exhibits and Reports on Form 8-K	20

	SIGNATURES.	21

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheets of Laural Resources, Inc. (a pre-exploration stage company) at November 30, 2008 (with comparative figures as at May 31, 2008) and the statement of operations for the three and six months ended November 30, 2008 and 2007 and for the period from February 13, 2007 (date of incorporation) to November 30, 2008 and the statement of cash flows for the six months ended November 30, 2008 and 2007 and for the period from February 13, 2007 (date of incorporation) to November 30, 2008 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended November 30, 2008 are not necessarily indicative of the results that can be expected for the year ending May 31, 2009.

LAURAL RESOURCES, INC.
(A Pre-exploration Stage Company)
BALANCE SHEETS

(Unaudited – Prepared by Management)

	November 30, 2008	May 31, 2008

ASSETS

CURRENT ASSETS

Cash	$ 728	$ 12,723

Total Current Assets	$ 728	$ 12,723

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$ 12,704	$ 11,561
Accounts payable – related parties	38,528	36,199

Total Current Liabilities	51,232	47,760

STOCKHOLDERS’ DEFICIENCY

Common stock
300,000,000 shares authorized, at $0.001 par value;
51,000,000 shares issued and outstanding	51,000	51,000
Capital in excess of par value	(9,250)	(9,250)
Deficit accumulated during the pre-exploration stage	(92,254)	(76,787)

Total Stockholders’ Deficiency	(50,504)	(35,037)

	$ 728	$ 12,723

The accompanying notes are an integral part of these unaudited financial statements.

LAURAL RESOURCES, INC.
(A Pre-exploration Stage Company)
STATEMENT OF OPERATIONS
For the three and six months ended November 30, 2008 and 2007 and for the period from February 13, 2007 (date of inception) to November 30, 2008

(Unaudited – Prepared by Management)

	Three months ended Nov. 30, 2008	Three months ended Nov. 30, 2007	Six months ended Nov. 30, 2008	Six months ended Nov. 30, 2007	Feb. 13, 2007(date of inception) to Nov. 30, 2008

REVENUES	$ -	$ _____-	$ -	$ -	$ -

EXPENSES
Accounting and audit	2,022	1,825	4,045	5,028	19,322
Bank charges	24	27	75	57	277
Consulting	-	4,000	-	16,000	22,000
Exploration expenses	-	-	-	-	6,172
Filing fees	-	-	-	29	479
Geological report	-	-	-	-	2,000
Incorporation costs	-	-	-	-	590
Legal	-	-	1,620	6,500	8,200
Management fees	3,000	3,000	6,000	6,000	19,000
Office	178	883	397	1,518	3,445
Rent	900	900	1,800	1,800	5,700
Transfer agent’s fees	1,530	830	1,530	830	3,684
Travel and entertainment	-	-	-	1,385	1,385
	7,654	11,465	15,467	39,147	92,254
NET LOSS FROM OPERATIONS	$ (7,654)	$(11,465)	$(15,467)	$(39,147)	$ (92,254)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

AVERAGE OUTSTANDING SHARES

Basic	51,000,000	51,000,000	51,000,000	51,000,000

The accompanying notes are an integral part of these unaudited financial statements.

LAURAL RESOURCES, INC.
(A Pre-exploration Stage Company)
STATEMENT OF CASH FLOWS

For the six months ended November 30, 2008 and 2007 and for the period from February 13, 2007 (date of inception) to November 30, 2008

(Unaudited – Prepared by Management)

	For the six months ended Nov. 30, 2008	For the six months ended Nov. 30, 2007	From February 13, 2007 (date of inception) to Nov. 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (15,467)	$ (39,147)	$ (92,254)

Adjustments to reconcile net loss to net cash provided by operating activities:

Changes in accounts payable	1,143	2,028	12,704

Net Cash Provided (Used) in Operations	(14,324)	(37,119)	(79,550)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loan from related party	2,329	20,971	38,528
Proceeds from issuance of common stock	-	-	41,750

	2,329	20,971	80,278

Net Increase (Decrease) in Cash	(11,995)	(16,148)	728

Cash at Beginning of Period	12,723	40,609	-

CASH AT END OF PERIOD	$ 728	$ 24,461	$ 728

The accompanying notes are an integral part of these unaudited financial statements

LAURAL RESOURCES, INC.
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
November 30, 2008

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
November 30, 2008

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

On November 30, 2008 the Company had a net operating loss carry forward of $92,254 for income tax purposes.  The tax benefit of approximately $27,700 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years.  Losses will expire on 2029

Foreign Currency Translations

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
November 30, 2008

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

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

Officers-directors and their families have acquired 69% of the common stock issued and have made no interest, demand loans to the Company of $38,528.

Officers-directors are compensated for their services in the amount of a total $1,000 per month starting May 1, 2007.

LAURAL RESOURCES, INC.
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
November 30, 2008

(Unaudited – Prepared by Management)

5.           CAPITAL STOCK

On April 10, 2007, Company completed a private placement consisting of 35,000,000 post split common shares sold to directors and officers for a total consideration of $1,750.  On May 31, 2007, the Company completed a private placement of 16,000,000 post split common shares for a total consideration of $40,000.

On February 12, 2008, the directors of the Company approved a resolution to forward split the common shares of the Company on the basis of the issuance of 20 new shares for one existing share of common stock presently held (the “Forward Split”).  As a result of the Forward Split every one outstanding share of common stock was increased to twenty shares of common stock.  As at November 30, 2008, there were 51,000,000 common shares issued and outstanding.  The 51,000,000 post split common shares are shown as split from the date of inception.

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

LIQUIDITY AND CAPITAL RESOURCES

Laural has had no revenue since inception and its accumulated deficit is $92,254.  To date, the growth of Laural has been funded by the sale of shares and advances by its director in order to meet the requirements of filing with the SEC and maintaining the Waibau Gold Claim in good standing.

The plan of operations during the next twelve months is for us to undertake exploration work on the Waibau Gold Claim and meet our filing requirements.   Presently we do not have the funds to consider any additional mineral claims.

Our management estimates that a minimum of $51,832 will be required over the next twelve months to pay for such expenses as follows:

Funds required	Estimated Amount

Accounting and audit requirements	$ 9,400
Bank charges and interest	150
Exploration expenses – Phase I	11,050
Filing fees	200
Management fees @ $1,000 per month	12,000
Office – photocopying, faxing and delivering	500
Rent @ $300 per month	3,600
Transfer agent’s fees	1,500
38,400
Accounts payable – November 30, 2008	12,704
Total estimated funds required	51,104
Deduct: Bank balance as at November 30, 2008	728
Net estimated funds required	$ 51,832

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

The claim’s terrain is rugged with elevations ranging from 1,950 feet to over 4,300 feet.  Tropical mountain forests grow at lower elevations in the northeast corner of the claim and good rock exposure is found along the peaks and ridges in the western portion of the claim. The climate is mild year round with the rainy season falling from May to October.

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

Theoletic Gabbros, for example, are generally a greenish or dark coloured fine to coarse grained rock. Irregular shaped masses of so called "soda granite" are seen in both sharp and gradational contact with the diorite. The different phases of Colo Plutonic Suite are exposed from south of the Waibau Gold Claim to just north of the town of Lautoka and are principal host rocks for gold veins at the previously mentioned Waisoi Gold Mine.

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

While we were incorporated in 2007, we have not yet conducted any exploration activities.  We have not generated any revenues. We have no exploration history upon which you can evaluate the likelihood of our future success or failure.  Our net loss from inception to November 30, 2008, the date of our most recent audited financial statements is $92,254.  Our ability to achieve profitability and positive cash flow in the future is dependent upon

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

There has been no change in our securities during the six months ended November 30, 2008.

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

LAURAL RESOURCES, INC.
(Registrant)

Date: January 8, 2009	MANDI LUIS
Chief Executive Officer, President and Director

Date: January 8, 2009	ROBERT MACKAY
Chief Financial Officer, Chief Accounting Officer, Secretary and Director