Form 10-Q
period 2009-02-28
Laural Resources, Inc.
filed 2009-03-18
CIK 1405858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended February 28, 2009

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of “large accelerated filer”, “accelerated filer” and “small reporting company” Rule 12b-2 of the Exchange Act.

Large accelerated filer   [   ]                                                                                                Accelerated filer                    [   ]

Non-accelerated filer     [   ]  (Do not check if a small reporting company)                Small reporting company      [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes [  ]   No   [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PROCEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities subsequent to the distribution of securities under a plan confirmed by a court.  Yes □ No □

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

March 15, 2009                                -   51,000,000 common shares

		Page Number
PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	3

	Balance Sheet as at February 28, 2009 and May 31, 2008	4

	Statement of Operations For the three and nine months ended February 28, 2009 and February 29, 2008 and for the period February 13, 2007 (Date of Inception) to February 28, 2009	5

	Statement of Cash Flows For the nine months ended February 28, 2009 and February 29, 2008 and for the period February 13, 2007 (Date of Inception) to February 28, 2009	6

	Notes to the Financial Statements.	7

ITEM 2.	Management’s Discussion and Analysis or Plan of Operations	11

ITEM 3.	Quantitative and Qualitative Disclosure of Market Risk	15

ITEM 4.	Controls and Procedures	16

ITEM 4T.	Controls and Procedures	16

PART 11.	OTHER INFORMATION	16

ITEM 1.	Legal Proceedings	16

ITEM 1A.	Risk Factors	16

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

ITEM 3.	Defaults Upon Senior Securities	20

ITEM 4.	Submission of Matters to a Vote of Security Holders	21

ITEM 5.	Other Information	21

ITEM 6.	Exhibits and Reports on Form 8-K	21

	SIGNATURES.	22

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheets of Laural Resources, Inc. (a pre-exploration stage company) at February 28, 2009 (with comparative figures as at May 31, 2008) and the statement of operations for the three and nine months ended February 28, 2009 and February 29, 2008 and for the period from February 13, 2007 (date of incorporation) to February 28, 2009 and the statement of cash flows for the nine months ended February 28, 2009 and February 29, 2008 and for the period from February 13, 2007 (date of incorporation) to February 28, 2009 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended February 28, 2009 are not necessarily indicative of the results that can be expected for the year ending May 31, 2009.

LAURAL RESOURCES, INC.
(A Pre-exploration Stage Company)
BALANCE SHEETS

(Unaudited – Prepared by Management)

	February 28, 2009	May 31, 2008

ASSETS

CURRENT ASSETS

Cash	$ 2,740	$ 12,723

Total Current Assets	$ 2,740	$ 12,723

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$ 14,424	$ 11,561
Accounts payable – related parties	45,443	36,199

Total Current Liabilities	59,867	47,760

STOCKHOLDERS’ DEFICIENCY

Common stock
300,000,000 shares authorized, at $0.001 par value;
51,000,000 shares issued and outstanding	51,000	51,000
Capital in excess of par value	(9,250)	(9,250)
Deficit accumulated during the pre-exploration stage	(98,877)	(76,787)

Total Stockholders’ Deficiency	(57,127)	(35,037)

	$ 2,740	$ 12,723

The accompanying notes are an integral part of these unaudited financial statements.

LAURAL RESOURCES, INC.
(A Pre-exploration Stage Company)
STATEMENT OF OPERATIONS
For the three and nine months ended February 28, 2009 and February 29, 2008 and for the period from February 13, 2007 (date of inception) to February 29, 2009

(Unaudited – Prepared by Management)

	Three months ended Feb. 28, 2009	Three months ended Feb. 29, 2008	Nine months ended Feb. 28, 2009	Nine months ended Feb. 29, 2008	Feb. 13, 2007 (date of inception) to Feb. 28, 2009

REVENUES	$ -	$ _____-	$ -	$ -	$ -

EXPENSES
Accounting and audit	2,023	1,825	6,068	6,853	21,345
Bank charges	87	26	163	82	364
Consulting	-	-	-	16,000	22,000
Exploration expenses	-	-	-	-	6,172
Filing fees	-	-	-	29	479
Geological report	-	-	-	-	2,000
Incorporation costs	-	-	-	-	590
Legal	-	80	1,620	6,580	8,200
Management fees	3,000	3,000	9,000	9,000	22,000
Office	249	606	645	2,125	3,694
Rent	900	900	2,700	2,700	6,600
Transfer agent’s fees	364	392	1,894	1,222	4,048
Travel and entertainment	-	-	-	1,385	1,385
	6,623	6,829	22,090	45,976	98,877
NET LOSS FROM OPERATIONS	$ (6,623)	$(6,829)	$(22,090)	$(45,976)	$ (98,877)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

AVERAGE OUTSTANDING SHARES

Basic	51,000,000	51,000,000	51,000,000	51,000,000

The accompanying notes are an integral part of these unaudited financial statements.

LAURAL RESOURCES, INC.
(A Pre-exploration Stage Company)
STATEMENT OF CASH FLOWS

For the nine months ended February 28, 2009 and February 29, 2008 and for the period from February 13, 2007 (date of inception) to February 28, 2009

(Unaudited – Prepared by Management)

	For the nine months ended Feb. 28, 2009	For the nine months ended Feb. 29, 2008	From February 13, 2007 (date of inception) to Feb. 28, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (22,090)	$ (45,976)	$ (98,877)

Adjustments to reconcile net loss to net cash provided by operating activities:

Changes in accounts payable	2,863	3,598	14,424

Net Cash Provided (Used) in Operations	(19,227)	(42,378)	(84,453)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loan from related party	9,244	21,833	45,443
Proceeds from issuance of common stock	-	-	41,750

	9,244	21,833	87,193

Net Increase (Decrease) in Cash	(9,983)	(20,545)	2,740

Cash at Beginning of Period	12,723	40,609	-

CASH AT END OF PERIOD	$ 2,740	$ 20,064	$ 2,740

The accompanying notes are an integral part of these unaudited financial statements

LAURAL RESOURCES, INC.
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
February 28, 2009

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
February 28, 2009

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

On February 28, 2009 the Company had a net operating loss carry forward of $98,877 for income tax purposes.  The tax benefit of approximately $29,600 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years.  Losses will expire on 2029

Foreign Currency Translations

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

Financial Instruments

The carrying amounts of financial instruments are considered by management to be their fair value due to their short term maturities.

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
February 28, 2009

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

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

Officers-directors and their families have acquired 69% of the common stock issued and have made no interest, demand loans to the Company of $45,443.

Officers-directors are compensated for their services in the amount of a total $1,000 per month starting May 1, 2007.

LAURAL RESOURCES, INC.
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
February 28, 2009

(Unaudited – Prepared by Management)

5.           CAPITAL STOCK

On April 10, 2007, Company completed a private placement consisting of 35,000,000 post split common shares sold to directors and officers for a total consideration of $1,750.  On May 31, 2007, the Company completed a private placement of 16,000,000 post split common shares for a total consideration of $40,000.

On February 12, 2008, the directors of the Company approved a resolution to forward split the common shares of the Company on the basis of the issuance of 20 new shares for one existing share of common stock presently held (the “Forward Split”).  As a result of the Forward Split every one outstanding share of common stock was increased to twenty shares of common stock.  As at February 28, 2009, there were 51,000,000 post split common shares issued and outstanding.  The 51,000,000 post split common shares are shown as split from the date of inception.

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

LIQUIDITY AND CAPITAL RESOURCES

Laural has had no revenue since inception and its accumulated deficit is $98,877.  To date, the growth of Laural has been funded by the sale of shares and advances by its director in order to meet the requirements of filing with the SEC and maintaining the Waibau Gold Claim in good standing.

The plan of operations during the next twelve months is for us to undertake exploration work on the Waibau Gold Claim and meet our filing requirements.   Presently we do not have the funds to consider any additional mineral claims.

Our management estimates that a minimum of $50,084 will be required over the next twelve months to pay for such expenses as follows:

Funds required	Estimated Amount

Accounting and audit requirements	$ 9,400
Bank charges and interest	150
Exploration expenses – Phase I	11,050
Filing fees	200
Management fees @ $1,000 per month	12,000
Office – photocopying, faxing and delivering	500
Rent @ $300 per month	3,600
Transfer agent’s fees	1,500
38,400
Accounts payable – February 28, 2009	14,424
Total estimated funds required	52,824
Deduct: Bank balance as at February 29, 2009	2,740
Net estimated funds required	$ 50,084

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

Market Information

There are no common shares subject to outstanding options, warrants or securities convertible into common equity of our Company.

The number of shares subject to Rule 144 is 31,500,000   Share certificates representing these shares have the appropriate legend affixed on them.

There are no shares being offered to the public other than indicated in our effective registration statement and no shares have been offered pursuant to an employee benefit plan or dividend reinvestment plan.
While our shares are traded on the OTCBB.  Although the OTCBB does not have any listing requirements per se, to be eligible for quotation on the OTCBB, we must remain current in our filings with the SEC; being as a minimum Forms 10-Q and 10-K.  Securities already quoted on the OTCBB that become delinquent in their required filings will be removed following a 30 or 60 day grace period if they do not make their filing during that time.

In the future our common stock trading price might be volatile with wide fluctuations.  Things that could cause wide fluctuations in our trading price of our stock could be due to one of the following or a combination of several of them:

●	our variations in our operations results, either quarterly or annually;

●	trading patterns and share prices in other exploration companies which our shareholders consider similar to ours;

●	the exploration results on the Waibau Gold Claim, and

●	other events which we have no control over.

In addition, the stock market in general, and the market prices for thinly traded companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies.  These wide fluctuations may adversely affect the trading price of our shares regardless of our future performance.  In the past, following periods of volatility in the market price of a security, securities class action litigation has often been instituted against such company.  Such litigation, if instituted, whether successful or not, could result in substantial costs and a diversion of management’s attention and resources, which would have a material adverse effect on our business, results of operations and financial conditions.

Trends

We are in the pre-explorations stage, have not generated any revenue and have no prospects of generating any revenue in the foreseeable future.  We are unaware of any known trends, events or  uncertainties that have had, or are reasonably likely to have, a material impact on our business or income, either in the long term of short term, as more fully described under ‘Risk Factors’.

ITEM 4.                      CONTROLS AND PROCEDURES

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

ITEM 4T.                      CONTROLS AND PROCEDURES

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

ITEM 1A.                      RISK FACTORS

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

While we were incorporated in 2007, we have not yet conducted any exploration activities.  We have not generated any revenues. We have no exploration history upon which you can evaluate the likelihood of our future success or failure.  Our net loss from inception to February 28, 2009, the date of our most recent audited financial statements is $98,877.  Our ability to achieve profitability and positive cash flow in the future is dependent upon

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

LAURAL RESOURCES, INC.
(Registrant)

Date: March 17, 2009	MANDI LUIS
Chief Executive Officer, President and Director

Date: March 17, 2009	ROBERT MACKAY
Chief Financial Officer, Chief Accounting Officer, Secretary and Director