Form 10-K
period 2009-05-31
Laural Resources, Inc.
filed 2009-08-07
CIK 1405858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(x)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934
For the fiscal year ended May 31, 2009

( )	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from to

Commission File number 333-144923

LAURAL RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada	14-1994102
State or other jurisdiction of incorporation or organization	(I.R.S. Employee Identification. No.)

#15 – 1019 North Shore Blvd.
Burlington, Ontario, Canada	L7T 1X8
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number 1-905-639-4525

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12 (g) of the Act:

None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   [   ] Yes    [   ]  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    [   ]  Yes   [   ] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [    ]  Yes   [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the proceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).    [   ] Yes  [    ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K   [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of “large accelerated filer”, “accelerated filer” and “small reporting company” Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes [  ]   No   [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recent completed second fiscal quarter.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

July 31, 2009: 51,000,000 common shares

DOCUMENTS INCORPORATED BY REFERENCE

Listed hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; (3) Any prospectus filed pursuant to Rule 424 (b) or (c) under the Securities Act of 1933.   The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 31, 1980).

PART 1

ITEM 1. BUSINESS

History and Organization

Laural Resources, Inc. (“Laural”, the “Company” or “we”) were incorporated in the State of Nevada on February 13, 2007 and established a fiscal year end of May 31.  We do not have any subsidiaries, affiliated companies or joint venture partners.

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

ITEM 1A                      RISK FACTORS

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

Forward Looking Statements

In addition to the other information contained in this Form 10-K, it contains forward-looking statements which involve risk and uncertainties.  When used in this Form 10-K, the words “may”, “will”, “expect”, “anticipate”, “continue”, “estimate”, “project”, “intend”, “believe” and similar expressions are intended to identify forward-looking statements regarding events, conditions and financial trends that may affect our future plan of operations, business strategy, operating results and financial position.  Readers are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results could differ materially from the results expressed in or implied by these forward-looking statements as a result of various factors, many of which are beyond our control.  Any reader should review in detail this entire Form 10-K including financial statements, attachments and risk factors before considering an investment.

RISK FACTORS

We lack an operating history and have losses, which we expect to continue into the future. As a result, we may have to suspend or cease exploration activity or cease operations.

While we were incorporated in 2007, we have not yet conducted any exploration activities.  We have not generated any revenues. We have no exploration history upon which you can evaluate the likelihood of our future success or failure.  Our net loss from inception to May 31, 2009, the date of our most recent audited financial statements, is $109,442.  Our ability to achieve profitability and positive cash flow in the future is dependent upon

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

Our President will be devoting only 15% of her time, approximately 24 hours per month, to our business.  Our Chief Financial Officer and Secretary-Treasurer will be devoting only approximately 10% of his time, or 16 hours per month to our operations. As a consequence of the limited devotion of time to the affairs of the Company expected from management, our business may suffer.  For example,  because our officers and directors have other outside business activities and may not be in a position to devote a majority of their time to our exploration activity, our exploration activity may be sporadic or may be periodically interrupted or suspended.   Such suspensions or interruptions may cause us to cease operations altogether and go out of business.

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

Our directors and officers currently own 35,000,000 shares of common stock representing 68.6% of our outstanding shares.  The directors and officers registered for resale under an effective registration statement 3,500,000 of their shares.  Assuming that our directors and officers sell their 3,500,000 shares, they will still own 31,500,000 shares of common stock representing 61.8% of our outstanding shares.  As a result, they will have substantial influence over our operations and can effect certain corporate transaction without further shareholder approval.  This concentration of ownership may also have the effect of delaying or preventing a change in control.

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

ITEM 1B                      UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments.

ITEM 2. PROPERTIES

Our sole is the Walibau mineral claim.

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

The Symonds Report recommends a two-phase exploration program to properly evaluate the potential of the claim.  Phase I work will consist of geological mapping and surveying.  This will involve, among other things, establishing a grid and the creation of maps showing all features of the terrain of our claim. We will create an actual grid on the ground whereby items can be related one to another more easily and with greater accuracy. When we map, we will actually draw a scale map of the area and make notes on it as to the location where anything (e.g. potential mineralization) was found that was of interest.  In the process we will also identify any showings which appear to warrant sampling, i.e. any rock formations that appear to warrant our taking soil and rock samples from the claims to a laboratory where a determination of the elemental make-up of the sample and the exact concentrations of gold and other indicator minerals can be made. We anticipate, based on the estimate contained in the Symonds Report, that Phase I work will cost $11,050 (Fiji $17,700).  The Waibau Claim is located in a tropical climatic area so the claim can be worked year round. We anticipate completing Phase I before the end of 2009.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

There has been no Annual General Meeting of Stockholders since Laural’s date of inception.  Management has not set a date for an Annual General Meeting of Stockholders

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Since inception, there has been a limited trading market for Laural’s common stock.  Laural has not paid any dividends on its common stock and Laural does not anticipate that it will pay dividends in the foreseeable future.  As at May 31, 2009, Laural had 37 shareholders; two of these shareholders are an officers and director of Laural.

Option Grants and Warrants outstanding since Inception.

No stock options have been granted since Laural’s inception.

There are no outstanding warrants or conversion privileges for Laural’s shares.

ITEM 6.                      SELECTED FINANCIAL INFORMATION

The following summary financial data was derived from our financial statements.   This information is only a summary and does not provide all the information contained in our financial statements and related notes thereto.  You should read the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related noted included elsewhere in this Form 10-K.

Operation Statement Data

	For the year ended May 31, 2009	February 13, 2007 (date of incorporation) to May 31, 2009

Revenue	$ -	$ -
Exploration expenses	1,172	9,344
General and Administration	31,483	100,098
Net loss	32,655	109,442

Weighted average shares outstanding (basic)	51,000,000
Weighted average shares outstanding (diluted)	51,000,000
Net loss per share (basic)	$ (0.00)
Net loss per share (diluted)	$ (0.00)

Balance Sheet Data

Cash and cash equivalent	$ 4,814
Total assets	4,814
Total liabilities	72,506
Total Shareholders’ deficiency	(67,692)

Our historical results do not necessary indicate results expected for any future periods.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Corporate Organization and History Within Last Five years

The Company was incorporated under the laws of the State of Nevada on February 13, 2007 under the name Laural Resources, Inc.  The Company does not have any subsidiaries, affiliated companies or joint venture partners.

We have not been involved in any bankruptcy, receivership or similar proceedings since inception nor have we been party to a reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business other than the Waibau Gold Claim.    We have a specific business plan to complete Phase I of our exploration program during the fall of 2009.

Business Development Since Inception

We have relied upon advances from our directors to assist in financing the Company’s operations since inception.  As of the July 31, 2009 our directors had advanced an aggregate total of $53,146      to the Company.

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

Audit	4,000	Review of the quarterly financial statements and examination of the annual financial statements and rendering an opinion thereon.
Bank charges	150	Estimated bank charges
Exploration	11,050	Completion of Phase I
Filing fees	200	Annual fee to the Secretary of State for Nevada
Management fees	12,000	Agreed amount of $1,000 per month
Office	500	Photocopying, delivery and fax expenses
Rent	3,600	Agreed upon rent at $300 per month.
Transfer agent’s fees	1,000	Preparation of share certificates and other documents periodically required by the Company
Estimated expenses	38,275
Accounts Payable – third parties – May 31, 2009	19,360	Represents the amounts owed to third party creditors as at May 31, 2009
Total estimated cash needed	57,635
Less: cash on hand – May 31, 2009	(4,814)	Cash on hand as at May 31, 2009 applied to estimated expenses.
Additional cash required	$ 52,821

As indicated above, we intend to offset the cash shortfall of $52,821 by future advances of cash from our officers and directors, they will have to be prepared to continue to advance funds to the Company.  No arrangements at this time have been made with them to continue to advance funds to us.

We have no plant or significant equipment to sell, nor are we going to buy any plant or significant equipment during the next twelve months. We will not buy any equipment until we have located a body of ore and we have determined it is economical to extract the ore from the land.

We may attempt to interest other companies to undertake exploration work on the Waibau Claim through joint venture arrangement or even the sale of part of the Waibau Claim.  Neither of these avenues has been pursued as of the date of this Form 10-K.

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

Twelve months ended May 31, 2009 and for the period from February 13, 2007 (date of inception) to May 31, 2009.

We incurred accumulated net losses since inception of $109,442 as detailed in the following table:

Expenses	Ref.	For the twelve months ended May 31, 2009	From inception to May 31, 2009

Accounting and audit	(i)	$ 11,403	$ 26,680
Bank charges		189	391
Consulting		-	22,000
Exploration costs	(ii)	1,173	7,344
Filing fees		-	479
Geological report		-	2,000
Incorporation costs		-	590
Legal	(iii)	1,620	8,200
Management fees	(iv)	12,000	25,000
Office	(v)	776	3,825
Rent	(vi)	3,600	7,500
Transfer agent fees	(vii)	1,894	4,048
Travel and entertainment		-	1,385

Total		$ 32,655	$ 109,442

(i)           Audit and Accounting

Auditing and accounting expense represents the cost of the preparation of the financial statements for the three months ended August 31, 2008, the six months ended November 30, 2008, the nine months ended February 28, 2009 and for the fiscal year ended May 31, 2009 and the subsequent review and examination of these statements by our independent accountants.

 (ii)           Exploration costs

The Company required a mining license since it has a mineral claim in Fiji.

(iii)           Legal Fees

Legal fees were paid to obtain an opinion as to whether the Company was in good standing in the State of Nevada.

 (iv)           Management fees

The Company pays its president, Mandi Luis, $1,000 per month for performing certain administrative duties on behalf of Laural.

(v)           Office

Office expenses during the last year were mainly for courier, postage, office supplies, etc.

(vi)           Rent

We do not have an office but have arranged to use Mandi Luis’s office in her personal residence until such time as it become advantageous to rent our own office space.  In consideration for the use of his office, we have agreed to pay her $300 per month with part of the payment being applied to her telephone charges.

(vii)           Transfer agent fees

During the year the Company switched transfer agents from Action Stock Transfer Corp. to Holladay Stock Transfer, Inc. which resulted in a termination fee being paid to Action Stock Transfer Corp.

Balance Sheets

Total cash and cash equivalents as at May 31, 2009 was $4,814.  Our working capital position as at May 31, 2009 was negative amount of $67,692.   This was mainly due to $53,146 advanced by our directors.

Total shareholders’ deficiency as at May 31, 2009 was $67,692. Total shares outstanding as at May 31, 2009 were 51,000,000 common shares.

As of July 31, 2009 share capital outstanding was 51,000,000 common shares.

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market Information

There are no common shares subject to outstanding options, warrants or securities convertible into common equity of our Company.

The number of shares subject to Rule 144 is 31,500,000

Presently, there are no shares being offered to the public and no shares have been offered pursuant to an employee benefit plan or dividend reinvestment plan.

Our shares are traded on the OTC Bulletin Board (the “OTCBB”).  Although the OTCBB does not have any listing requirements per se, to be eligible for quotation on the OTCBB, we must remain current in our filings with the SEC; being as a minimum Forms 10-Q and 10-K.  Securities already quoted on the OTCBB that become delinquent in their required filings will be removed following a 30 or 60 day grace period if they do not make their filing during that time.

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

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements attached to this Form 10-K for the year ended May 31, 2009 have been examined by our independent accountants, Madsen & Associates CPA’s Inc. and attached hereto.

ITEM 9.	CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the year ended May 31, 2009, to the best of our knowledge, there have been no disagreements with Madsen & Associates CPA’s Inc. on any matters of accounting principles or practices, financial statement disclosure, or audit scope procedures, which disagreement if not resolved to the satisfaction of Madsen & Associates CPA’s Inc. would have caused them to make a reference in connection with its report on the financial statements for the year.

ITEM 9A                      CONTROLS AND PROCEDURES

Our management, on behalf of the Company, has considered certain internal control procedures as required by the Sarbanes-Oxley (“SOX”) Section 404 A which accomplishes the following:

Internal controls are mechanisms to ensure objectives are achieved and are under the supervision of the Company’s Chief Executive Officer, being Mandi Luis, and Chief Financial Officer, being Robert MacKay. Good controls encourage efficiency, compliance with laws and regulations, sound information, and seek to eliminate fraud and abuse.

These control procedures provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Internal control is "everything that helps one achieve one's goals - or better still, to deal with the risks that stop one from achieving one's goals."

Internal controls are mechanisms that are there to help the Company manage risks to success.

Internal controls is about getting things done (performance) but also about ensuring that they are done properly (integrity) and that this can be demonstrated and reviewed (transparency and accountability).

In other words, control activities are the policies and procedures that help ensure the Company’s management directives are carried out. They help ensure that necessary actions are taken to address risks to achievement of the Company’s objectives. Control activities occur throughout the Company, at all levels and in all functions. They include a range of activities as diverse as approvals, authorizations, verifications, reconciliations, reviews of operating performance, security of assets and segregation of duties.

As of July 31, 2009, Mandi Luis and Robert MacKay assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  They concluded, during the year ended May 31, 2009, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules.  Management realized there are deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses.

In the light of management’s review of internal control procedures as they relate to COSO and the SEC the following were identified:

●              The Company’s Audit Committee does not function as an Audit Committee should since there is a lack of independent directors on the Committee and the Board of Directors has not identified an “expert”, one who is knowledgeable about reporting and financial statements requirements, to serve on the Audit Committee.

●              The Company has limited segregation of duties which is not consistent with good internal control procedures.

●              The Company does not have a written internal control procedurals manual which outlines the duties and reporting requirements of the Directors and any staff to be hired in the future.  This lack of a written internal control procedurals manual does not meet the requirements of the SEC or good internal control.

●              There are no effective controls instituted over financial disclosure and the reporting processes.

Mandi Luis and Robert MacKay feel the weaknesses identified above, being the latter three, have not had any affect on the financial results of the Company. They will have to address the lack of independent members on the Audit Committee and identify an “expert” for the Committee to advise other members as to correct accounting and reporting procedures.

The Company will endeavor to correct the above noted weaknesses in internal control once it has adequate funds to do so.   By appointing independent members to the Audit Committee and using the services of an expert on the Committee will greatly improve the overall performance of the Audit Committee.   With the addition of other Board Members and staff the segregation of duties issue will be address and will no longer be a concern to management.  By having a written policy manual outlining the duties of each of the officers and staff of the Company will facilitate better internal control procedures.

Mandi Luis and Robert MacKay will continue to monitor and evaluate the effectiveness of the Company’s internal controls and procedures and its internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

ITEM 9A (T) – CONTROLS AND PROCEDURES

There were no changes in the Company’s internal controls or in other factors that could affect its disclosure controls and procedures subsequent to the Evaluation Date, nor any deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.

ITEM 9B                      OTHER INFORMATION

There is no other information to be reported under this Item.

PART 111

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The name, address, age and position of our officers and directors is set forth below:

Name and Address	Position(s)	Age

Mandi Luis # 15 – 1019 North Shore Blvd. E., Burlington, Ontario, Canada, L7T 1X8	Chief Executive Officer, President and Director (1)	53

Robert MacKay 403-64 Wellesley St. E. Toronto, Ontario, Canada, M4Y 1G6	Chief Financial Officer, Chief Accounting Officer, Secretary-Treasurer and Director (2)	47

(1)	Mandi Lui was appointed a director on February 23, 2007, President and Principal Executive Officer on February 24, 2007.

(2)	Robert MacKay became a director on February 24, 2007 and was also appointed Secretary Treasurer and Chief Financial Officer on February 24, 2007.

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

Significant Employees

Except payments to Ms. Luis, we have no paid employees as such.  Our Officers and Directors fulfill many functions that would otherwise require Laural to hire employees or outside consultants.  We anticipate engaging the services of workers to assist in the exploration of the Waibau Claim.  We expect to engage a field worker(s) later this year to assist in conduct the Phase I exploration work to undertaken on the Waibau Claim by the end of 2009.  Any field workers we engage will not be considered employees either on a full time or part time basis.  This is because our exploration programs will not last more than a few weeks and once completed these individuals will no longer be required to fulfill such functions.

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

ITEM 11.                                EXECUTIVE COMPENSATION

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

Compensation Summary

The following table summarizes all compensation earned by or paid to our Chief Executive Officer (Principal Executive Officer) and other executive officers, during the three fiscal years ended May 31, 2009, 2008 and 2007.

Summary Compensation Table

Name and principal position	Year	Salary	Option Award	All Other compensation	Total
Martin Mani Luis Chief Executive Officer, President and Director	2007 2008 2009	$1,000 12,000 12,000	0 0 0	0 0 0	$1,000 12,000 12,000

Robert MacKay Chief Financial Officer, Secretary, Treasurer and Director	2007 2008 2009	0 0 0	0 0 0	0 0 0	0 0 0

Compensation of Directors and Officers

We have no standard arrangement to compensate directors for their services in their capacity as directors.  Directors are not paid for meetings attended.   All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred.

Our President has received monthly, commencing May 1, 2007, the sum of $1,000 as a management fee.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as at July 31, 2009, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The shareholder listed below has direct ownership of his/her shares and possesses sole voting and dispositive power with respect to the shares.

Title or Class	Name and Address of Beneficial Owner (1)	Amount of Beneficial Ownership (2)	Percent of Class

Common Stock	Mandi Luis # 15 – 1019 North Shore Blvd. E., Burlington, Ontario, Canada, L7T 1X8	20,000,000	39.2%

Common Stock	Robert MacKay 403 – 64 Wellesley Street East Toronto, Ontario, Canada, M4Y 1G6	15,000,000	29.4%

Common Stock	Directors and Officers as a Group (2 persons)	35,000,000	68.6%

(1)	Unless otherwise noted, the security ownership disclosed in this table is of record and beneficial.

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

Future Sales by Existing Shareholders

As of July 31, 2009 there are a total of 51,000,000 shares of our common stock issued and outstanding. Of these, all 31,500,000 shares held by our two directors and officers are ‘restricted shares’ as defined in Rule 144 of the Securities Act of 1933. Under our recent effective registration statement 3,500,000 shares held by our directors and officers were qualified for resale.   The current number of restricted shares owned by our officers and directors is as follows:

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

Dividend Policy

As of the date of this Form 10-K we have not paid any cash dividends to stockholders.  The declaration of any future cash dividends, if any, will be at the discretion of the Board of Directors and will depend on our earnings, if any, capital requirements and financial position, general economic conditions and other pertinent conditions.  It is our present intention not to pay any cash dividends in the near future.

Transfer Agent

During the year, we engaged the services of Holladay Stock Transfer, Inc., 2939 N 67th Place, Scottsdale, Nevada, 82251 to act as transfer and registrar.   Previous to the appointment of Holladay Stock Transfer, Inc. we used the services of Actions Stock Transfer Corp. of Salt Lake City, Utah.

Employment Agreements with Executive Officers and Directors

There are no employment agreements with any officers or directors other than the money payment to them as more fully described elsewhere in this Form 10-K.

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

ITEM 13                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Management and Others

Except as indicated below, there were no material transactions, or series of similar transactions, since inception of Laural, or any currently proposed transactions, or series of similar transactions, to which Laural was or is to be a party, in which the amount involved exceeds $120,000, and in which any director or executive officer, or any security holder who is known by Laural to own of record or beneficially more than 5% of any class of Laural’s common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Indebtedness of Management

There were no material transactions, or series of similar transactions, since inception of Laural, or any currently proposed transactions, or series of similar transactions, to which Laural was or is to be a part, in which the amount involved exceeded $120,000 and in which any director or executive officer, or any security holder who is known to Laural to own of record or beneficially more than 5% of the common shares of Laural’s capital stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Conflicts of Interest

None of our officers and directors is a director or officer of any other company involved in the mining industry.  However, there can be no assurance such involvement in other companies in the mining industry will not occur in the future.  Such potential future involvement could create a conflict of interest.

To ensure that potential conflicts of interest are avoided or declared, the Board of Directors adopted, on February 24, 2007, a Code of Ethics for the Board of Directors (the “Code”).  Portage’s Code embodies our commitment to such ethical principles and sets forth the responsibilities of Portage and its officers and directors to its shareholders, employees, customers, lenders and other organizations. Our Code addresses general business ethical principles and other relevant issues.

Transactions with Promoters

Laural does not have promoters and has no transactions with any promoters.

ITEM 14                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)           Audit Fees

The aggregate fees billed by the independent registered accountants for the period ended May 31, 2009 for professional services for the review of the quarterly financial statements as at August 31, November 30, 2008 and February 28, 2009, annual financial statements as of May 31, 2009 and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those period years were as follows:  $500 for each of the quarters ended August 31 and November 30, 2008 and February 28, 2009 and $2,500 for the audit of May 31, 2009.

(2)           Audit-Related Fees

The aggregate fees billed in each of the two periods mentioned above for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of Laural’s financial statements and are not reported under Item 9 (e)(1) of Schedule 14A was NIL.

(3)           Tax Fees

The aggregate fees billed in May 31, 2009 for professional services rendered by the principal accountants for tax compliance, tax advice, and tax planning was NIL.

(4)           All Other Fees

During the period from inceptions to May 31, 2009 there were no other fees charged by the principal accountants other than those disclosed in (1) and (3) above.

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

ITEM 15                      EXHIBITS, FINANCIAL STATEMENTS SCHEDULE

Exhibits

The following exhibits are included as part of this report by reference:

3.1	Certificate of Incorporation (incorporated by reference from Laural’s Registration Statement on Form SB-2 filed on July 27, 2007, Registration No. 333-144923)

3.2	Articles of Incorporation (incorporated by reference from Laural’s Registration Statement on Form SB-2 filed on July 27, 2007, Registration No.333-144923)

3.3	By-laws (incorporated by reference from Laural’s Registration Statement on Form SB-2 filed on July 27, 2007, Registration No. 333-144923)

4	Stock Specimen (incorporated by reference from Laural’s Registration Statement on Form SB-2 filed on July 27, 2007, Registration No. 333-144923)

10.1	Transfer Agent and Registrar Agreement (incorporated by reference from Laural’s Registration Statement on Form SB-2 filed on July27, 2007 Registration No. 333-144923)

Financial Statement Schedules.

The following financial statements are included in this report:

Title of Document	Page

Report of Madsen & Associates, CPA’s Inc.	30

Balance Sheets as at May 31, 2009 and 2008	31

Statement of Operations for the twelve months ended May 31, 2009 and 2008 and for the period from February 13, 2007 (date of inception) to May 31, 2009	32

Statement of Changes in Shareholders’ Equity for the period from February 13, 2007 (date of inception) to May 31, 2009	33

Statement of Cash Flows for the twelve months ended May 31, 2009 and 2008 and for the period from February 13, 2007 (date of inception) to May 31, 2009	34

Notes to the Financial Statements	35

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAURAL RESOURCES INC.
(Registrant)

August 7, 2009

           By:   MANDI LUIS
           Mandi Luis
           Chief Executive Officer,
           President and Director

By: ROBERT MACKAY
Robert Mackay
Chief Accounting Officer,
Chief Financial Officer and Director

MADSEN & ASSOCIATES CPA’s INC.	684 East Vine Street, #3
Certified Public Accountants and Business Consultants	Murray, Utah, 84107
Telephone 801-268-2632
Fax 801-262-3978

Board of Directors
Laural Resources, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Laural Resources, Inc. (Pre-exploration stage company) at May 31, 2009 and 2008, and the related statement of operations, changes in stockholders' equity, and cash flows for the years ended May 31, 2009 and 2008 and for period from February 13, 2007 (date of inception) to May 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness for the company’s internal control over financial reporting.   Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosure in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Laural Resources, Inc. at May 31, 2009 and 2008, and the results of operations and cash flows for years ended May 31, 2009 and 2008 and for the period from February 13, 2007 (date of inception) to May 31, 2009, in conformity with generally accepted accounting principles.

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

Murray, Utah                                                                           MADSEN & ASSOCIATES, CPA’s INC.
August 7, 2009

LAURAL RESOURCES, INC.
(Pre-exploration Stage Company)
BALANCE SHEETS

	May 31, 2009	May 31, 2008

ASSETS

CURRENT ASSETS

Cash	$ 4,814	$ 12,723

Total Current Assets	$ 4,814	$ 12,723

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$ 19,360	$ 11,561
Accounts payable – related parties	53,146	36,199

Total Current Liabilities	72,506	47,760

STOCKHOLDERS’ DEFICIENCY

Common stock
300,000,000 shares authorized, at $0.001 par value;
51,000,000 shares issued and outstanding	51,000	51,000
Capital in excess of par value	(9,250)	(9,250)
Deficit accumulated during the pre-exploration stage	(109,442)	(76,787)

Total Stockholders’ Deficiency	(67,692)	(35,037)

	$ 4,814	$ 12,723

The accompanying notes are an integral part of these financial statements.

LAURAL RESOURCES, INC.
(Pre-exploration Stage Company)
STATEMENT OF OPERATIONS
For the years ended May 31, 2009 and 2008 and for the period from February 13, 2007 (date of inception) to May 31, 2009

	For the year ended May 31, 2009	For the year ended May 31, 2008	From February 13, 2007 (date of inception) to May 31, 2009

REVENUE	$ -	$ -	$ -

EXPENSES

Acquisition, staking and geological report	1,172	1,172	9,344
Administrative	31,483	58,091	100,098

NET LOSS FROM OPERATIONS	$ (32,655)	$ (59,263)	$(109,442)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.00)	$ (0.00)

AVERAGE OUTSTANDING SHARES

Basic	51,000,000	51,000,000

The accompanying notes are an integral part of these financial statements.

LAURAL RESOURCES, INC.
 (Pre-Exploration Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
Period February 13, 2007 (date of inception) to May 31, 2009

	Common Shares	Stock Amount	Capital in Excess of Par Value	Accumulated Deficit

Balance February 13, 2007	-	$ -	$ -	$ -

Issuance of common shares for cash at $.001 – April 10, 2007	35,000,000	35,000	(33,250)	-

Issuance of common shares for cash at $.05 – May 31, 2007	16,000,000	16,000	24,000

Net operating loss for the period February 13, 2007 (date of Inception) to May 31, 2007	-	-	-	(17,524)

Net operating loss for the year ended May 31, 2008	-	-	-	(59,263)

Balance as at May 31, 2008	51,000,000	51,000	(9,250)	(76,787)

Net operating loss for the year ended May 31, 2009	-	-	-	(32,655)

Balance as at May 31, 2009	51,000,000	$ 51,000	$ (9,250)	$ 109,442

The accompanying notes are an integral part of these financial statements

LAURAL RESOURCES, INC.
(Pre-exploration Stage Company)
STATEMENT OF CASH FLOWS

For the years ended May 31, 2009 and 2008 and for the period from February 13, 2007 (date of inception) to May 31, 2009

	For the year ended May 31, 2009	For the year ended May 31, 2008	From February 13, 2007 (date of inception) to May 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (32,655)	$ (59,263)	$(109,442)

Adjustments to reconcile net loss to net cash provided by operating activities:

Changes in accounts payable	7,799	7,697	19,360

Net Cash Provided (Used) in Operations	(24,856)	(51,566)	(90,082)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loan from related party	16,947	23,680	53,146
Proceeds from issuance of common stock	-	-	41,750
	16,947	23,680	94,896

Net Increase (Decrease) in Cash	(7,909)	(27,886)	4,814

Cash at Beginning of Period	12,723	40,609	-

CASH AT END OF PERIOD	$ 4,814	$ 12,723	$ 4,814

The accompanying notes are an integral part of these financial statements

LAURAL RESOURCES, INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
May 31, 2009

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
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
May 31, 2009

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

On May 31, 2009 the Company had a net operating loss carry forward of $109,442 for income tax purposes.  The tax benefit of approximately $32,800 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years.  Losses will expire on 2029

Foreign Currency Translations

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
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
May 31, 2009

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

3.           AQUISITION OF MINERAL CLAIM

On March 1, 2007, the Company acquired the Waibau Gold Claim located in the Republic of Fiji from Siti Ventures Inc., an unrelated company, for the consideration of $5,000.  The Waibau Gold Claim is located on the island of Viti Leva.  Under Fijian law, the claim remains in good standing as long as the Company maintains its mining license with the Department of Lands and Survey for the Republic of Fiji.  The license will expire in March 2010 if it is not renewed in March 2010.

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

Officers-directors and their families have acquired 69% of the common stock issued and have made no interest, demand loans to the Company of $53,146.

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

LAURAL RESOURCES, INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
May 31, 2009

5.           CAPITAL STOCK - Continued

On February 12, 2008, the directors of the Company approved a resolution to forward split the common shares of the Company on the basis of the issuance of 20 new shares for one existing share of common stock presently held (the “Forward Split”).  As a result of the Forward Split every one outstanding share of common stock was increased to twenty shares of common stock.  As at May 31, 2009, there were 51,000,000 post split common shares issued and outstanding.  The 51,000,000 post split common shares are shown as split from the date of inception.

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