Form 10-Q
period 2009-08-31
Laural Resources, Inc.
filed 2009-10-07
CIK 1405858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended August 31, 2009

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

122 Burrow Hill Lane, Mississauga, Ontario, Canada, L5H 4M7
(Address of principal executive offices)

1-905-639-4525
(Issuer’s telephone number)

#15 – 1019 North Shore Blvd. Burlington, Ontario, Canada, L7T 1X8
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

September 30, 2009                                51,000,000 common shares

		Page Number
PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	3

	Balance Sheet as at August 31, 2009 and May 31, 2009	4

	Statement of Operations For the three months ended August 31, 2009 and 2008 and for the period February 13, 2007 (Date of Inception) to August 31, 2009	5

	Statement of Cash Flows For the three months ended August 31, 2009 and 2008 and for the period February 13, 2007 (Date of Inception) to August 31, 2009	6

	Notes to the Financial Statements.	7

ITEM 2.	Management’s Discussion and Analysis of Financial Conditions and Results Operations	11

ITEM 3.	Quantitative and Qualitative Disclosure about Market Risk	15

ITEM 4.	Controls and Procedures	16

ITEM 4T.	Controls and Procedures	16

PART 11.	OTHER INFORMATION	16

ITEM 1.	Legal Proceedings	16

ITEM 1A.	Risk Factors	16

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

ITEM 3.	Defaults Upon Senior Securities	20

ITEM 4.	Submission of Matters to a Vote of Security Holders	21

ITEM 5.	Other Information	21

ITEM 6.	Exhibits	21

	SIGNATURES.	22

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheets of Laural Resources, Inc. (Pre-exploration stage company) at August 31, 2009 (with comparative figures as at May 31, 2009) and the statement of operations for the three months ended August 31, 2009  and 2008 and for the period from February 13, 2007 (date of incorporation) to August 31, 2009 and the statement of cash flows for the three months ended August 31, 2009 and 2008 and for the period from February 13, 2007 (date of incorporation) to August 31, 2009 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended August 31, 2009 are not necessarily indicative of the results that can be expected for the year ending May 31, 2010.

LAURAL RESOURCES, INC.
(Pre-exploration Stage Company)
BALANCE SHEETS

(Unaudited – Prepared by Management)

	August 31, 2009	May 31, 2009

ASSETS

CURRENT ASSETS

Cash	$ 890	$ 4,814

Total Current Assets	$ 890	$ 4,814

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$ 18,882	$ 19,360
Accounts payable – related parties	56,139	53,146

Total Current Liabilities	75,021	72,506

STOCKHOLDERS’ DEFICIENCY

Common stock
300,000,000 shares authorized, at $0.001 par value;
51,000,000 shares issued and outstanding	51,000	51,000
Capital in excess of par value	(9,250)	(9,250)
Deficit accumulated during the pre-exploration stage	(115,881)	(109,442)

Total Stockholders’ Deficiency	(74,131)	(67,692)

	$ 890	$ 4,814

The accompanying notes are an integral part of these unaudited financial statements.

LAURAL RESOURCES, INC.
(Pre-exploration Stage Company)
STATEMENT OF OPERATIONS
For the three months ended August 31, 2009 and 2008 and for the period from February 13, 2007 (date of inception) to August 31, 2009

(Unaudited – Prepared by Management)

	Three months ended Aug. 31, 2009	Three months ended Aug. 31, 2008	Feb. 13, 2007(date of nception) to Aug. 31, 2009

REVENUES	$ -	$ _____-	$ -

EXPENSES
Accounting and audit	2,022	2,022	28,702
Bank charges	24	52	415
Consulting	-	-	22,000
Exploration expenses	-	-	7,344
Filing fees	-	-	479
Geological report	-	-	2,000
Incorporation costs	-	-	590
Legal	-	1,620	8,200
Management fees	3,000	3,000	28,000
Office	341	219	4,166
Rent	900	900	8,400
Transfer agent’s fees	152	-	4,200
Travel and entertainment	-	-	1,385
	6,439	7,813	115,881

NET LOSS FROM OPERATIONS	$ (6,439)	$(7,813)	$ (115,881)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.00)	$ (0.00)

AVERAGE OUTSTANDING SHARES

Basic	51,000,000	51,000,000

The accompanying notes are an integral part of these unaudited financial statements.

LAURAL RESOURCES, INC.
(Pre-exploration Stage Company)
STATEMENT OF CASH FLOWS

For the three months ended August 31, 2009 and 2008 and for the period from February 13, 2007 (date of inception) to August 31, 2009

(Unaudited – Prepared by Management)

	For the three months ended Aug. 31, 2009	For the three months ended Aug. 31, 2008	From February 13, 2007 (date of inception) to Aug. 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (6,439)	$ (7,813)	$ (115,881)

Adjustments to reconcile net loss to net cash provided by operating activities:

Changes in accounts payable	(478)	(380)	18,882

Net Cash Provided (Used) in Operations	(6,917)	(8,193)	(96,999)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loan from related party	2,993	121	56,139
Proceeds from issuance of common stock	-	-	41,750

	2,993	121	97,889

Net Increase (Decrease) in Cash	(3,924)	(8,072)	890

Cash at Beginning of Period	4,814	12,723	-

CASH AT END OF PERIOD	$ 890	$ 4,651	$ 890

The accompanying notes are an integral part of these unaudited financial statements

LAURAL RESOURCES, INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
August 31, 2009

(Unaudited – Prepared by Management)

1.           ORGANIZATION

The Company, Laural Resources Inc., was incorporated under the laws of the State of Nevada on February 13, 2007 with the authorized capital stock of 300,000,000 shares at $0.001 par value.

The Company was organized for the purpose of acquiring and developing mineral properties.  At the report date mineral claims, with unknown reserves, had been acquired.  The Company has not established the existence of a commercially minable ore deposit and therefore has not reached the exploration stage and is considered to be in the pre-exploration stage.

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
August 31, 2009

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

On August 31, 2009 the Company had a net operating loss carry forward of $115,881 for income tax purposes.  The tax benefit of approximately $34,800 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years.  Losses will expire on 2030.

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
August 31, 2009

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

3.           AQUISITION OF MINERAL CLAIM

On March 1, 2007, the Company acquired the Waibau Gold Claim located in the Republic of Fiji from Siti Ventures Inc., an unrelated company, for the consideration of $5,000.  The Waibau Gold Claim is located on the island of Viti Leva.  Under Fijian law, the claim remains in good standing as long as the Company has an interest in it.   There is no annual maintenance fee or minimum exploration work required on the Claim but the Company is required to have a mining license in order to maintain the claim in good standing..

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

Officers-directors and their families have acquired 69% of the common stock issued and have made no interest, demand loans to the Company of $56,139.

Officers-directors are compensated for their services in the amount of a total $1,000 per month starting May 1, 2007.

LAURAL RESOURCES, INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
August 31, 2009

(Unaudited – Prepared by Management)

5.           CAPITAL STOCK

On April 10, 2007, Company completed a private placement consisting of 35,000,000 post split common shares sold to directors and officers for a total consideration of $1,750.  On May 31, 2007, the Company completed a private placement of 16,000,000 post split common shares for a total consideration of $40,000.

On February 12, 2008, the directors of the Company approved a resolution to forward split the common shares of the Company on the basis of the issuance of 20 new shares for one existing share of common stock presently held (the “Forward Split”).  As a result of the Forward Split every one outstanding share of common stock was increased to twenty shares of common stock.  As at August 31, 2009, there were 51,000,000 post split common shares issued and outstanding.  The 51,000,000 post split common shares are shown as split from the date of inception.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

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

Laural presently has minimal day-to-day operations; mainly comprising the future exploration of the Waibau Gold Claim located in the Republic of Fiji and preparing the various reports to be filed with the United States Securities and Exchange Commission (the “SEC”) as required.

LIQUIDITY AND CAPITAL RESOURCES

Laural has had no revenue since inception and its accumulated deficit is $115,881.  To date, the growth of Laural has been funded by the sale of shares and advances by its directors in order to meet the requirements of filing with the SEC and maintaining the Waibau Gold Claim in good standing.

The plan of operations during the next twelve months is for us to undertake exploration work on the Waibau Gold Claim and meet our filing requirements.   Presently we do not have the funds to consider any additional mineral claims.

Our management estimates that a minimum of $56,392 will be required over the next twelve months to pay for such expenses as follows:

Funds required	Estimated Amount

Accounting and audit requirements	$ 9,400
Bank charges and interest	150
Exploration expenses – Phase I	11,050
Filing fees	200
Management fees @ $1,000 per month	12,000
Office – photocopying, faxing and delivering	500
Rent @ $300 per month	3,600
Transfer agent’s fees	1,500
38,400
Accounts payable – August 31, 2009	18,882
Total estimated funds required	57,282
Deduct: Bank balance as at August 31, 2009	890
Net estimated funds required	$ 56,392

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

We purchased the Waibau Gold Claim located in the Republic of Fiji for $5,000 from Siti Ventures Inc., an unrelated company incorporated in Fiji.

On May 31, 2007, Laural closed a private placement pursuant to Regulation S of the Securities Act of 1933, whereby 800,000 common shares were sold at the price of $0.05 per share to raise $40,000.

We are the beneficial owner of a 100% interest in the Waibau Gold Claim, our sole mineral property. We intend to undertake exploration work on the Waibai Gold Claim during the sprint of 2010 or the summer of 2010.  We are presently in the pre-exploration stage and there is no assurance that mineralized material with any commercial value exits on our property. We do not have any ore body and have not generated any revenues from our operations.  Our planned exploration work is exploratory in nature.

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

The Symonds Report recommends a two-phase exploration program to properly evaluate the potential of the claim.  Phase I work will consist of geological mapping and surveying.  This will involve, among other things, establishing a grid and the creation of maps showing all features of the terrain of our claim. We will create an actual grid on the ground whereby items can be related one to another more easily and with greater accuracy. When we map, we will actually draw a scale map of the area and make notes on it as to the location where anything (e.g. potential mineralization) was found that was of interest.  In the process we will also identify any showings which appear to warrant sampling, i.e. any rock formations that appear to warrant our taking soil and rock samples from the claims to a laboratory where a determination of the elemental make-up of the sample and the exact concentrations of gold and other indicator minerals can be made. We anticipate, based on the estimate contained in the Symonds Report, that Phase I work will cost $11,050 (Fiji $17,700).  The Waibau Claim is located in a tropical climatic area so the claim can be worked year round. We anticipate completing Phase I before the end of 2010.

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

As indicated above we will hire subcontractors on an as needed basis. We have not entered into negotiations or contracts with any potential subcontractors.  We do not intend to initiate negotiations or hire anyone until we are nearing the time of commencement of our planned exploration activities.

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

Trends

We are in the pre-explorations stage, have not generated any revenue and have no prospects of generating any revenue in the foreseeable future.  We are unaware of any known trends, events or  uncertainties that have had, or are reasonably likely to have, a material impact on our business or income, either in the long term or short term, as more fully described under ‘Risk Factors’.

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

PART 11 – OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

There are no legal proceedings to which Laural is a party or to which the Waibau Gold Claim is subject, nor to the best of management’s knowledge are any material legal proceedings contemplated.

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

Risk Factors

An investment in our common stock involves an exceptionally high degree of risk and is extremely speculative. In addition to the other information regarding Laural contained in this Form 10-Q, you should consider many important factors in determining whether to purchase the shares in our Company.   The following risk factors reflect the potential and substantial material risks which could be involved if you decide to purchase shares in this offering.

While we were incorporated in 2007, we have not yet conducted any exploration activities.  We have not generated any revenues. We have no exploration history upon which you can evaluate the likelihood of our future success or failure.  Our net loss from inception to August 31, 2009, the date of our most recent audited financial statements is $115,881.  Our ability to achieve profitability and positive cash flow in the future is dependent upon

*	our ability to locate a profitable mineral property;
*	our ability to locate an economic ore reserve;
*	our ability to generate revenues; and
*	our ability to reduce exploration costs.

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

There has been no change in our securities during the three months ended August 31, 2009.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAURAL RESOURCES, INC.
(Registrant)

Date: September 6, 2009	MANDI LUIS
Chief Executive Officer, President and Director

Date: September 6, 2009	ROBERT MACKAY
Chief Financial Officer, Chief Accounting Officer, Secretary and Director