Form 10-Q
period 2009-11-30
Laural Resources, Inc.
filed 2010-01-13
CIK 1405858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended November 30, 2009

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

1223 Burrowhill Lane, Mississauga, Ontario, Canada, L5H 4M7
(Address of principal executive offices)

1-905-274-5231
(Registrant’s telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

December 31, 2009    51,000,000 common shares

		Page Number
PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	3

	Balance Sheet as at November 30, 2009 and May 31, 2009	4

	Statement of Operations For the three and six months ended November 30, 2009 and 2008 and for the period February 13, 2007 (Date of Inception) to November 30, 2009	5

	Statement of Cash Flows For the three and six months ended November 30, 2009 and 2008 and for the period February 13, 2007 (Date of Inception) to November 30, 2009	6

	Notes to the Financial Statements.	7

ITEM 2.	Management’s Discussion and Analysis of Financial Conditions and Results Operations	11

ITEM 3.	Quantitative and Qualitative Disclosure about Market Risk	15

ITEM 4.	Controls and Procedures	16

ITEM 4T.	Controls and Procedures	16

PART 11.	OTHER INFORMATION	16

ITEM 1.	Legal Proceedings	16

ITEM 1A.	Risk Factors	16

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

ITEM 3.	Defaults Upon Senior Securities	20

ITEM 4.	Submission of Matters to a Vote of Security Holders	21

ITEM 5.	Other Information	21

ITEM 6.	Exhibits	21

	SIGNATURES.	22

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheets of Laural Resources, Inc. (Pre-exploration stage company) at November 30, 2009 (with comparative figures as at May 31, 2009) and the statement of operations for the three and six months ended November 30, 2009 and 2008 and for the period from February 13, 2007 (date of incorporation) to November 30, 2009 and the statement of cash flows for the six months ended November 30, 2009 and 2008 and for the period from February 13, 2007 (date of incorporation) to November 30, 2009 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended November 30, 2009 are not necessarily indicative of the results that can be expected for the year ending May 31, 2010.

LAURAL RESOURCES, INC.
(Pre-exploration Stage Company)
BALANCE SHEETS

(Unaudited – Prepared by Management)

	November 30, 2009	May 31, 2009

ASSETS

CURRENT ASSETS

Cash	$ 2,264	$ 4,814

Total Current Assets	$ 2,264	$ 4,814

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$ 20,458	$ 19,360
Accounts payable – related parties	62,675	53,146

Total Current Liabilities	83,133	72,506

STOCKHOLDERS’ DEFICIENCY

Common stock
300,000,000 shares authorized, at $0.001 par value;
51,000,000 shares issued and outstanding	51,000	51,000
Capital in excess of par value	(9,250)	(9,250)
Deficit accumulated during the pre-exploration stage	(122,619)	(109,442)

Total Stockholders’ Deficiency	(80,869)	(67,692)

	$ 2,264	$ 4,814

The accompanying notes are an integral part of these unaudited financial statements.

LAURAL RESOURCES, INC.
(Pre-exploration Stage Company)
STATEMENT OF OPERATIONS
For the three and six months ended November 30, 2009 and 2008 and for the period from February 13, 2007 (date of inception) to November 30, 2009

(Unaudited – Prepared by Management)

	Three months ended Nov. 30, 2009	Three months ended Nov. 30, 2008	Six months ended Nov. 30, 2009	Six months ended Nov. 30, 2008	Feb. 13, 2007 (date ofinception) to Nov. 30,2009

REVENUES	$ -	$ _____-	$ -	$ -	$ -

EXPENSES
Accounting and audit	2,723	2,022	4,745	4,045	31,425
Bank charges	26	24	50	75	441
Consulting	-	-	-	-	22,000
Exploration expenses	-	-	-	-	7,344
Filing fees	-	-	-	-	479
Geological report	-	-	-	-	2,000
Incorporation costs	-	-	-	-	590
Legal	-	-	-	1,620	8,200
Management fees	3,000	3,000	6,000	6,000	31,000
Office	89	178	430	397	4,255
Rent	900	900	1,800	1,800	9,300
Transfer agent’s fees	-	1,530	152	1,530	4,200
Travel and entertainment	-	-	-	-	1,385
	6,738	7,654	13,177	15,467	122,619

NET LOSS FROM OPERATIONS	$ (6,738)	$(7,654)	$ (13,177)	$ (15,467)	$ (122,619)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

AVERAGE OUTSTANDING SHARES

Basic	51,000,000	51,000,000	51,000,000	51,000,000

The accompanying notes are an integral part of these unaudited financial statements.

LAURAL RESOURCES, INC.
(Pre-exploration Stage Company)
STATEMENT OF CASH FLOWS

For the six months ended November 30, 2009 and 2008 and for the period from February 13, 2007 (date of inception) to November 30, 2009

(Unaudited – Prepared by Management)

	For the six months ended Nov. 30, 2009	For the sixmonths ended Nov. 30, 2008	From February 13, 2007 (date of inception) to Nov. 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (13,177)	$ (15,467)	$ (122,619)

Adjustments to reconcile net loss to net cash provided by operating activities:

Changes in accounts payable	1,098	1,143	20,458

Net Cash Provided (Used) in Operations	(12,079)	(14,324)	(102,161)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loan from related party	9,529	2,329	62,675
Proceeds from issuance of common stock	-	-	41,750

	9,529	2,329	104,425

Net Increase (Decrease) in Cash	(2,550)	(11,995)	2,264

Cash at Beginning of Period	4,814	12,723	-

CASH AT END OF PERIOD	$ 2,264	$ 728	$ 2,264

The accompanying notes are an integral part of these unaudited financial statements

LAURAL RESOURCES, INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
November 30, 2009

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
November 30, 2009

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

On November 30, 2009 the Company had a net operating loss carry forward of $122,619 for income tax purposes.  The tax benefit of approximately $36,800 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years.  Losses will expire on 2030.

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
November 30, 2009

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

3.           AQUISITION OF MINERAL CLAIM

On March 1, 2007, the Company acquired the Waibau Gold Claim located in the Republic of Fiji from Siti Ventures Inc., an unrelated company, for the consideration of $5,000.  The Waibau Gold Claim is located on the island of Viti Leva.  Under Fijian law, the claim remains in good standing as long as the Company has an interest in it.   There is no annual maintenance fee or minimum exploration work required on the Claim but the Company is required to have a mining license in order to maintain the claim in good standing.

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

Officers-directors and their families have acquired 69% of the common stock issued and have made no interest, demand loans to the Company of $62,675.

Officers-directors are compensated for their services in the amount of a total $1,000 per month starting May 1, 2007.

LAURAL RESOURCES, INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
November 30, 2009

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

LIQUIDITY AND CAPITAL RESOURCES

Laural has had no revenue since inception and its accumulated deficit is $122,619.  To date, the growth of Laural has been funded by the sale of shares and advances by its directors in order to meet the requirements of filing with the SEC and maintaining the Waibau Gold Claim in good standing.

The plan of operations during the next twelve months is for us to undertake exploration work on the Waibau Gold Claim and meet our filing requirements.   Presently we do not have the funds to consider any additional mineral claims.

Our management estimates that a minimum of $56,594 will be required over the next twelve months to pay for such expenses as follows:

Funds required	Estimated Amount

Accounting and audit requirements	$ 9,400
Bank charges and interest	150
Exploration expenses – Phase I	11,050
Filing fees	200
Management fees @ $1,000 per month	12,000
Office – photocopying, faxing and delivering	500
Rent @ $300 per month	3,600
Transfer agent’s fees	1,500
38,400
Accounts payable – November 30, 2009	20,458
Total estimated funds required	58,858
Deduct: Bank balance as at November 30, 2009	2,264
Net estimated funds required	$ 56,594

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

ITEM 4.                      CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including Mandi Luis, Chief Executive Officer and Robert MacKay, Chief Accounting Officer, they have evaluated the effectiveness of Laural’s disclosure controls and procedures as required by the Exchange Act Rule 13a-15(d) as at November 30, 2009 (the “Evaluation Date”).  Based on the evaluation by management, they have concluded these disclosure controls and procedures were not effective as of the Evaluation Date as a result of material weaknesses in internal control over financial reporting as more fully discussed below.

Under Rule 13a-15(e)/15d-15(e); Regulation S-K, Item 307, the SEC states that “disclosure controls and procedures” have the following characteristics:

●	designed to ensure disclosure of information that is required to be disclosed in the reports that Laural files or submits under the Exchange Act;

●	recorded, processed, summarized and reported with the time period required by the SEC’s rules and forms; and

●	accumulated and communicated to management to allow them to make timely decisions about the required disclosures.

Even though management’s assessment that Laural’s internal control over financial reporting was not effective and there are certain material weaknesses as more fully described below, management believe that Laural’s financial statements contained in its Quarterly Report on Form 10-Q for the six months ended November 30, 2009 fairly present our financial condition, results of operations and cash flows in all material respects.

Material Weaknesses

Management assessed the effectiveness of its internal control over financial reporting as of the Evaluation Date and identified the following material weaknesses:

●
As at November 30, 2009, Laural did not have an audit committee which complies to the requirements of an audit committee since it did not have an independent “financial expert” on the committee.  Even though it has a Code of Ethics it does not emphasize fraud and methods to avoid it.   Due to the small size of Laural a whistleblower policy is not necessary.

●
Due to a significant number and magnitude of out-of-period adjustments identified during the year-end closing process, management has concluded that the controls over the period-end financial reporting process were not operating effectively.   A material weakness in the period-end financial reporting process could result in Laural not been able to meet its regulatory filing deadlines and, if not remedied, has the potential to cause a material misstatement or to miss a filing deadline in the future.   Management override of existing controls is possible given the small size of the organization and lack of personnel.

●
There is no system in place to review and monitor internal control over financial reporting.  This is due to Laural maintaining an insufficient complement of personal to carry out ongoing monitoring responsibilities and ensure effective internal control over financial reporting.

ITEM 4T	CONTROLS AND PROCEDURES

There were no changes in Laural’s internal controls over financial reporting during the six months ended November 30, 2009 that have materially affected, or are reasonably likely to material affect, Laural’s internal control over financial reporting.

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

Risk Factors

An investment in our common stock involves an exceptionally high degree of risk and is extremely speculative. In addition to the other information regarding Laural contained in this Form 10-Q, you should consider many important factors in determining whether to purchase the shares in our Company.   The following risk factors reflect the potential and substantial material risks which could be involved if you decide to purchase shares in our Company.

While we were incorporated in 2007, we have not yet conducted any exploration activities.  We have not generated any revenues. We have no exploration history upon which you can evaluate the likelihood of our future success or failure.  Our net loss from inception to November 30, 2009, the date of our most recent audited financial statements, is $122,619.  Our ability to achieve profitability and positive cash flow in the future is dependent upon

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

We estimate that, with funding committed by our management combined with our cash on hand, we do not have sufficient cash to continue operations for twelve months.  We are in the pre-exploration stage.  We need to raise additional capital to undertake even Phase I of our planned exploration activity.  You may be investing in a company that will not have the funds necessary to conduct any meaningful exploration activity due to our inability to raise additional capital. If that occurs we will have to delay exploration or cease our exploration activity and go out of business which will result in the loss of your investment.

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

When a market develops for our shares our shares may be thinly traded, with wide share price fluctuations, low share prices and minimal liquidity.

When a market for our shares develops, the share price may be volatile with wide fluctuations in response to several factors, including:

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

There has been no change in our securities during the six months ended November 30, 2009.

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

LAURAL RESOURCES, INC.
(Registrant)

Date: January 8, 2010	MANDI LUIS
Chief Executive Officer, President and Director

Date: January 8, 2010	ROBERT MACKAY
Chief Financial Officer, Chief Accounting Officer, Secretary and Director