Form 10-K/A
period 2009-05-31
Laural Resources, Inc.
filed 2010-01-19
CIK 1405858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(x)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended May 31, 2009

( )	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from to

Commission File number 333-144923

LAURAL RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada	14-1994102
State or other jurisdiction of incorporation or organization	(I.R.S. Employee Identification. No.)

1223 Burrowhill Lane .
Mississauga, Ontario, Canada	L5H 4M7
(Address of principal executive offices)	(Zip Code)

Registrants’s telephone number, including area code 1-905-483-0605

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12 (g) of the Act:

None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   [   ] Yes    [   ]  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    [   ]  Yes   [   ] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [    ]  Yes   [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the proceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).    [   ] Yes  [    ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K/A or any amendments to this Form 10-K   [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of “large accelerated filer”, “accelerated filer” and “small reporting company” Rule 12b-2 of the Exchange Act.

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

Forward Looking Statements

In addition to the other information contained in this Form 10-K/A , it contains forward-looking statements which involve risk and uncertainties.  When used in this Form 10-K, the words “may”, “will”, “expect”, “anticipate”, “continue”, “estimate”, “project”, “intend”, “believe” and similar expressions are intended to identify forward-looking statements regarding events, conditions and financial trends that may affect our future plan of operations, business strategy, operating results and financial position.  Readers are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results could differ materially from the results expressed in or implied by these forward-looking statements as a result of various factors, many of which are beyond our control.  Any reader should review in detail this entire Form 10-K including financial statements, attachments and risk factors before considering an investment.

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

ITEM 6.                      SELECTED FINANCIAL INFORMATION

The following summary financial data was derived from our financial statements.   This information is only a summary and does not provide all the information contained in our financial statements and related notes thereto.  You should read the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related noted included elsewhere in this Form 10-K/A .

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

We may attempt to interest other companies to undertake exploration work on the Waibau Claim through joint venture arrangement or even the sale of part of the Waibau Claim.  Neither of these avenues has been pursued as of the date of this Form 10-K/A .

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

(vi)           Rent

We do not have an office but have arranged to use Mandi Luis’s office in her personal residence until such time as it becomes advantageous to rent our own office space.  In consideration for the use of his office, we have agreed to pay her $300 per month with part of the payment being applied to her telephone charges.

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

ITEM 9A                      CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including Mandi Luis, Chief Executive Officer and Robert MacKay, Chief Accounting Officer, they have evaluated the effectiveness of Laural’s disclosure controls and procedures as required by the Exchange Act Rule 13a-15(d) as at May 31, 2009 (the “Evaluation Date”).  Based on the evaluation by management, they have concluded these disclosure controls and procedures were not effective as of the Evaluation Date as a result of material weaknesses in internal control over financial reporting as more fully discussed below.

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

Even though management’s assessment that Laural’s internal control over financial reporting was not effective and there are certain material weaknesses as more fully described below, management believe that Laural’s financial statements contained in its Annual Report on Form 10-K/A for the year ended May 31, 2009 fairly present our financial condition, results of operations and cash flows in all material respects.

Material Weaknesses

Management assessed the effectiveness of our internal control over financial reporting as of the Evaluation Date and identified the following material weaknesses:

●
As at May 31, 2009, Laural did not have an audit committee which complies to the requirements of an audit committee since it did not have an independent “financial expert” on the committee.  Even though it has a Code of Ethics it does not emphasize fraud and methods to avoid it.   Due to the small size of Laural a whistleblower policy is not necessary.

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

ITEM 9A(T)	CONTROLS AND PROCEDURES

There were no changes in Laural’s internal controls over financial reporting during the fiscal year ended May 31, 2009 that have materially affected, or are reasonably likely to material affect, Laural’s internal control over financial reporting.

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

Dividend Policy

As of the date of this Form 10-K/A we have not paid any cash dividends to stockholders.  The declaration of any future cash dividends, if any, will be at the discretion of the Board of Directors and will depend on our earnings, if any, capital requirements and financial position, general economic conditions and other pertinent conditions.  It is our present intention not to pay any cash dividends in the near future.

Transfer Agent

During the year, we engaged the services of Holladay Stock Transfer, Inc., 2939 N 67th Place, Scottsdale, Nevada, 82251 to act as transfer and registrar.   Previous to the appointment of Holladay Stock Transfer, Inc. we used the services of Actions Stock Transfer Corp. of Salt Lake City, Utah.

Employment Agreements with Executive Officers and Directors

There are no employment agreements with any officers or directors other than the money payment to them as more fully described elsewhere in this Form 10-K/A.

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

LAURAL RESOURCES INC.
(Registrant)

By:   MANDI LUIS
Mandi Luis
Chief Executive Officer,
President and Director

January 15, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   MANDI LUIS
Mandi Luis
Chief Executive Officer,
President and Director

January 15, 2010

By: ROBERT MACKAY
Robert Mackay
Chief Accounting Officer
Chief Financial Officer and Director

January 15, 2010

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