Form 10-Q/A
period 2009-08-31
Laural Resources, Inc.
filed 2010-01-19
CIK 1405858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

September 30, 2009                                -   51,000,000 common shares

		Page Number
PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	3

	Balance Sheet as at August 31, 2009 and May 31, 2009	4

	Statement of Operations For the three months ended August 31, 2009 and 2008 and for the period February 13, 2007 (Date of Inception) to August 31, 2009	5

	Statement of Cash Flows For the three months ended August 31, 2009 and 2008 and for the period February 13, 2007 (Date of Inception) to August 31, 2009	6

	Notes to the Financial Statements.	7

ITEM 2.	Management’s Discussion and Analysis of Financial Conditions and Results Operations	11

ITEM 3.	Quantitative and Qualitative Disclosure about Market Risk	15

ITEM 4.	Controls and Procedures	16

ITEM 4T.	Controls and Procedures	17

PART 11.	OTHER INFORMATION	17

ITEM 1.	Legal Proceedings	17

ITEM 1A.	Risk Factors	17

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

ITEM 3.	Defaults Upon Senior Securities	21

ITEM 4.	Submission of Matters to a Vote of Security Holders	21

ITEM 5.	Other Information	22

ITEM 6.	Exhibits	22

	SIGNATURES.	23

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

LAURAL RESOURCES, INC.
(Pre-exploration Stage Company)
STATEMENT OF OPERATIONS
For the three months ended August 31, 2009 and 2008 and for the period from February 13, 2007 (date of inception) to August 31, 2009

(Unaudited – Prepared by Management)

	Three months ended Aug. 31, 2009	Three months ended Aug. 31, 2008	Feb. 13, 2007 (date of inception) to Aug. 31, 2009

REVENUES	$ -	$ _____-	$ -

EXPENSES
Accounting and audit	2,022	2,022	28,702
Bank charges	24	52	415
Consulting	-	-	22,000
Exploration expenses	-	-	7,344
Filing fees	-	-	479
Geological report	-	-	2,000
Incorporation costs	-	-	590
Legal	-	1,620	8,200
Management fees	3,000	3,000	28,000
Office	341	219	4,166
Rent	900	900	8,400
Transfer agent’s fees	152	-	4,200
Travel and entertainment	-	-	1,385
	6,439	7,813	115,881

NET LOSS FROM OPERATIONS	$ (6,439)	$(7,813)	$ (115,881)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.00) $ (0.00)

AVERAGE OUTSTANDING SHARES

Basic	51,000,000 51,000,000

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

ITEM 4.                      CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including Mandi Luis, Chief Executive Officer and Robert MacKay, Chief Accounting Officer, they have evaluated the effectiveness of Laural’s disclosure controls and procedures as required by the Exchange Act Rule 13a-15(d) as at August 31, 2009 (the “Evaluation Date”).  Based on the evaluation by management, they have concluded these disclosure controls and procedures were not effective as of the Evaluation Date as a result of material weaknesses in internal control over financial reporting as more fully discussed below.

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

Even though management’s assessment that Laural’s internal control over financial reporting was not effective and there are certain material weaknesses as more fully described below, management believe that Laural’s financial statements contained in its Quarterly Report on Form 10-Q/A for the three months ended August 31, 2009 fairly present its financial condition, results of operations and cash flows in all material respects.

Material Weaknesses

Management assessed the effectiveness of Laural’s internal control over financial reporting as of the Evaluation Date and identified the following material weaknesses:

●
As at August 31, 2009, Laural did not have an audit committee which complies to the requirements of an audit committee since it did not have an independent “financial expert” on the committee.  Even though it has a Code of Ethics it does not emphasize fraud and methods to avoid it.   Due to the small size of Laural a whistleblower policy is not necessary.

●
Due to a significant number and magnitude of out-of-period adjustments identified during the quarterly closing process, management has concluded that the controls over the quarter-end financial reporting process were not operating effectively.   A material weakness in the quarter-end financial reporting process could result in Laural not been able to meet its regulatory filing deadlines and, if not remedied, has the potential to cause a material misstatement or to miss a filing deadline in the future.   Management override of existing controls is possible given the small size of the organization and lack of personnel.

●
There is no system in place to review and monitor internal control over financial reporting.  This is due to Laural maintaining an insufficient complement of personal to carry out ongoing monitoring responsibilities and ensure effective internal control over financial reporting.

ITEM 4T	CONTROLS AND PROCEDURES

There were no changes in Laural’s internal controls over financial reporting during the three months ended August 31, 2009 that have materially affected, or are reasonably likely to material affect, Laural’s internal control over financial reporting.

PART 11 – OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

There are no legal proceedings to which Laural is a party or to which the Waibau Gold Claim is subject, nor to the best of management’s knowledge are any material legal proceedings contemplated.

ITEM 1A.                      RISK FACTORS

Forward Looking Statements

In addition to the other information contained in this Form 10-Q/A , it contains forward-looking statements which involve risk and uncertainties.  When used in this prospectus, the words “may”, “will”, “expect”, “anticipate”, “continue”, “estimate”, “project”, “intend”, “believe” and similar expressions are intended to identify forward-looking statements regarding events, conditions and financial trends that may affect our future plan of operations, business strategy, operating results and financial position.  Readers are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that the actual results could differ materially from the results expressed in or implied by these forward-looking statements as a result of various factors, many of which are beyond our control.  Any reader should review in detail this entire Form 10- Q/A including financial statements, attachments and risk factors before considering an investment.

Risk Factors

An investment in our common stock involves an exceptionally high degree of risk and is extremely speculative. In addition to the other information regarding Laural contained in this Form 10-Q/A, you should consider many important factors in determining whether to purchase the shares in our Company.   The following risk factors reflect the potential and substantial material risks which could be involved if you decide to purchase shares in this offering.

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

LAURAL RESOURCES, INC.
(Registrant)

Date: January 15, 2010	MANDI LUIS
Chief Executive Officer, President and Director

Date: January 15, 2010	ROBERT MACKAY
Chief Financial Officer, Chief Accounting Officer, Secretary and Director