Form 10-Q
period 2010-02-28
Laural Resources, Inc.
filed 2010-04-09
CIK 1405858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended February 28, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

April 9,  2010                                 51,000,000 common shares

		PageNumber
PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	3

	Balance Sheet as at February 28, 2010 and May 31, 2009	4

	Statement of Operations For the three and nine months ended February 28, 2010 and 2009 and for the period February 13, 2007 (Date of Inception) to February 28, 2010	5

	Statement of Cash Flows For the nine months ended February 28, 2010 and 2009 and for the period February 13, 2007 (Date of Inception) to February 28, 2010	6

	Notes to the Financial Statements.	7

ITEM 2.	Management’s Discussion and Analysis of Financial Conditions and Results Operations	11

ITEM 3.	Quantitative and Qualitative Disclosure about Market Risk	15

ITEM 4.	Controls and Procedures	16

ITEM 4T.	Controls and Procedures	17

PART 11.	OTHER INFORMATION	17

ITEM 1.	Legal Proceedings	17

ITEM 1A.	Risk Factors	17

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

ITEM 3.	Defaults Upon Senior Securities	21

ITEM 4.	Submission of Matters to a Vote of Security Holders	21

ITEM 5.	Other Information	21

ITEM 6.	Exhibits	21

	SIGNATURES.	22

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheets of Laural Resources, Inc. (Pre-exploration stage company) at February 28, 2010 (with comparative figures as at May 31, 2009) and the statement of operations for the three and nine months ended February 28, 2010 and 2009 and for the period from February 13, 2007 (date of incorporation) to February 28, 2010 and the statement of cash flows for the nine months ended February 28, 2010 and 2009 and for the period from February 13, 2007 (date of incorporation) to February 28, 2010 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three and nine months ended February 28, 2010 are not necessarily indicative of the results that can be expected for the year ending May 31, 2010.

LAURAL RESOURCES, INC.
(Pre-exploration Stage Company)
BALANCE SHEETS

(Unaudited – Prepared by Management)

	February 28, 2010	May 31, 2009

ASSETS

CURRENT ASSETS

Cash	$ 4,339	$ 4,814

Total Current Assets	$ 4,339	$ 4,814

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$ 21,980	$ 19,360
Accounts payable – related parties	69,383	53,146

Total Current Liabilities	91,363	72,506

STOCKHOLDERS’ DEFICIENCY

Common stock
300,000,000 shares authorized, at $0.001 par value;
51,000,000 shares issued and outstanding	51,000	51,000
Capital in excess of par value	(9,250)	(9,250)
Deficit accumulated during the pre-exploration stage	(128,774)	(109,442)

Total Stockholders’ Deficiency	(87,024)	(67,692)

	$ 4,339	$ 4,814

The accompanying notes are an integral part of these unaudited financial statements.

LAURAL RESOURCES, INC.
(Pre-exploration Stage Company)
STATEMENT OF OPERATIONS
For the three and nine months ended February 28, 2010 and 2009 and for the period from February 13, 2007 (date of inception) to February 28, 2010

(Unaudited – Prepared by Management)

	Three months ended Feb. 28, 2010	Three months ended Feb. 28, 2009	Nine months ended Feb. 28, 2010	Nine months ended Feb. 28, 2009	Feb. 13, 2007(date of inception) to Feb. 28, 2010

REVENUES	$ -	$ _____-	$ -	$ -	$ -

EXPENSES
Accounting and audit	2,022	2,023	6,767	6,068	33,447
Bank charges	25	87	75	163	466
Consulting	-	-	-	-	22,000
Exploration expenses	-	-	-	-	7,344
Filing fees	-	-	-	-	479
Geological report	-	-	-	-	2,000
Incorporation costs	-	-	-	-	590
Legal	-	-	-	1,620	8,200
Management fees	3,000	3,000	9,000	9,000	34,000
Office	108	249	538	645	4,363
Rent	900	900	2,700	2,700	10,200
Transfer agent’s fees	100	364	252	1,894	4,300
Travel and entertainment	-	-	-	-	1,385
	6,155	6,623	19,332	22,090	128,774

NET LOSS FROM OPERATIONS	$ (6,155)	$(6,623)	$ (19,332)	$ (22,090)	$ (128,774)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

AVERAGE OUTSTANDING SHARES

Basic	51,000,000	51,000,000	51,000,000	51,000,000

The accompanying notes are an integral part of these unaudited financial statements.

LAURAL RESOURCES, INC.
(Pre-exploration Stage Company)
STATEMENT OF CASH FLOWS

For the nine months ended February 28, 2010 and 2009 and for the period from February 13, 2007 (date of inception) to February 28, 2010

(Unaudited – Prepared by Management)

	For the nine months ended Feb. 28, 2010	For the nine months ended Feb. 28, 2009	From February 13, 2007 (date of inception) to Feb. 28, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (19,332)	$ (22,090)	$ (128,774)

Adjustments to reconcile net loss to net cash provided by operating activities:

Changes in accounts payable	2,620	2,863	21,980

Net Cash Provided (Used) in Operations	(16,712)	(19,227)	(106,794)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loan from related party	16,237	9,244	69,383
Proceeds from issuance of common stock	-	-	41,750

	16,237	9,244	111,133

Net Increase (Decrease) in Cash	(475)	(9,983)	4,339

Cash at Beginning of Period	4,814	12,723	-

CASH AT END OF PERIOD	$ 4,339	$ 2,740	$ 4,339

The accompanying notes are an integral part of these unaudited financial statements

LAURAL RESOURCES, INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
February 28, 2010

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
February 28, 2010

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

On February 28, 2010 the Company had a net operating loss carry forward of $128,774 for income tax purposes.  The tax benefit of approximately $38,600 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years.  Losses will expire on 2030.

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
February 28, 2010

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

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

Officers-directors and their families have acquired 69% of the common stock issued and have made no interest, demand loans to the Company of $69,383.

Officers-directors are compensated for their services in the amount of a total $1,000 per month starting May 1, 2007.

LAURAL RESOURCES, INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
February 28, 2010

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

7.          SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through March    31, 2010 and has found no subsequent events to report.

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

LIQUIDITY AND CAPITAL RESOURCES

Laural has had no revenue since inception and its accumulated deficit is $128,774.  To date, the growth of Laural has been funded by the sale of shares and advances by its directors in order to meet the requirements of filing with the SEC and maintaining the Waibau Gold Claim in good standing.

The plan of operations during the next twelve months is for us to undertake exploration work on the Waibau Gold Claim and meet our filing requirements.   Presently we do not have the funds to consider any additional mineral claims.

Our management estimates that a minimum of $58,141 will be required over the next twelve months to pay for such expenses as follows:

Funds required	Estimated Amount

Accounting and audit requirements	$ 11,500
Bank charges and interest	150
Exploration expenses – Phase I	11,050
Filing fees	200
Management fees @ $1,000 per month	12,000
Office – photocopying, faxing and delivering	500
Rent @ $300 per month	3,600
Transfer agent’s fees	1,500
40,500
Accounts payable – February 28, 2010	21,980
Total estimated funds required	62,480
Deduct: Bank balance as at February 28, 2010	4,339
Net estimated funds required	$ 58,141

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

We are the beneficial owner of a 100% interest in the Waibau Gold Claim, our sole mineral property. We intend to undertake exploration work on the Waibai Gold Claim during the spring of 2010 or the summer of 2010.  We are presently in the pre-exploration stage and there is no assurance that mineralized material with any commercial value exits on our property. We do not have any ore body and have not generated any revenues from our operations.  Our planned exploration work is exploratory in nature.

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

ITEM 4.                      CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including Mandi Luis, Chief Executive Officer and Robert MacKay, Chief Accounting Officer, they have evaluated the effectiveness of Laural’s disclosure controls and procedures as required by the Exchange Act Rule 13a-15(d) as at February 28, 2010 (the “Evaluation Date”).  Based on the evaluation by management, they have concluded these disclosure controls and procedures were not effective as of the Evaluation Date as a result of material weaknesses in internal control over financial reporting as more fully discussed below.

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

Even though management’s assessment that Laural’s internal control over financial reporting was not effective and there are certain material weaknesses as more fully described below, management believe that Laural’s financial statements contained in its Quarterly Report on Form 10-Q for the nine months ended February 28, 2010 fairly present our financial condition, results of operations and cash flows in all material respects.

Material Weaknesses

Management assessed the effectiveness of its internal control over financial reporting as of the Evaluation Date and identified the following material weaknesses:

●
As at February 28, 2010, Laural did not have an audit committee which complies to the requirements of an audit committee since it did not have an independent “financial expert” on the committee.  Even though it has a Code of Ethics it does not emphasize fraud and methods to avoid it.   Due to the small size of Laural a whistleblower policy is not necessary.

●
Due to a significant number and magnitude of out-of-period adjustments identified during the year-end closing process, management has concluded that the controls over the period-end financial reporting process were not operating effectively.   A material weakness in the period-end financial reporting process could result in Laural not being able to meet its regulatory filing deadlines and, if not remedied, has the potential to cause a material misstatement or to miss a filing deadline in the future.   Management override of existing controls is possible given the small size of the organization and lack of personnel.

●
There is no system in place to review and monitor internal control over financial reporting.  This is due to Laural maintaining an insufficient complement of personnel to carry out ongoing monitoring responsibilities and ensure effective internal control over financial reporting.

ITEM 4T	CONTROLS AND PROCEDURES

There were no changes in Laural’s internal controls over financial reporting during the six months ended February 28, 2010 that have materially affected, or are reasonably likely to material affect, Laural’s internal control over financial reporting.

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

While we were incorporated in 2007, we have not yet conducted any exploration activities.  We have not generated any revenues. We have no exploration history upon which you can evaluate the likelihood of our future success or failure.  Our net loss from inception to February 28, 2010, the date of our most recent audited financial statements, is $128,774.  Our ability to achieve profitability and positive cash flow in the future is dependent upon

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

The possibility of development of and production from our exploration property depends upon the results of exploration programs and/or feasibility studies and the recommendations of duly qualified professional engineers and geologists.  We are a small company and do not have much capital.  We must limit our exploration activity unless and until we raise additional capital.  Any decision to expand our operations on our exploration property will involve the consideration and evaluation of several significant factors beyond our control.  These factors include, but are not limited to:

●	Market prices for the minerals to be produced;
●	Costs of bringing the property into production including exploration, preparation of production feasibility studies and construction of production facilities;
●	Political climate and/or governmental regulations and controls;
●	Ongoing costs of production;
●	Availability and cost of financing; and
●	Environmental compliance regulations and restraints.

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

There has been no change in our securities during the nine months ended February 28, 2010.

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

LAURAL RESOURCES, INC.
(Registrant)

Date: April 9, 2010	MANDI LUIS
Chief Executive Officer, President and Director

Date: April 9, 2010	ROBERT MACKAY
Chief Financial Officer, Chief Accounting Officer, Secretary and Director