Form 10-K
period 2010-06-30
Abtech Holdings, Inc.
filed 2010-08-16
CIK 1405858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended May 31, 2010

Commission File Number 333-144923

ABTECH HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada		14-1994102
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

1223 Burrowhill Lane		L5H 4M7
(Address of principal executive offices)		(Zip Code)

(905) 274-5231
Registrant’s telephone number, including area code

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes   ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the proceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K/A or any amendments to this Form 10-K   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “small reporting company” Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act ).
☒ Yes   ☐ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of August 16, 2010, the latest practicable date: 51,000,000 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Exhibits incorporated by reference are referred to under Part IV.

ABTECH HOLDINGS, INC.
ANNUAL REPORT ON FORM 10-K
FISCAL YEAR ENDED MAY 31, 2010

i

Statement Regarding Forward-Looking Statements

The statements contained in this report on Form 10-K that are not purely historical are forward-looking statements within the meaning of applicable securities laws.  Forward-looking statements include statements regarding our “expectations,” “anticipation,” “intentions,” “beliefs,” or “strategies” regarding the future, whether or not those words are used.  Forward-looking statements also include statements regarding revenue, margins, expenses, and earnings analysis for fiscal 2010 and thereafter; anticipated levels of future revenues and earnings from the operations of Abtech Holdings, Inc. (the “Company,” “we,” “us,” or “our”); projected costs and expenses related to our operations, liquidity, capital resources, availability of future equity capital on commercially reasonable terms; and satisfaction of the closing conditions set forth in the Agreement and Plan of Merger entered into with Abtech Industries, Inc.  All forward-looking statements included in this report are based on information available to us as of the filing date of this report, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from the forward-looking statements.  Among the factors that could cause actual results to differ materially are the factors discussed in Item 1A. Risk Factors.

ii

PART I

ITEM 1. BUSINESS.

Overview

Abtech Holdings, Inc. (“Abtech,” the “Company,” or “we”) was incorporated in the state of Nevada on February 13, 2007 under the name “Laural Resources, Inc.”  We were engaged in the business of acquiring and developing mineral properties.

We raised $1,750 in initial seed capital on April 10, 2007 to cover the initial cost of obtaining a mineral property that we consider holds the potential to contain gold and/or silver mineralization.  We purchased the Waibau Gold Claim (“Waibau Claim”) located in the Republic of Fiji for $5,000 from Siti Ventures Inc., an unrelated company incorporated in Fiji.

On May 31, 2007, we closed a private placement pursuant to Regulation S of the Securities Act of 1933, as amended, whereby 800,000 shares of our common stock were sold at the price of $0.05 per share to raise $40,000.

We are the beneficial owner of a 100% interest in the Waibau Claim, our sole mineral property.  We do not have any ore body and have not generated any revenues from our operations.  We had planned to explore our mineral property and, as such in March 2007, we engaged Robert Symonds, P. Geol., to conduct a review and analysis of the Waibau Claim and the previous exploration work undertaken on the property and to recommend a mineral exploration program for the Waibau Claim.  We were unable to raise any additional funds to explore the Waibau Claim as proposed by Mr. Symonds.

As a result of the current difficult economic environment and our lack of funding to implement our business plan, our Board of Directors began to analyze strategic alternatives available to our Company to continue as a going concern.  Such alternatives included raising additional debt or equity financing or consummating a merger or acquisition with a partner that may involve a change in our business plan.  Although our Board of Directors’ preference was to obtain additional funding to explore the Waibau Claim, the Board believed that it must consider all viable strategic alternatives that are in the best interests of our shareholders.  Such strategic alternatives included a merger, acquisition, share exchange, asset purchase, or similar transaction in which our present management will no longer be in control of our Company and our business operations would be replaced by that of our transaction partner.  We believe we would be an attractive candidate for such a business combination due to the perceived benefits of being a publicly registered company, thereby providing a transaction partner access to the public marketplace to raise capital.

Subsequent to our fiscal year ended May 31, 2010, we decided to change our business focus to clean technology products and services, specifically in the water clean-up sector.  In furtherance of our business objectives, effective June 14, 2010, we merged with our wholly-owned subsidiary, Abtech Holdings, Inc., for the purpose of effecting our name change to “Abtech Holdings, Inc.”

Subsequent to our fiscal year ended May 31, 2010 and as we previously disclosed, we entered into a merger transaction with AbTech Industries, Inc., a Delaware corporation (“AbTech Industries”), pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), dated July 17, 2010, by and among us, Abtech Merger Sub, Inc., a Nevada corporation and wholly-owned subsidiary of our Company (“Merger Sub”), and AbTech Industries.  Subject to the satisfaction of the closing conditions set forth in the Merger Agreement and upon the closing of the transactions contemplated by the Merger Agreement, we will acquire all of the issued and outstanding capital stock of AbTech Industries in exchange for the stockholders of AbTech Industries acquiring a controlling ownership interest in our Company, AbTech Industries will become a wholly-owned subsidiary of us, and we will acquire the business and operations of AbTech Industries.

Abtech Industries is an environmental technologies firm dedicated to providing innovative solutions to communities and industry addressing issues of water pollutants and contamination.  Its products are based on polymer technologies capable of removing hydrocarbons, sediment, and other foreign elements from still (ponds, lakes, and marinas) or flowing water (curbside drains, pipe outflows, rivers, and oceans).

Employees

As of May 31, 2010, we had no full-time employees, although each of our officers and directors devotes a portion of his and her time to the affairs of our Company.

Where You Can Find More Information

We are required to file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other information with the Securities and Exchange Commission (the “SEC”).  The public can obtain copies of these materials by visiting the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549, by calling the SEC at 1-800-732-0330, or by accessing the SEC’s website at http://www.sec.gov.  We have no Company website at this time.

ITEM 1A. RISK FACTORS.

You should carefully consider the risks described below together with all of the other information included in our public filings before making an investment decision with regard to our securities.  The statements contained in or incorporated into this Annual Report on Form 10-K that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. While the risks described below are the ones we believe are most important for you to consider, these risks are not the only ones that we face.  If any of the following events described in these risk factors actually occurs, our business, financial condition, or results of operations could be harmed.  In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Relating to Our Business

Our ability to generate revenue to support our operations is uncertain.

We are in the early stage of our business and have no history of generating revenues.  We have a limited operating history upon which you can evaluate our potential for future success, and we are subject to the additional risks affecting early-stage businesses.  Rather than relying on historical information, financial or otherwise, to evaluate our Company, you should evaluate our Company in light of your assessment of the growth potential of our business and the expenses, delays, uncertainties, and complications typically encountered by early-stage businesses, many of which will be beyond our control.  Early-stage businesses in rapidly evolving markets commonly face risks, such as the following:

•	unanticipated problems, delays, and expenses relating to the development and implementation of their business plans;

•	operational difficulties;

•	lack of sufficient capital;

•	competition from more advanced enterprises; and

•	uncertain revenue generation.

Our limited operating history may make it difficult for us to forecast accurately our operating results.

Our planned expense levels are, and will continue to be, based in part on our expectations, which is difficult to forecast accurately based on our stage of development and factors outside of our control.  We may be unable to adjust spending in a timely manner to compensate for any unexpected developments.  Further, business development expenses may increase significantly as we expand operations.  To the extent that any unexpected expenses precede, or are not rapidly followed by, a corresponding increase in revenue, our business, operating results, and financial condition may be materially and adversely affected.

We have a history of losses that may continue, which may negatively impact our ability to achieve our business objectives.

We have incurred net losses since our inception.  Our net loss from inception to May 31, 2010, the date of our most recent audited financial statements, is $138,988.  We cannot be assured that we can achieve or sustain profitability on a quarterly or annual basis in the future.  Our operations are subject to the risks and competition inherent in the establishment of a business enterprise.  There can be no assurance that future operations will be profitable.  We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

Our success depends on our ability to expand, operate, and manage successfully our operations.

Our success depends on our ability to expand, operate, and manage successfully our operations.  Our ability to expand successfully will depend upon a number of factors, including the following:

•	the continued development of our business;

•	the hiring, training, and retention of additional personnel;

•	the ability to enhance our operational, financial, and management systems;

•	the availability of adequate financing;

•	competitive factors;

•	general economic and business conditions; and

•	the ability to implement methods for revenue generation.

If we are unable to obtain additional capital, our business operations could be harmed.

The development and expansion of our business may require funds.  In the future, we may seek additional equity or debt financing to provide capital for our Company.  Such financing may not be available or may not be available on satisfactory terms.  If financing is not available on satisfactory terms, we may be unable to expand our operations.  While debt financing will enable us to expand our business more rapidly than we otherwise would be able to do, debt financing increases expenses and we must repay the debt regardless of our operating results.  Future equity financings could result in dilution to our stockholders.

The recent global financial crisis, which has included, among other things, significant reductions in available capital and liquidity from banks and other providers of credit, substantial reductions or fluctuations in equity and currency values worldwide, and concerns that the worldwide economy may enter into a prolonged recessionary period, may make it difficult for us to raise additional capital or obtain additional credit, when needed, on acceptable terms or at all.

Our inability to obtain adequate capital resources, whether in the form of equity or debt, to fund our business and growth strategies, may require us to delay, scale back, or eliminate some or all of our operations, which may adversely effect our financial results and ability to operate as a going concern.

You may suffer significant dilution if we raise additional capital.

If we raise additional capital, we expect it will be necessary for us to issue additional equity or convertible debt securities.  If we issue equity or convertible debt securities, the price at which we offer such securities may not bear any relationship to our value, the net tangible book value per share may decrease, the percentage ownership of our current stockholders would be diluted, and any equity securities we may issue in such offering or upon conversion of convertible debt securities issued in such offering, may have rights, preferences, or privileges with respect to liquidation, dividends, redemption, voting, and other matters that are senior to or more advantageous than our common stock.

If we obtain debt financing, we will face risks associated with financing our operations.

If we obtain debt financing, we will be subject to the normal risks associated with debt financing, including the risk that our cash flow will be insufficient to meet required payments of principal and interest and the risk that we will not be able to renew, repay, or refinance our debt when it matures or that the terms of any renewal or refinancing will not be as favorable as the existing terms of that debt.  If we enter into secured lending facilities and are unable to pay our obligations to our secured lenders, they could proceed against any or all of the collateral securing our indebtedness to them.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

In their report dated June 28, 2010, our independent auditors stated that our financial statements for the fiscal year ended May 31, 2010 were prepared assuming that we would continue as a going concern.  Our ability to continue as a going concern is an issue raised as a result of recurring losses from operations.  We continue to experience net operating losses.  Our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities.  Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

We have no employees and depend on our officers who would be difficult to replace, and our business will likely be harmed if we lose their services or cannot hire additional qualified personnel.

Our success depends substantially on the efforts and abilities of our officers.  We do not currently have any employees, and we do not currently have any employment agreements with or key person life insurance covering any of our officers.  The loss of services of one or more of our officers or the inability to add key personnel could have a material adverse effect on our business.  Competition for experienced personnel in our industry is substantial.  Our success depends in part on our ability to attract, hire, and retain qualified personnel.  In addition, if any of our officers join a competitor or form a competing company, we may lose some of our customers.

We depend on the recruitment and retention of qualified personnel, and our failure to attract and retain such personnel could seriously harm our business.

Due to the specialized nature of our business, our future performance is highly dependent upon the continued services of current and future key personnel and managers.  Our future business depends upon our ability to attract and retain qualified engineering, manufacturing, marketing, sales, and management personnel for our operations.  We may also have to compete with the other companies in our industry in the recruitment and retention of qualified managerial and technical employees.  Competition for personnel is intense and confidentiality and non-compete agreements may restrict our ability to hire individuals employed by other companies.  Therefore, we may not be successful in attracting or retaining qualified personnel.  Our failure to attract and retain qualified personnel could seriously harm our business, results of operations, and financial condition.  Furthermore, we may not be able to accurately forecast our needs for additional personnel, which could adversely affect our ability to grow.

The expected results from our previously disclosed potential merger with AbTech Industries may vary significantly from our expectations, and we can provide no assurance that such potential merger will be completed.

The expected results from our potential merger with AbTech Industries might vary materially from those anticipated and disclosed by us, and we can provide no assurance that such potential merger will be completed.  These expectations are inherently subject to uncertainties and contingencies.  These assumptions may be impacted by factors that are beyond our control, including the business of AbTech Industries, the U.S. economy, our ability to obtain financing to complete the merger with AbTech Industries, and AbTech Industries’ stockholders approval of the merger.  Any one of these factors may result in our failure to complete the potential merger and such failure to complete the potential merger may have significant adverse consequences on our ability to operate and survive as a viable entity.

The potential merger with AbTech Industries, if completed, could be difficult to integrate, disrupt business, dilute stockholder value, and harm operating results of the combined entity.

Our experience in acquiring businesses is limited.  The potential merger with AbTech Industries, if completed, involves numerous risks, including the following:

•	problems integrating the purchased operations, services, personnel, or technologies;

•	unanticipated costs associated with the acquisition;

•	diversion of management’s attention from the core businesses;

•	adverse effects on existing business relationships with suppliers and customers of purchased organizations;

•	potential loss of key employees and customers of purchased organizations; and

•	risk of impairment charges related to potential write-downs of acquired assets.

These factors and potential unforseeable costs may result in disruption to the business of the combined entity and any such disruption could have a significant negative impact on the combined entity’s assets, revenue, expenses, and stock price.

The effects of the recent global economic downturn may adversely impact our business, operating results, or financial condition.

The recent global economic downturn has caused disruptions and extreme volatility in global financial markets and increased rates of default and bankruptcy and has impacted levels of consumer and commercial spending.  We are unable to predict the duration or severity of the current global economic and financial crisis.  There can be no assurance that any actions we may take in response to further deterioration in economic and financial conditions will be sufficient.  A protracted continuation or worsening of the global economic downturn or disruptions in the financial markets could have a material adverse effect on our business, financial condition, or results of operations.

If we do not achieve broad market acceptance of our future clean technology products and services, we may not be successful.

Although our future clean technology products and services will serve existing needs, our delivery of these products and services is unique and subject to broad market acceptance.  As is typical of any new product or service, the demand for and market acceptance of these products and services are highly uncertain.  We cannot assure you that any of our products and services will be commercialized on a widespread basis.  The commercial acceptance of our products and services may be affected by a number of factors, including the willingness of municipalities and other commercial and industrial entities to use our clean technology products and services to control the quality of water and other fluids.  If the markets for our products and services fail to develop on a meaningful basis, if they develop more slowly than we anticipate, or if our products and services fail to achieve sufficient market acceptance, our business and future results of operations could be adversely affected.

Because our future clean technology products may be designed to provide a solution which competes with existing methods, we are likely to face resistance to change, which could impede our ability to commercialize this business.

Our future clean technology products may be designed to provide a solution to environmental challenges created by contaminated water and other fluids.  Currently, large and well capitalized companies provide services in these areas.  These competitors have strong relationships with their customers’ personnel, and there is a natural reluctance for businesses to change to new technologies, particularly in such industries as the oil and gas industries where our future products may be relevant.  This reluctance is increased when potential customers make significant capital investments in competing technologies.  Because of these obstacles, we may face substantial barriers to commercializing our business.

If we experience rapid growth and we are not able to manage this growth successfully, this inability to manage the growth could adversely affect our business, financial condition, and results of operations.

Rapid growth places a significant strain on our financial, operational, and managerial resources.  While we engage in strategic and operational planning to adequately manage anticipated growth, there can be no assurance that we will be able to implement and subsequently improve operations and financial systems successfully and in a timely manner to fully manage our growth.  There can be no assurance that we will be able to manage our growth and any inability to successfully manage growth could materially adversely affect our business, financial condition, and results of operation.

We have no experience in manufacturing or assembling products on a large scale basis, and if we do not develop adequate manufacturing and assembly processes and capabilities to do so in a timely manner, we may be unable to achieve our growth and profitability objectives.

We have no experience manufacturing or assembling products on a large scale.  We do not know whether our current or future manufacturing arrangements will be able to develop efficient, low-cost manufacturing capabilities and processes that will enable us to meet the quality, price, engineering, design and production standards, or production volumes required to successfully mass market such products.  Even if we are successful in developing manufacturing capabilities and processes, we do not know whether we will do so in time to meet our product commercialization schedule or to satisfy the requirements of our target market.  Our failure to develop these manufacturing processes and capabilities, if necessary, in a timely manner could prevent us from achieving our growth and profitability objectives.

If we fail to continue to develop or acquire new products, adapt to rapid and significant technological change, and respond to introductions of new products, we will not be competitive.

Our growth strategy includes significant investment in and expenditures for product development.  We intend to sell clean technology products, primarily in the water clean-up sector, which are characterized by rapid and significant technological changes, frequent new product and service introductions, and enhancements and evolving industry standards.  Without the timely introduction of new products, services, and enhancements, our products and services may become technologically obsolete over time, in which case our revenue and operating results would suffer.

In addition, our competitors may adapt more quickly to new technologies and changes in customers’ requirements than we can.  The products that we are currently developing, or those that we will develop in the future, may not be technologically feasible or accepted by the marketplace, and our products or technologies could become uncompetitive or obsolete.

The market for our products is highly competitive, and there can be no assurance that competitors will not emerge in the near to medium term with comparable products or technologies.

The markets for our products and services are expected to remain highly competitive.  While we believe our products are unique and have, or will have, adequate patent protection for the underlying technologies, or unique trade secrets, there can be no assurance that competitors will not emerge in the near to medium term with comparable products or technologies.  There are a number of large companies involved in the same businesses as us, but with larger more established sales and marketing organizations, technical staff, and financial resources.  We may establish marketing and distribution partnerships or alliances with some of these companies, but there can be no assurance that such alliances will be formed.

Our business may become substantially dependent on contracts that are awarded through competitive bidding processes.

We may sell a significant portion of our products pursuant to contracts that are subject to competitive bidding, including contracts with municipal authorities.  Competition for, and negotiation and award of, contracts present varied risks, including, but not limited to:

•	investment of substantial time and resources by management for the preparation of bids and proposals with no assurance that a contract will be awarded to us;

•
the requirement to certify as to compliance with numerous laws (for example, socio-economic, small business, and domestic preference) for which a false or incorrect certification can lead to civil and criminal penalties;

•	the need to estimate accurately the resources and cost structure required to service a contract; and

•
the expenses and delays that we might suffer if our competitors protest a contract awarded to us, including the potential that the contract may be terminated and a new bid competition may be conducted.

If we are unable to win contracts awarded through the competitive bidding process, we may not be able to operate in the market for products and services that are provided under those contracts for a number of years.  If we are unable to consistently win new contract awards over any extended period, or if we fail to anticipate all of the costs and resources that will be required to secure and perform such contract awards, our growth strategy and our business, financial condition, and results of operations could be materially and adversely affected.

We will sell products and services to companies in industries which tend to be extremely cyclical; downturns in those industries would adversely affect our results of operations.

The growth and profitability of our business will depend on sales to industries that are subject to cyclical downturns.  Slowdowns in these industries may adversely affect sales by our businesses, which in turn would adversely affect our revenues and results of operations.  In particular, our products may be sold to and used by the oil and gas industry, which historically has realized significant shifts in activity and spending due to fluctuations in commodity prices.  Our revenues may be dependent upon spending by oil and gas producers; therefore, a reduction in spending by producers may have a materially adverse effect on our business, financial conditions, and results of operations.

The industries in which we may sell our products are heavily regulated and costs associated with such regulation could reduce our profitability.

Federal, state, and local authorities extensively regulate the oil and gas industry, which is a primary industry in which we may sell our products and offer our services.  Legislation and regulations affecting the industry are under constant review for amendment or expansion.  State and local authorities regulate various aspects of oil and gas activities that ultimately affect how customers use our products and how we develop and market our products. The overall regulatory burden on the industry increases the cost of doing business, which, in turn, decreases profitability.

International sales are also subject to rules and regulations promulgated by regulatory bodies within foreign jurisdictions, and there can be no assurance that such foreign regulatory bodies will not adopt laws or regulatory requirements that could adversely affect our Company.

If chemical companies engage in predatory pricing, we may lose customers, which could materially and adversely affect us.

Municipalities and other commercial and industrial entities traditionally have used chemicals to control the quality of water and other fluids.  The chemical companies represent a significant competitive factor.  The chemical companies who supply chemicals to such municipalities and other commercial and industrial entities may, in order to maintain their business relationship, drastically reduce their price and seek to undercut the pricing at which we can realistically charge for our products and services.  While predatory pricing that is designed to drive us out of business may be illegal under the United States anti-trust and other laws, we may lose customers as a result of any future predatory pricing and be required to file lawsuits against any companies who engage in such improper tactics.  Any such litigation may be very expensive which will further impact us and affect their financial condition.  As a result, predatory pricing by chemical companies could materially and adversely affect us.

We are, or in the future may be, subject to substantial regulation related to quality standards applicable to our manufacturing and quality processes.  Our failure to comply with applicable quality standards could have an adverse effect on our business, financial condition, or results of operations.

The Environmental Protection Agency regulates the registration, manufacturing, and sales and marketing of products in our industry, and those of our distributors and partners, in the United States.  Significant government regulation also exists in overseas markets.  Compliance with applicable regulatory requirements is subject to continual review and is monitored through periodic inspections and other review and reporting mechanisms.

Failure by us or our partners to comply with current or future governmental regulations and quality assurance guidelines could lead to temporary manufacturing shutdowns, product recalls or related field actions, product shortages, or delays in product manufacturing.  Efficacy or safety concerns and/or manufacturing quality issues with respect to our products or those of our partners could lead to product recalls, fines, withdrawals, declining sales, and/or our failure to successfully commercialize new products or otherwise achieve revenue growth.

If a natural or man-made disaster strikes our or a third-party’s manufacturing facility that we may use, we may be unable to manufacture our products for a substantial amount of time and our sales and profitability will decline.

The manufacturing facility and manufacturing equipment we will use to produce our products will be costly to replace and could require substantial lead-time to repair or replace.  Our facility or a third-party’s facility that we use may be affected by natural or man-made disasters.  In the event they were affected by a disaster, we would be forced to set up alternative production capacity, or rely on third-party manufacturers to whom we would have to disclose our trade secrets.  Although we intend to possess insurance for damage to our property and the disruption of our business from casualties, such insurance may not be sufficient to cover all of our potential losses, may not continue to be available to us on acceptable terms, or at all, and may not address the marketing and goodwill consequences of our inability to provide products for an extended period of time.

We may decide to outsource manufacturing in the future.  Dependence on contract manufacturing and outsourcing other portions of our supply chain may adversely affect our ability to bring products to market and damage our reputation.

As part of our efforts to streamline operations and to cut costs in the future, we may decided to outsource aspects of our manufacturing processes and other functions.  If our contract manufacturers or other outsourcers fail to perform their obligations in a timely manner or at satisfactory quality levels, our ability to bring products to market and our reputation could suffer.  For example, during a market upturn, our contract manufacturers may be unable to meet our demand requirements, which may preclude us from fulfilling our customers’ orders on a timely basis.  The ability of these manufacturers to perform is largely outside of our control.  Additionally, outsourcing may take place in developing countries and, as a result, may be subject to geopolitical uncertainty.

The success of our businesses will depend on our ability to effectively develop and implement strategic business initiatives.

We are currently implementing various strategic business initiatives.  In connection with the development and implementation of these initiatives, we will incur additional expenses and capital expenditures to implement the initiatives.  The development and implementation of these initiatives also requires management to divert a portion of its time from day-to-day operations.  These expenses and diversions could have a significant impact on our operations and profitability, particularly if the initiatives prove to be unsuccessful.  Moreover, if we are unable to implement an initiative in a timely manner, or if those initiatives turn out to be ineffective or are executed improperly, our business and operating results would be adversely affected.

Failure to successfully reduce our current or future production costs may adversely affect our financial results.

A significant portion of our strategy will rely upon our ability to successfully rationalize and improve the efficiency of our operations.  In particular, our strategy relies on our ability to reduce our production costs in order to remain competitive.  If we are unable to continue to successfully implement cost reduction measures, especially in a time of a worldwide economic downturn, or if these efforts do not generate the level of cost savings that we expect going forward or result in higher than expected costs, there could be a material adverse effect on our business, financial condition, results of operations, or cash flows.

If we are unable to make necessary capital investments or respond to pricing pressures, our business may be harmed.

In order to remain competitive, we need to invest in research and development, manufacturing, customer service and support, and marketing.  From time to time, we may have to adjust the prices of our products and services to remain competitive.  We may not have available sufficient financial or other resources to continue to make investments necessary to maintain our competitive position.

Failure to obtain sufficient supply of component materials to conduct our business may have an adverse effect on our production and revenue targets.

Our component and materials’ suppliers may fail to meet our needs.  We intend to manufacture our products using materials and components procured from a limited number of third-party suppliers.  We do not currently have long-term supply contracts with our suppliers.  This generally serves to reduce our commitment risk, but does expose us to supply risk and to price increases that we may have to pass on to our customers.  In some cases, supply shortages and delays in delivery may result in curtailed production or delays in production, which can contribute to an increase in inventory levels and loss of profit.  We expect that shortages and delays in deliveries of some components will occur from time to time.  If we are unable to obtain sufficient components on a timely basis, we may experience manufacturing delays, which could harm our relationships with current or prospective customers and reduce our sales.  We may also not be able to obtain competitive pricing for some of our supplies compared to our competitors.  We also cannot assure that the component and materials from domestic suppliers will be of similar quality or quantity as those imported component and materials, which may lead to rejections of component and materials by our customers.  In the event the domestic component and materials do not perform as well as the imported component and materials or do not perform at all, our business, financial condition, and results of operations could be adversely affected.

We have limited product distribution experience and we expect to rely on third parties who may not successfully sell our products.

We have limited product distribution experience and currently rely and plan to rely primarily on product distribution arrangements with third parties.  We may also license our technology to certain third parties for commercialization of certain applications.  We expect to enter into distribution agreements and/or licensing agreements in the future, and we may not be able to enter into these agreements on terms that are favorable to us, if at all.  In addition, we may have limited or no control over the distribution activities of these third parties.  These third parties could sell competing products and may devote insufficient sales efforts to our products.  As a result, our future revenues from sales of our products, if any, will depend on the success of the efforts of these third parties.

We could face significant liabilities in connection with our technology, products, and business operations, which if incurred beyond any insurance limits, would adversely affect our business and financial condition.

We are subject to a variety of potential liabilities connected to our technology development and business operations, such as potential liabilities related to environmental risks.  As a business which manufactures and/or markets products for use by consumers and institutions, we may become liable for any damage caused by our products, whether used in the manner intended or not.  Any such claim of liability, whether meritorious or not, could be time-consuming and/or result in costly litigation.  Although we intend to obtain insurance against certain of these risks, no assurance can be given that such insurance will be adequate to cover related liabilities or will be available in the future or, if available, that premiums will be commercially justifiable.  If we were to incur any substantial liability and related damages were not covered by our insurance or exceeded policy limits, or if we were to incur such liability at a time when we are not able to obtain liability insurance, our business, financial conditions, and results of operations could be materially adversely affected.

Our failure to protect our intellectual property rights may undermine our competitive position, and litigation to protect our intellectual property rights or defend against third-party allegations of infringement may be costly.

Our success will depend in part on our ability to develop patentable products and obtain and enforce patent protection for our products in the United States and other countries.  We intend to file applications, as appropriate, for patents covering our products.  Patents may not be issued for any pending or future patent applications owned by or licensed to us, and the claims allowed under any issued patents may not be sufficiently broad to protect our technology.  Any issued patents owned by or licensed to us may be challenged, invalidated, or circumvented, and the rights under these patents may not provide us with competitive advantages.  In addition, competitors may design around our technology or develop competing technologies.  Intellectual property rights may also be unavailable or limited in some foreign countries, which could make it easier for competitors to capture increased market position.  We could incur substantial costs to defend suits brought against us or suits in which we may assert our patent rights against others.  An unfavorable outcome of any such litigation could materially adversely affect our business and results of operations.

We may also rely on trade secrets and proprietary know-how with which we seek to protect our products, in part by confidentiality agreements with our collaborators, employees, and consultants.  Nevertheless, these agreements afford only limited protection, and the actions we take to protect our intellectual property rights may not be adequate.  These agreements may be breached, and we may not have adequate remedies for any breach.  In addition, our trade secrets may otherwise become known or be independently developed by our competitors.  As a result, third parties may infringe or misappropriate our proprietary technologies or other intellectual property rights, which could have a material adverse effect on our business, financial condition, or operating results.

In addition, policing unauthorized use of proprietary technology can be difficult and expensive.  Litigation may be necessary to enforce our intellectual property rights, protect our trade secrets, or determine the validity and scope of the proprietary rights of others.  We cannot assure you that the outcome of any litigation will be in our favor.  Intellectual property litigation may be costly and may divert management attention, as well as expend our other resources away from our business.  An adverse determination in any such litigation will impair our intellectual property rights and may harm our business, prospects, and reputation.  In addition, we have no insurance coverage against litigation costs and would have to bear all costs arising from such litigation to the extent we are unable to recover them from other parties.  The occurrence of any of the foregoing could have a material adverse effect on our business, results of operations, and financial condition.

Operational and Structural Risks

We can provide no assurances as to our future financial performance or the investment result of a purchase of our common stock.

Any projected results of operations, including the potential merger with AbTech Industries, involve significant risks and uncertainty, should be considered speculative, and depend on various assumptions which may not be correct.  The future performance of our Company and the return on our common stock depends on a complex series of events that are beyond our control and that may or may not occur.  Actual results for any period may or may not approximate any assumptions that are made and may differ significantly from such assumptions.  We can provide no assurance or prediction as to our future profitability or to the ultimate success of an investment in our common stock.

The compensation we pay to our executive officers and employees will likely increase, which will affect our future profitability.

We believe that the compensation we have historically paid to our executive officers is within the lower quartile of compensation paid by companies similar to our Company.  If we complete the merger with AbTech Industries, we intend to increase the compensation payable to the combined entity’s executive officers and employees.  An increase in compensation and bonuses payable to our executive officers and employees could decrease our net income.

We are subject to new corporate governance and internal control reporting requirements, and our costs related to compliance with, or our failure to comply with existing and future requirements, could adversely affect our business.

We may face new corporate governance requirements under the Sarbanes-Oxley Act of 2002, as well as new rules and regulations subsequently adopted by the SEC and the Public Company Accounting Oversight Board.  These laws, rules, and regulations continue to evolve and may become increasingly stringent in the future.  We are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”).  We are a smaller reporting company as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (“Exchange Act”).  Section 404 requires us to include an internal control report with our Annual Report on Form 10-K.  The report must include management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year.  This report must also include disclosure of any material weaknesses in internal control over financial reporting that we have identified.  Failure to comply, or any adverse results from such evaluation, could result in a loss of investor confidence in our financial reports and have an adverse effect on the trading price of our securities.  We strive to continuously evaluate and improve our control structure to help ensure that we comply with Section 404.  The financial cost of compliance with these laws, rules, and regulations is expected to remain substantial.  We cannot assure you that we will be able to fully comply with these laws, rules, and regulations that address corporate governance, internal control reporting, and similar matters.  Failure to comply with these laws, rules, and regulations could materially adversely affect our reputation, financial condition, and the value of our securities.

As a public company, we will incur significant increased operating costs and our management will be required to devote substantial time to new compliance initiatives.

Our management has only limited experience operating the Company as a public company.  To operate effectively, we will be required to continue to implement changes in certain aspects of our business and develop, manage, and train management level and other employees to comply with on-going public company requirements.  Failure to take such actions, or delay in the implementation thereof, could have a material adverse effect on our business, financial condition, and results of operations.

The Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC, impose various requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices.  Our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives.  Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

Risks Related to our Common Stock

A limited public trading market exists for our common stock, which makes it more difficult for our stockholders to sell their common stock in the public markets.

Although our common stock is quoted on the OTCBB under the symbol “ABHD,” there is a limited public market for our common stock.  No assurance can be given that an active market will develop or that a stockholder will ever be able to liquidate its shares of common stock without considerable delay, if at all.  Many brokerage firms may not be willing to effect transactions in the securities.  Even if a purchaser finds a broker willing to effect a transaction in these securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price.  Furthermore, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance.  These market fluctuations, as well as general economic, political, and market conditions, such as recessions, interest rates, or international currency fluctuations may adversely affect the market price and liquidity of our common stock.

Our stock price may be volatile.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

•	limited “public float” in the hands of a small number of persons whose sales (or lack of sales) could result in positive or negative pricing pressure on the market price for our common stock;

•	actual or anticipated variations in our quarterly operating results;

•	changes in our earnings estimates;

•	our ability to obtain adequate working capital financing;

•	changes in market valuations of similar companies;

•	publication (or lack of publication) of research reports about us;

•	changes in applicable laws or regulations, court rulings, enforcement and legal actions;

•	loss of any strategic relationships;

•	additions or departures of key management personnel;

•	actions by our stockholders (including transactions in our shares);

•	speculation in the press or investment community;

•	increases in market interest rates, which may increase our cost of capital;

•	changes in our industry;

•	competitive pricing pressures;

•	our ability to execute our business plan; and

•	economic and other external factors.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies.  These market fluctuations may also materially and adversely affect the market price of our common stock.

Our common stock may be subject to the penny stock rules which may make it more difficult to sell our common stock.

The SEC has adopted regulations which generally define a “penny stock” to be any equity security that has a market price, as defined, less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions.  Our securities may be covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors, such as institutions with assets in excess of $5,000,000 or an individual with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with his or her spouse.  For transactions covered by this rule, the broker-dealers must make a special suitability determination for the purchase and receive the purchaser’s written agreement of the transaction prior to the sale.  Consequently, the rule may affect the ability of broker-dealers to sell our securities and also affect the ability of our stockholders to sell their shares in the secondary market.

FINRA sales practice requirements may also limit a shareholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer.  Prior to recommending speculative, low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives, and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative, low priced securities will not be suitable for at least some customers.  The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Our common shares are currently traded at low volume, and you may be unable to sell at or near ask prices or at all if you need to sell or liquidate a substantial number of shares at one time.

We cannot predict the extent to which an active public market for our common stock will develop or be sustained.  Our common shares are currently traded, but currently with low volume, based on quotations on the “Over-the-Counter Bulletin Board,” meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent.  This situation is attributable to a number of factors, including the fact that we are a small company which is still relatively unknown to stock analysts, stock brokers, institutional investors, and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable.  As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price.  We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that trading levels will be sustained.

Shareholders should be aware that, according to SEC Release No. 34-29093, the market for “penny stocks” has suffered in recent years from patterns of fraud and abuse.  Such patterns include: (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses.  Our management is aware of the abuses that have occurred historically in the penny stock market, and we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market.  The occurrence of these patterns or practices could increase the future volatility of our share price.

Our management and stockholders may lose control of the Company as a result of a merger or acquisition.

If we complete the merger with AbTech Industries, we will issue as consideration for the business opportunity to be acquired an amount of our authorized but unissued common stock that would, upon issuance, represent the great majority of the voting power and equity of the Company.  As a result, AbTech Industries’ stockholders and management would control the Company, and our current management will be replaced.  Such a merger would result in a greatly reduced percentage of ownership of the Company by its current stockholders.

We have historically not paid dividends and do not intend to pay dividends for the foreseeable future.

We have historically not paid dividends to our stockholders, and management does not anticipate paying any cash dividends on our common stock to our stockholders for the foreseeable future.  Any determination we make regarding dividends will be at the discretion of our Board of Directors and will depend on our results of operations, our financial condition, contractual restrictions, restrictions imposed by applicable law, and other factors our Board of Directors deem relevant.  Even if the funds are legally available for distribution, we may nevertheless decide not to pay any dividends.  We presently intend to retain future earnings, if any, for use in the operation and expansion of our business.

The elimination of monetary liability against our directors, officers, and employees under Nevada law and the existence of indemnification rights to our directors, officers, and employees may result in substantial expenditures by our Company and may discourage lawsuits against our directors, officers, and employees.

Our articles of incorporation contain a provision permitting us to eliminate the personal liability of our directors to our Company and shareholders for damages for breach of fiduciary duty as a director or officer to the extent provided by Nevada law.  We may also have contractual indemnification obligations under our employment agreements with our officers.  The foregoing indemnification obligations could result in our Company incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup.  These provisions and resultant costs may also discourage our Company from bringing a lawsuit against directors and officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our shareholders against our directors and officers even though such actions, if successful, might otherwise benefit our Company and shareholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

We currently maintain an administrative office located at 1223 Burrowhill Lane, Mississauga, Ontario, Canada, L5H 4M7.  Our telephone number is (905) 274-5231.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. RESERVED.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES.

Market Information

Since inception, there has been a limited trading market for our common stock.   Our common stock is listed on the OTCBB under the symbol “ABHD.”  Our common stock has been listed on the OTCBB since June 2010.  Prior to that time, there was no public market for our common stock.

Stockholders

As of May 31, 2010, we had approximately 49 holders of record of our common stock; two of these shareholders are officers and directors of our Company.

Dividends

We have never declared or paid cash dividends on our common stock, and we do not anticipate paying dividends in the foreseeable future.

Purchases of Equity Securities By the Issuer and Affiliated Purchases

There were no issuer purchases of our equity securities during the fiscal year ended May 31, 2010.

ITEM 6. SELECTED FINANCIAL INFORMATION.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND    RESULTS OF OPERATIONS.

Forward-Looking Statements and Factors That May Affect Results

You should read the following discussion and analysis in conjunction with our financial statements and related notes contained elsewhere in this report.  This discussion contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those set forth under Item 1A. Risk Factors.

Overview

Abtech Holdings, Inc. (“Abtech,” the “Company,” or “we”) was incorporated in the state of Nevada on February 13, 2007 under the name “Laural Resources, Inc.”  We were engaged in the business of acquiring and developing mineral properties.  Subsequent to our fiscal year ended May 31, 2010, we decided to change our business focus to clean technology products and services, specifically in the water clean-up sector. In furtherance of our business objectives, effective June 14, 2010, we merged with our wholly-owned subsidiary, Abtech Holdings, Inc., for the purpose of effecting our name change to “Abtech Holdings, Inc.”

Subsequent to our fiscal year ended May 31, 2010 and as we previously disclosed, we entered into a merger transaction with AbTech Industries, pursuant to the Merger Agreement, dated July 17, 2010, by and among us, Merger Sub, and AbTech Industries.  Subject to the satisfaction of the closing conditions set forth in the Merger Agreement and upon the closing of the transactions contemplated by the Merger Agreement, we will acquire all of the issued and outstanding capital stock of AbTech Industries in exchange for the stockholders of AbTech Industries acquiring a controlling ownership interest in our Company, AbTech Industries will become a wholly-owned subsidiary of us, and we will acquire the business and operations of AbTech Industries.

Abtech Industries is an environmental technologies firm dedicated to providing innovative solutions to communities and industry addressing issues of water pollutants and contamination.  Its products are based on polymer technologies capable of removing hydrocarbons, sediment, and other foreign elements from still (ponds, lakes, and marinas) or flowing water (curbside drains, pipe outflows, rivers, and oceans).

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations, including the discussion on liquidity and capital resources, are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, management re-evaluates its estimates and judgments.

The going concern basis of presentation assumes we will continue in operation throughout the next fiscal year and into the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business.  Certain conditions, discussed below, currently exist which raise substantial doubt upon the validity of this assumption.  The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

 The methods, estimates, interpretations, and judgments we use in applying our most critical accounting policies can have a significant impact on the results that we report in our consolidated financial statements.  The SEC considers an entity’s most critical accounting policies to be those policies that are both most important to the portrayal of the entity’s financial condition and results of operations and those that require the entity’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain when estimated.  We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Accounting Methods.  We recognize income and expenses based on the accrual method of accounting.

Basic and Diluted Net Income (loss) Per Share. Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding.   Diluted net income (loss) per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes anti-dilutive and then only the basic per share amounts are shown in the report.

Income Taxes.  We utilize the liability method of accounting for income taxes.  Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to be reversed.   An allowance against deferred tax assets is recorded, when it is more likely than not, that such tax benefits will not be realized.

Revenue Recognition.  We recognize revenue on the sale and delivery of a product or the completion of a service provided.

Advertising and Market Development.  We expense advertising and market development costs as incurred.

Financial Instruments.  The carrying amounts of financial instruments are considered by management to be their fair value due to their short term maturities.

Estimates and Assumptions. Management uses estimates and assumptions in preparing financial statements in accordance with general accepted accounting principles.  Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.   Actual results could vary from the estimates that were assumed in preparing these financial statements.

Statement of Cash Flows.  For the purposes of the statement of cash flows, we consider all highly liquid investments with a maturity of three months or less to be cash equivalents.

Recent Accounting Pronouncements.  We do not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

Results of Operations

Fiscal year ended May 31, 2010 compared with fiscal year ended May 31, 2009

Revenues.

Revenues for the years ended May 31, 2010 and May 31, 2009 were $0 (zero) and $0 (zero), respectively.

Net Income (Loss).

Our net loss was $29,546 for the year ended May 31, 2010, as compared to $32,655 for the year ended May 31, 2009.  The decrease in net loss is due to a decrease in the cost of acquisition, staking, and geological reports from $1,172 for the year ended May 31, 2009, as compared to $0 (zero) for the year ended May 31, 2010.

General and administrative expenses.

During the fiscal year ended May 31, 2010, we incurred total expenses of $29,546, as compared to $32,655 for the year ended May 31, 2009.  These expenses were related mainly to administration expenses incurred in relation to activities associated with maintaining a public listing, such as legal and accounting fees.

Liquidity and Capital Resources

As of May 31, 2010, we had cash of $0 (zero) and a working capital deficiency of $97,238.

For the period ended May 31, 2010, we used $21,841 in cash flows to fund operating activities, which reflects $7,705 of changes in accounts payable.  We received $17,027 in cash flows from financing activities, which reflects $17,027 in proceeds from a related-party loan.

We anticipate that our cash requirements will be significant in the near term due to our change in business focus and our potential merger with Abtech Industries.  We currently have no revenue from operations.  In order to meet our business objectives, we will need to raise additional funds through equity or convertible debt financing.  As part of our obligations under the Merger Agreement, we have to raise $3,000,000.  There can be no assurance that we will be successful in raising such funds or on terms satisfactory to us, and if unsuccessful, our plans for expanding operations and business activities may have to be curtailed, and our merger with Abtech Industries may be adversely affected.  Any attempt to raise funds, through debt or equity financing, would likely result in dilution to existing shareholders.

Off-Balance Sheet Transactions

The Company has no off-balance sheet transactions.

Contractual Obligations

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Reference is made to the financial statements, the report of our independent registered public accounting firm, and the notes thereto commencing at page F-1 of this report, which financial statements, report, and notes are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including Mandi Luis, our Chief Executive Officer, and Robert MacKay, our Chief Accounting Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of May 31, 2010 (the “Evaluation Date”).  Based on this evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that these disclosure controls and procedures were not effective as of the Evaluation Date due to material weaknesses in internal control over financial reporting as more fully discussed below.

Under Rule 13a-15(e) and 15d-15(e) of the Exchange Act and Item 307 of Regulation S-K, the SEC states that “disclosure controls and procedures” have the following characteristics:

•	designed to ensure disclosure of information that is required to be disclosed in the reports that Abtech files or submits under the Exchange Act;

•	recorded, processed, summarized, and reported with the time period required by the SEC’s rules and forms; and

•	accumulated and communicated to management to allow them to make timely decisions about the required disclosures.

Even though management’s assessment that our internal control over financial reporting was not effective and there are certain material weaknesses as more fully described below, management believes that our financial statements contained in our Annual Report on Form 10-K for the year ended May 31, 2010 fairly present our financial condition, results of operations, and cash flows in all material respects.

Material Weaknesses

Management assessed the effectiveness of our internal control over financial reporting as of the Evaluation Date and identified the following material weaknesses:

•
As of May 31, 2010, we did not have an audit committee which complies to the requirements of an audit committee since it did not have an independent “financial expert” on the committee.  Even though we have a Code of Ethics, we do not emphasize fraud and methods to avoid it.   Due to the small size of our Company, a whistleblower policy is not necessary.

•
Due to a significant number and magnitude of out-of-period adjustments identified during the year-end closing process, management has concluded that the controls over the period-end financial reporting process were not operating effectively.   A material weakness in the period-end financial reporting process could result in our Company not been able to meet its regulatory filing deadlines and, if not remedied, has the potential to cause a material misstatement or to miss a filing deadline in the future.  Management override of existing controls is possible given the small size of the organization and lack of personnel.

•
There is no system in place to review and monitor internal control over financial reporting.  This is due to our Company maintaining an insufficient complement of personnel to carry out ongoing monitoring responsibilities and ensure effective internal control over financial reporting.

Changes in Internal Control over Financial Reporting

We have had very limited operations and there were no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended May 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION.

There were no items requiring reporting on Form 8-K that were not reported on Form 8-K during the fourth quarter of the year covered by this Form 10-K.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth the names, positions, and ages of our current officers and directors as of May 31, 2010:

Name and Address	Position(s)	Age
Mandi Luis	Chief Executive Officer, President, and Director (1)	54

Robert MacKay	Chief Financial Officer, Chief Accounting Officer, Secretary, Treasurer, and Director (2)	48

(1)	Mandi Luis was appointed a director on February 23, 2007 and President and Chief Executive Officer on February 24, 2007.

(2)	Robert MacKay was appointed a director on February 24, 2007 and Chief Financial Officer, Chief Accounting Officer, Secretary, and Treasurer on February 24, 2007.

Our Board of Directors believes that its members encompass a range of talent, skill, and experience sufficient to provide sound and prudent guidance with respect to our operations and interests.  The information below with respect to our directors includes each director’s experience, qualifications, attributes, and skills that led our Board of Directions to the conclusion that he or she should serve as a director.

Mandy Luis has served as a Director and President and Chief Executive Officer of our Company since February 2007.  Ms. Luis worked for a major Canadian bank for over 27 years, staring out in mortgage lending and soon rising to branch and regional management positions, with her emphasis shifting to human resources, project management, and “workplace wellness” during her last decade with the bank.   During the past five years, Ms. Luis has operated a consulting firm that provides individual and group career consulting, including such services as career development, job search techniques and skills, interview preparation, resume building, and hosting/marketing of career development retreats and seminars.

Robert MacKay has served as a Director and Chief Financial Officer, Chief Accounting Officer, Secretary, and Treasurer of our Company since February 2007.  Since 1980, Mr. MacKay has been involved in community mental health advocacy, initially in New Brunswick and more recently in Ontario. For the past five years, Mr. MacKay has operated his own consulting company that specializes in the promotion, creation, and implementation of “workplace wellness” dealing with the creation and maintenance of healthy (physical and mental) working environments for private industry and government.

None of our officers and directors work full time for our Company.  Ms. Luis spends approximately 24 hours a month on administrative and accounting matters, and Mr. MacKay spends approximately 16 hours per month on corporate matters.  None of our directors is an officer or director of any other company with a class of securities registered pursuant to Section 12 of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940, as amended.

Significant Employees

As of May 31, 2010, we had no full-time employees, although each of our officers and directors devotes a portion of his and her time to the affairs of our Company.

Certain Relationships

There are no arrangements, understandings, or family relationships pursuant to which our executive officers or directors were selected.  There are no related party transactions between us and our executive officers or directors.

Nominations to the Board of Directors

Our directors take a critical role in guiding our strategic direction and oversee the management of the Company.  Board of Director candidates are considered based upon various criteria, such as their broad-based business and professional skills and experiences, a global business and social perspective, concern for the long-term interests of the stockholders, diversity, and personal integrity and judgment.  Accordingly, we seek to attract and retain highly qualified directors.

In carrying out its responsibilities, the Board of Directors will consider candidates suggested by stockholders.  If a stockholder wishes to formally place a candidate's name in nomination, however, he or she must do so in accordance with the provisions of the Company's Bylaws.

Committees of the Board of Directors

Audit Committee

The Charter of the Audit Committee of the Board of Directors sets forth the responsibilities of the Audit Committee.  The primary function of the Audit Committee is to oversee and monitor the Company’s accounting and reporting processes and the audits of the Company’s financial statements.

Our audit committee is comprised of Ms. Luis, our President and Chief Executive Officer and Chairman of the audit committee, and Mr. MacKay our Chief Financial Officer, Chief Accounting Officer, Secretary, and Treasurer, neither of whom are independent.  Neither Ms. Luis nor Mr. MacKay can be considered an “audit committee financial expert.”  The Company does not presently have, among its officers and directors, a person meeting these qualifications and given our financial conditions, small size, and limited operations and resources, does not anticipate in seeking an audit committee financial expert in the near future.  However Ms. Luis, Chairman of the Audit Committee, has engaged the services of an independent Chartered Accountant as a consultant to provide advice to the Audit Committee as and when the committee meets to review the Company’s financial statements.

Since our inception on February 13, 2007, our Board of Directors has conducted its business entirely by written consent resolutions and, as such, has not met.  Our Audit Committee has held one meeting.

Other Committees

Our Board of Directors has not established separately-designated standing nominating or compensation committees due to our financial conditions, small size, and limited operations and resources.

Code of Ethics

To ensure that potential conflicts of interest are avoided or declared, the Board of Directors adopted, on February 24, 2007, a Code of Business Conduct and Ethics.  Abtech’s Code of Business Conduct and Ethics embodies our commitment to such ethical principles and sets forth the responsibilities of Abtech and its officers and directors to its shareholders, employees, customers, lenders, and other stakeholders.  Abtech’s Code of Business Conduct and Ethics addresses general business ethical principles and other relevant issues.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock to file with the SEC initial reports of ownership and reports of changes in beneficial ownership of our common stock. Executive officers, directors, and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.

To our knowledge, based solely on review of the copies of such reports furnished to us for the year ended May 31, 2010, no Section 16(a) reports required to be filed by our executive officers, directors, and greater-than-10% stockholders were not filed on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION.

General Philosophy

Our Board of Directors is responsible for establishing and administering the Company’s executive and director compensation.

Executive Compensation

The Board of Directors has approved a management fee to Ms. Luis, our Chief Executive Officer, President, and Director, in the amount of $1,000 per month.  This monthly fee will pay Ms. Luis for time in performing administrative functions for us, including engaging consultants and developing our business plan.  This fee was determined by our Board of Directors by considering the amount of time Mrs. Luis will provide to the Company and also taking into consideration the financial condition of the Company.

Compensation Summary

The following table summarizes all compensation earned by or paid to our Chief Executive Officer (Principal Executive Officer) and other executive officers during the two fiscal years ended May 31, 2010 and 2009.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Mandi Luis Chief Executive Officer, President, and Director	2009	$12,000	$0	$0	$0	$0	$0	$0	$12,000
	2010	12,000	0	0	0	0	0	0	12,000

Robert MacKay Chief Financial Officer, Chief Accounting Officer, Secretary, Treasurer, and Director	2009	$0	$0	$0	$0	$0	$0	$0	$0
	2010	0	0	0	0	0	0	0	0

Compensation of Directors

We have no standard arrangement to compensate directors for their services in their capacity as directors.  Directors are not paid for meetings attended.   All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred.

Outstanding Equity Awards at Fiscal 2010 Year-End

None of our named executive officers had any outstanding equity awards as of the fiscal year ended May 31, 2010.

Option Exercises and Vested Stock in Fiscal 2010

None of our named executive officers exercised stock options or had any restricted stock during the fiscal year ended May 31, 2010.

Employment and Other Agreements

There are no employment agreements with any officers or directors other than the monetary payment to them as more fully described elsewhere in this Form 10-K.

Pension and Retirement Plans

We do not offer any annuity, pension, or retirement benefits to be paid to any of our officers, directors, or employees in the event of retirement. There are also no compensatory plans or arrangements with respect to any individual named above which results or will result from the resignation, retirement, or any other termination of employment with our company, or from a change in the control of our Company.

Risk Management Considerations

We believe that our compensation policies and practices for our employees, including our executive officers, do not create risks that are reasonably likely to have a material adverse effect on our Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of August 16, 2010, the total number of shares owned beneficially by each of our directors, officers, and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares.  The shareholder listed below has direct ownership of his/her shares and possesses sole voting and dispositive power with respect to the shares.

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

(2)
Under Rule 13d-3 of the Exchange Act, shares not outstanding but subject to options, warrants, rights, conversion privileges pursuant to which such shares may be acquired in the next 60 days are deemed to be outstanding for the purpose of computing the percentage of outstanding shares owned by the person having such rights, but are not deemed outstanding for the purpose of computing the percentage for such other persons.  None of our officers or directors has options, warrants, rights, or conversion privileges outstanding.

Changes in Control

Other than as disclosed elsewhere in this Form 10-K, there are no existing arrangements that may result in a change in control of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any equity compensation plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related-Party Transactions

During our fiscal year ended May 31, 2010 and the previous fiscal year, there were no transactions with related parties.

Review, Approval, or Ratification of Transactions

Although we have adopted a Code of Ethics, we still rely on our Board of Directors to review related party transactions on an ongoing basis to prevent conflicts of interest.  Our Board of Directors reviews a transaction in light of the affiliations of the director, officer, or employee and the affiliations of such person’s immediate family. Transactions are presented to our Board of Directors for approval before they are entered into or, if this is not possible, for ratification after the transaction has occurred.  If our Board of Directors finds that a conflict of interest exists, then it will determine the appropriate remedial action, if any.  Our Board of Directors approves or ratifies a transaction if it determines that the transaction is consistent with the best interests of the Company.

Director Independence

During fiscal 2010, we did not have any independent directors on our Board of Directors.  We evaluate independence by the standards for director independence established by applicable laws, rules, and listing standards, including, without limitation, the standards for independent directors established by the New York Stock Exchange, Inc., the NASDAQ National Market, and the SEC.

Subject to some exceptions, these standards generally provide that a director will not be independent if (a) the director is, or in the past three years has been, an employee of ours; (b) a member of the director’s immediate family is, or in the past three years has been, an executive officer of ours; (c) the director or a member of the director’s immediate family has received more than $120,000 per year in direct compensation from us other than for service as a director (or for a family member, as a non-executive employee); (d) the director or a member of the director’s immediate family is, or in the past three years has been, employed in a professional capacity by our independent public accountants, or has worked for such firm in any capacity on our audit; (e) the director or a member of the director’s immediate family is, or in the past three years has been, employed as an executive officer of a company where one of our executive officers serves on the compensation committee; or (f) the director or a member of the director’s immediate family is an executive officer of a company that makes payments to, or receives payments from, us in an amount which, in any twelve-month period during the past three years, exceeds the greater of $1,000,000 or two percent of that other company’s consolidated gross revenues.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table shows the fees paid or accrued by us for the audit and other services provided by Madsen & Associates for the fiscal periods shown:

	May 31, 2010	May 31, 2009
Audit Fees	$5,000	$5,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$5,000	$5,000

Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by the above auditors in connection with statutory and regulatory fillings or engagements

At the present time, there are not sufficient directors, officers, and employees involved with our Company to make any pre-approval policies meaningful. The full Board of Directors pre-approves all audit and non-audit services to be performed by the independent registered public accounting firm in accordance with the rules and regulations promulgated under the Exchange Act.  The Board of Directors pre-approved 100% of the audit, audit-related, and tax services performed by the independent registered public accounting firm for the fiscal years ended May 31, 2010 and May 31, 2009.  The percentage of hours expended on the principal accountant's engagement to audit the Company's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES.

(a)           Financial Statements and Financial Statement Schedules

(1)	Financial Statements are listed in the Index to Financial Statements on page F-1 of this report.

(b)           Exhibits

2.1
Agreement and Plan of Merger, dated July 17, 2010, by and among the Registrant, Abtech Merger Sub, Inc., and AbTech Industries, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the SEC on July 22, 2010

3.1	Certificate of Incorporation (incorporated by reference to the Registrant’s Registration Statement on Form SB-2 filed on July 27, 2007, Registration No. 333-144923)

3.2	Articles of Incorporation (incorporated by reference to the Registrant’s Registration Statement on Form SB-2 filed on July 27, 2007, Registration No. 333-144923)

3.3	Bylaws (incorporated by reference to the Registrant’s Registration Statement on Form SB-2 filed on July 27, 2007, Registration No. 333-144923)

4	Stock Specimen (incorporated by reference to the Registrant’s Registration Statement on Form SB-2 filed on July 27, 2007, Registration No. 333-144923)

10.1	Transfer Agent and Registrar Agreement (incorporated by reference to the Registrant’s Registration Statement on Form SB-2 filed on July 27, 2007, Registration No. 333-144923)

14	Code of Business Conduct and Ethics (incorporated by reference to the Registrant’s Registration Statement on Form SB-2 filed on July 27, 2007, Registration No. 333-144923)

21	List of Subsidiaries

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABTECH HOLDINGS, INC.

Date: August 16, 2010	By:	/s/ Mandi Luis
Mandi Luis
Chief Executive Officer,
President, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 16, 2010	By:	/s/ Mandi Luis
Mandi Luis
Chief Executive Officer,
President, and Director

Date: August 16, 2010	By:	/s/ Robert MacKay
Robert MacKay
Chief Accounting Officer, Chief Financial Officer,
Treasurer, Secretary, and Director

ABTECH HOLDINGS, INC.
(formerly Laural Resources, Inc.)
(Development Stage Company)

INDEX TO FINANCIAL STATEMENTS

May 31, 2010

MADSEN & ASSOCIATES CPA’s INC.	684 East Vine Street, #3
Certified Public Accountants and Business Consultants	Murray, Utah, 84107
Telephone 801-268-2632
Fax 801-262-3978

Board of Directors
Abtech Holdings, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Abtech Holdings, Inc. (formerly Laural Resources, Inc.) (Development stage company) at May 31, 2010 and 2009, and the related statement of operations, changes in stockholders’ deficiency, and cash flows for the years ended May 31, 2010 and 2009 and for period from February 13, 2007 (date of inception) to May 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Abtech Holdings, Inc. at May 31, 2010 and 2009, and the results of operations and cash flows for years ended May 31, 2010 and 2009 and for the period from February 13, 2007 (date of inception) to May 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company will need additional working capital for its planned activities and to service its debt, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in the notes to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MADSEN & ASSOCIATES, CPA’s INC
Murray, Utah	MADSEN & ASSOCIATES, CPA’s INC.
June 28, 2010

ABTECH HOLDINGS, INC.
(formerly Laural Resources, Inc.)
(Development Stage Company)

BALANCE SHEET

	May 31, 2010	May 31, 2009

ASSETS

CURRENT ASSETS

Cash	$-	$4,814

Total Current Assets	$-	$4,814

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$27,065	$19,360
Accounts payable – related parties	70,173	53,146

Total Current Liabilities	$97,238	$72,506

STOCKHOLDERS’ DEFICIENCY

Common stock
300,000,000 shares authorized, at $0.001 par value;
51,000,000 shares issued and outstanding	51,000	51,000
Capital in excess of par value	(9,250)	(9,250)
Deficit accumulated during the pre-exploration stage	(138,988)	(109,442)

Total Stockholders’ Deficiency	(97,238)	(67,692)

	$-	$4,814

The accompanying notes are an integral part of these financial statements.

ABTECH HOLDINGS, INC.
(formerly Laural Resources, Inc.)
(Development Stage Company)

STATEMENT OF OPERATIONS

For the years ended May 31, 2010 and 2009 and for the period from February 13, 2007 (date of inception) to May 31, 2010:

	For the year ended May 31, 2010	For the year ended May 31, 2009	From February 13, 2007 (date of inception) to May 31, 2010
REVENUE	$-	$-	$-

EXPENSES

Acquisition, staking and geological report	-	1,172	9,344
Administrative	29,546	31,483	129,644

NET LOSS FROM OPERATIONS	$(29,546)	$(32,655)	$(138,988)

NET LOSS PER COMMON SHARE

Basic and diluted	$(0.00)	$(0.00)

AVERAGE OUTSTANDING SHARES

Basic	51,000,000	51,000,000

The accompanying notes are an integral part of these financial statements.

ABTECH HOLDINGS, INC.
(formerly Laural Resources, Inc.)
 (Development Stage Company)

STATEMENT OF STOCKHOLDERS’ DEFICIENCY

February 13, 2007 (date of inception) to May 31, 2010

	Common Shares	Stock Amount	Capital in Excess of Par Value	Accumulated Deficit
Balance February 13, 2007	-	$-	$-	$-

Issuance of common shares for cash at $.001 – April 10, 2007	35,000,000	35,000	(33,250)	-

Issuance of common shares for cash at $.05 – May 31, 2007	16,000,000	16,000	24,000

Net operating loss for the period February 13, 2007 (date of Inception) to May 31, 2007	-	-	-	(17,524)

Net operating loss for the year ended May 31, 2008	-	-	-	(59,263)

Balance as at May 31, 2008	51,000,000	51,000	(9,250)	(76,787)
Net operating loss for the year ended May 31, 2009	-	-	-	(32,655)
Balance as at May 31, 2009	51,000,000	51,000	(9,250)	(109,442)
Net operating loss for the year ended May 31, 2010	-	-	-	(29,546)
Balance as at May 31, 2010	51,000,000	$51,000	$(9,250)	$(138,988)

The accompanying notes are an integral part of these financial statements.

ABTECH HOLDINGS, INC.
(formerly Laural Resources, Inc.)
(Development Stage Company)

STATEMENT OF CASH FLOWS

For the years ended May 31, 2010 and 2009 and for the period from February 13, 2007 (date of inception) to May 31, 2010:

	For the year ended May 31, 2010	For the year ended May 31, 2009	From February 13, 2007 (date of inception) to May 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(29,546)	$(32,655)	$(138,988)

Adjustments to reconcile net loss to net cash provided by operating activities:

Changes in accounts payable	7,705	7,799	27,065

Net Cash Provided (Used) in Operations	(21,841)	(24,856)	(111,923)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from loan from related party	17,027	16,947	70,173
Proceeds from issuance of common stock	-	-	41,750
	17,027	16,947	111,923

Net Increase (Decrease) in Cash	(4,814)	(7,909)	-

Cash at Beginning of Period	4,814	12,723	-

CASH AT END OF PERIOD	$-	$4,814	$-

The accompanying notes are an integral part of these financial statements.

ABTECH HOLDINGS, INC.
(formerly Laural Resources, Inc.)
(Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
May 31, 2010

1.           ORGANIZATION

The Company, Abtech Holdings Inc. (formerly Laural Resources Inc.), was incorporated under the laws of the State of Nevada on February 13, 2007, with authorized capital stock of 300,000,000 shares at $0.001 par value.

The Company was organized for the purpose of acquiring and developing mineral properties.  The Company has decided to abandon the Waibau Gold Claim located in the Republic of Fiji without any further work being performed on the Waibau Gold Claim since the Company is to become an environmental technological firm dedicated to providing innovative solutions to communities and industry by addressing issues of water pollutants and contamination.

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Basic and Diluted Net Income (loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding.  Diluted net income (loss) per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes anti-dilutive and then only the basic per share amounts are shown in the report.

Income Taxes

The Company utilizes the liability method of accounting for income taxes.  Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to be reversed.   An allowance against deferred tax assets is recorded, when it is more likely than not, that such tax benefits will not be realized.

On May 31, 2010, the Company had a net operating loss carry forward of $138,988 for income tax purposes.  The tax benefit of approximately $41,700 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years.  Losses will expire on 2030.

ABTECH HOLDINGS, INC.
(formerly Laural Resources, Inc.)
(Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
May 31, 2010

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Foreign Currency Translations

Part of the transactions of the Company were completed in Canadian dollars and have been translated to US dollars as incurred, at the exchange rate in effect at the time and, therefore, no gain or loss from the translation is recognized.  The functional currency is considered to be US dollars.

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

3.           ACQUISITION OF MINERAL CLAIM

On March 1, 2007, the Company acquired the Waibau Gold Claim located in the Republic of Fiji from Siti Ventures Inc., an unrelated company, for the consideration of $5,000.  The Company has decided to abandon the Waibau Gold Claim, which will result in it having no interest in the minerals on the Waibau Gold Claim and no future commitments.

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

Officers-directors and their families have acquired 69% of the common stock issued and have made no interest, demand loans to the Company of $70,173.

ABTECH HOLDINGS, INC.
(formerly Laural Resources, Inc.)
(Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
May 31, 2010

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTY - Continued

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

On February 12, 2008, the directors of the Company approved a resolution to forward split the common shares of the Company on the basis of the issuance of 20 new shares for one existing share of common stock presently held (the “Forward Split”).  As a result of the Forward Split, every one outstanding share of common stock was increased to 20 shares of common stock.  As of May 31, 2010, there were 51,000,000 post split common shares issued and outstanding.  The 51,000,000 post split common shares are shown as split from the date of inception.

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

7.           SUBSEQUENT EVENTS

Letter of Intent

On June 10, 2010, Laural Resources, Inc. (the “Company”) entered into a Letter of Intent (the “LOI”) with Abtech Industries, Inc., a Delaware corporation (“Abtech”).  Abtech is an environmental technologies firm dedicated to providing innovative solutions to communities and industry addressing issues of water pollutants and contamination, and its products are based on polymer technologies capable of removing hydrocarbons, sediment, and other foreign elements from still (ponds, lakes, and marinas) or flowing water (curbside drains, pipe outflows, rivers, and oceans).

Under this LOI, the Company agreed to acquire all of the issued and outstanding capital stock of Abtech (through a reverse merger of Abtech into a subsidiary of the Company or other mutually acceptable mechanism (the “Merger”)) in exchange for the issuance to Abtech shareholders of 46,000,000 shares of common stock of the Company.  Upon closing of the Merger,  Abtech will become a wholly-owned subsidiary of the Company and Abtech shareholders shall own 78% of the outstanding shares of the Company on a post-closing basis.

The closing of the Merger shall occur on or before ninety (90) days from the date on which Abtech completes the audit of its financial statements as required to be filed by the Company upon the Closing in accordance with the Securities Exchange Act of 1934, as amended, and Abtech receiving no less than an aggregate of $3,000,000 in advances from the Company, as more fully described below.

ABTECH HOLDINGS, INC.
(formerly Laural Resources, Inc.)
(Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
May 31, 2010

7.           SUBSEQUENT EVENTS - Continued

Upon closing of the Merger, the Board of Directors of the Company shall be comprised of nine (9) directors.  On or prior to the closing, the Board of Directors of the Company shall appoint nine (9) directors of Abtech onto the Board of Directors of the Company, and at closing, the management of Abtech shall be appointed as the management of the Company.

The Company has advanced an aggregate of $300,000 to Abtech as of June 10, 2010.  Upon execution of this LOI, the Company advanced an additional $145,000 to Abtech.

The Company agrees that it will advance an aggregate of $3,000,000 in cash to Abtech, which shall include the amounts advanced as noted above, and additional amounts in accordance with the following schedule: (a) $200,000 per month each month after the execution of this LOI until the Closing Date, with the first such $200,000 payment to be made within five (5) days after the execution of this LOI and subsequent monthly payments to be made on the same day of each month thereafter (or the next business day if such day falls on a weekend or holiday); and (b) the remainder upon the Closing Date; provided, however, if a definitive agreement has not been entered into between the Company and Abtech within twenty-eight (28) days from the date of the LOI, the Company’s obligations to advance any additional funds shall immediately terminate.  If, at any time prior to the execution of the definitive agreement, either party, for whatever reason, provides written notice to the other party that it does not intend to proceed with the Closing of the transaction, any funds advanced to Abtech hereunder shall, at Abtech’s sole discretion be either a) repaid to the Company, b) converted into an investment in the Senior Convertible Promissory Notes currently offered to investors by Abtech, or c) upon supermajority approval of Abtech’s Board of Directors, converted into a common stock equity investment in Abtech at Abtech’s current common stock price of $3.75 per share.  Abtech agrees to prepare all the necessary paperwork in connection with the repayment or conversion of the advanced funds in accordance with a), b), or c) above and to issue the appropriate repayment, notes or shares of its common stock to the Company, no later than 60 days from the date of the termination of the LOI.  The repayment or conversion options described in a), b), and c) above shall be accepted by the Company in lieu of any and all claims, remedies or other recourse of any kind for the return of such advanced funds.

Neither party shall have any liability whatsoever to the other with respect to the non-binding provisions hereof or the failure to conclude the transactions described in such non-binding provisions for any reason whatsoever, including Abtech’s failure to obtain approval for such transactions from its Board of Directors.

Change of Name

Effective June 14, 2010, the Company amended its Articles of Incorporation to change its name from “Laural Resources, Inc.” to “Abtech Holdings, Inc.”

Other subsequent events

The Company has evaluated subsequent events from the balance sheet date through the date of the filing of the auditors report and has found no material subsequent events to report.