Form 10-Q
period 2010-08-31
Abtech Holdings, Inc.
filed 2010-10-20
CIK 1405858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

ABTECH HOLDINGS, INC.

(Name of registrant as specified in its charter)

Nevada	14-1994102
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

1223 Burrowhill Lane Mississauga, Ontario, Canada	L5H 4M7
(Address of Principal Executive Offices)	(Zip Code)

(905) 274-5231

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☒	NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required o submit and post such files).
YES ☐	NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer (Do not check if smaller reporting company)	☒	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☒	NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 20, 2010
Common stock, $.001 par value	51,885,700

ABTECH HOLDINGS, INC.
FORM 10-Q

August 31, 2010

INDEX
PAGE
PART I—FINANCIAL INFORMATION	3

Item 1. Financial Statements	3

Condensed Balance Sheets as of August 31, 2010 (Unaudited) and May 31, 2010 (Audited)	3

Condensed Statements of Operations for the three-month periods ended August 31, 2010 and 2009 and for the period from June 1, 2010 (inception) to August 31, 2010 (Unaudited)	4

Condensed Statements of Cash Flows for the three-month periods ended August 31, 2010 and 2009 and for the period from June 1, 2010 (inception) to August 31, 2010 (Unaudited)	5

Notes to Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures About Market Risk	13

Item 4. Controls and Procedures	13

PART II—OTHER INFORMATION	15

Item 1. Legal Proceedings	15

Item 1A. Risk Factors	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3. Defaults Upon Senior Securities	15

Item 4. Reserved	15

Item 5. Other Information	15

Item 6. Exhibits	15

Signature Page	16

Certifications
Exhibit 31.1
Exhibit 31.2
Exhibit 32

FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report.  Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms or the negative of such terms.  Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements.  Such statements address future events and conditions concerning, among others, capital expenditures, earnings, litigation, regulatory matters, liquidity and capital resources, and accounting matters.  Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we operate, results of litigation, and other circumstances affecting anticipated revenues and costs, and the risk factors set forth under the heading “Risk Factors” in our Annual report on Form 10-K for the fiscal year ended May 31, 2010, filed on August 16, 2010.

As used in this Form 10-Q, “we,” “us,” and “our” refer to Abtech Holdings, Inc., which is also sometimes referred to as the “Company.”

YOU SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD LOOKING STATEMENTS

The forward-looking statements made in this report on Form 10-Q relate only to events or information as of the date on which the statements are made in this report on Form 10-Q.  Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, after the date on which the statements are made or to reflect the occurrence of unanticipated events.  You should read this report and the documents that we reference in this report, including documents referenced by incorporation, completely and with the understanding that our actual future results may be materially different from what we expect or hope.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

ABTECH HOLDINGS, INC.
 (Development Stage Company)

BALANCE SHEETS

	August 31, 2010 (Unaudited)	May 31, 2010 (Audited)

ASSETS

CURRENT ASSETS

Cash	$-	$-

Total Current Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$110,802	$27,065
Accounts payable – related parties	70,173	70,173

Total Current Liabilities	$180,975	$97,238

STOCKHOLDERS’ DEFICIENCY

Common stock
300,000,000 shares authorized, at $0.001 par value; 51,000,000 shares issued and outstanding	51,000	51,000
Capital in excess of par value	(9,250)	(9,250)
Deficit accumulated during the pre-exploration stage	(138,988)	(138,988)
Deficit accumulated during the development stage	(83,737)	-

Total Stockholders’ Deficiency	(180,975)	(97,238)

	$-	$-

The accompanying notes are an integral part of these financial statements.

ABTECH HOLDINGS, INC.
(Development Stage Company)

STATEMENTS OF OPERATIONS

	For the three months ended August 31, 2010	For the three months ended August 31, 2009	From June 1, 2010 (Inception of Development Stage) to August 31, 2010
REVENUE	$-	$-	$-

EXPENSES

Accounting and audit	2,500	-	2,500
Filing fees	2,186	-	2,186
Investor relations	3,230		3,230
Legal	54,789	-	54,789
Marketing	20,343		20,343
Office	74	-	74
Transfer agent fees	615	-	615
	83,737	-	83,737

NET LOSS FROM CONTINUING OPERATIONS	$(83,737)	$-	$(83,737)
DISCONTINUED OPERATIONS	-	(6,439)	-
NET LOSS	(83,737)	(6,439)	(83,737)

NET LOSS PER SHARE FROM CONTINUING OPERATIONS
Basic and diluted	$(0.00)	$(0.00)

NET LOSS PER SHARE FROM DISCONTINUED OPERATIONS
Basic and diluted	$(0.00)	$(0.00)

WEIGHTED OUTSTANDING SHARES

Basic	51,000,000	51,000,000

The accompanying notes are an integral part of these financial statements.

ABTECH HOLDINGS, INC.
 (Development Stage Company)

STATEMENTS OF CASH FLOWS

For the three months ended August 31, 2010 and 2009 and for the period from June 1, 2010 (date of inception of development stage) to August 31, 2010:

	For the three months ended August 31, 2010	For the three months ended August 31, 2009	From June 1, 2010 (Inception of Development Stage) to August 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(83,737)	$(6,439)	$(83,737)

Adjustments to reconcile net loss to net cash provided by operating activities:

Changes in operating assets and liabilities:
Changes in accounts payable	83,737	-	83,737
Changes in accounts payable from discontinued operations	-	(478)	-
Net Cash Provided (Used) in Operations	-	(6,917)	-

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from loan from related party related to discontinued operations	-	2,993	-
	-	2,993	-

Net Increase (Decrease) in Cash	-	(3,924)	-

Cash at Beginning of Period	-	4,814	-

CASH AT END OF PERIOD	$-	$890	$-

The accompanying notes are an integral part of these financial statements.

ABTECH HOLDINGS, INC.
 (Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
August 31, 2010

1.	ORGANIZATION

The Company, Abtech Holdings, Inc. (formerly Laural Resources, Inc.), was incorporated under the laws of the State of Nevada on February 13, 2007, with authorized capital stock of 300,000,000 shares at $0.001 par value.

The Company was organized for the purpose of acquiring and developing mineral properties.  As of June 1, 2010, the Company has decided to abandon the Waibau Gold Claim located in the Republic of Fiji without any further work being performed on the Waibau Gold Claim since the Company is to become an environmental technological firm dedicated to providing innovative solutions to communities and industry by addressing issues of water pollutants and contamination.  In furtherance of the Company’s business objectives, effective June 14, 2010, the Company merged with its wholly-owned subsidiary, Abtech Holdings, Inc., and amended its Articles of Incorporation for the purpose of effecting its name change to “Abtech Holdings, Inc.”  Accordingly, the Company is no longer a pre-exploration stage company but is now considered a development stage company.

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

On August 31, 2010, the Company had a net operating loss carry forward of $222,725 for income tax purposes.  The tax benefit of approximately $66,800 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years.  Losses will expire on 2030.

ABTECH HOLDINGS, INC.
 (Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
August 31, 2010

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

Officers-directors and their families have acquired 69% of the common stock issued and have made advances to the Company of $70,173.

ABTECH HOLDINGS, INC.
 (Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
August 31, 2010

5.	DISCONTINUED OPERATIONS

Subsequent to the fiscal year ended May 31, 2010, the Company changed its focus from exploration of mineral properties  to clean technology products and services, specifically in the water clean-up sector.  The Company had the following losses from discontinued operations.

Discontinued Operations

	Three months ended August 31, 2010	Three months ended August 31,2009
Accounting and audit	$-	$2,022
Bank charges	-	24
Management fees	-	3,000
Office	-	341
Rent	-	900
Transfer agent’s fees	-	152

Discontinued operations	$-	$6,439

6.	CAPITAL STOCK

On April 10, 2007, Company completed a private placement consisting of 35,000,000 post split common shares sold to directors and officers for a total consideration of $1,750.  On August 31, 2007, the Company completed a private placement of 16,000,000 post split common shares for a total consideration of $40,000.

On February 12, 2008, the directors of the Company approved a resolution to forward split the common shares of the Company on the basis of the issuance of 20 new shares for one existing share of common stock presently held (the “Forward Split”).  As a result of the Forward Split, every one outstanding share of common stock was increased to 20 shares of common stock.  As of August 31, 2010, there were 51,000,000 post split common shares issued and outstanding.  The 51,000,000 post split common shares are shown as split from the date of inception.

7.	GOING CONCERN

The Company will need additional working capital to service its debt and to develop clean technology products and services, which raises substantial doubt about its ability to continue as a going concern.   Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding, and long term financing, which will enable the Company to operate for the coming year.

ABTECH HOLDINGS, INC.
 (Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
August 31, 2010

8.	SUBSEQUENT EVENTS

Agreement and Plan of Merger

As previously disclosed, on July 17, 2010, the Company entered into a merger transaction (the “Merger”) with AbTech Industries, Inc., a Delaware corporation (“AbTech”), pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Abtech Merger Sub, Inc., a Nevada corporation and wholly-owned subsidiary of the Company (“Merger Sub”), and AbTech.

On September 17, 2010, the Company entered into Amendment No. 1 to the Merger Agreement (the “Amendment”) with Merger Sub and AbTech.  Pursuant to the Merger Agreement, the Company agreed that each issued and outstanding share of AbTech’s common stock, immediately prior to the effective time of the merger transaction, including any shares issued upon the conversion of AbTech’s preferred stock, but excluding (i) shares held by AbTech, and (ii) shares held by the Company and Merger Sub, if any, and (iii) dissenting shares, if any, will be converted automatically into 5.259 shares of common stock of the Company.  Pursuant to the Amendment, the Company has agreed that the conversion ratio will be 5.3 instead of 5.259.  Additionally, pursuant to the Merger Agreement, the Company agreed that immediately prior to the closing of the merger transaction, the authorized capital stock of Merger Sub will consist of 1,000 shares of Merger Sub common stock, $0.001 par value, of which no more than 100 shares of Merger Sub common stock will be issued and outstanding.  Pursuant to the Amendment, the Company has agreed that the authorized capital stock of Merger Sub will instead consist of 12,000,000 shares of Merger Sub common stock, $0.001 par value, of which no more than 6,724,558 shares of Merger Sub common stock will be issued and outstanding.

The closing of the Merger shall occur at the date and time on or before thirty (30) days which the conditions to the closing of the Merger, as set forth in Article 9 of the Merger Agreement, shall have been satisfied or waived by the appropriate party or at such time as the parties hereto agree, including, but not limited to, AbTech receiving no less than an aggregate of $3,000,000 in advances from the Company, which shall include the amounts previously advanced and the remainder upon the closing date of the Merger.

Upon closing of the Merger, the Board of Directors of the Company shall be comprised of seven (7) directors.  On or prior to the closing, the Board of Directors of the Company shall appoint seven (7) directors of Abtech onto the Board of Directors of the Company, and at closing, the management of AbTech shall be appointed as the management of the Company.

On September 22, 2010, the Company advanced $885,700 to AbTech.

Private Placement

On September 22, 2010, the Company approved the issuance of 885,700 shares at a price of $1.00 per share.

Other Subsequent Events

Subsequent events have been evaluated though October, 20, 2010, which is the date the financial statements were issued.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our financial statements and notes thereto included elsewhere in this quarterly report.  Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments.  Forward-looking statements are based upon estimates, forecasts, and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change.  These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf.  We disclaim any obligation to update forward-looking statements.

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

As previously disclosed, we entered into a merger transaction with AbTech Industries, pursuant to an Agreement and Plan of Merger, dated July 17, 2010, by and among us, Merger Sub, and AbTech Industries (the “Merger Agreement”).  Subject to the satisfaction of the closing conditions set forth in the Merger Agreement and upon the closing of the transactions contemplated by the Merger Agreement, we will acquire all of the issued and outstanding capital stock of AbTech Industries in exchange for the stockholders of AbTech Industries acquiring a controlling ownership interest in our Company, AbTech Industries will become a wholly-owned subsidiary of us, and we will acquire the business and operations of AbTech Industries.

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

In connection with the merger transaction, on September 22, 2010, we completed a private placement and issued 885,700 shares of common stock of the Company at a price of $1.00 per share for gross proceeds of $885,700. In accordance with the Merger Agreement, we advanced the gross proceeds of $885,700 to AbTech.

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

Critical Accounting Policies (cont’d)

The methods, estimates, interpretations, and judgments we use in applying our most critical accounting policies can have a significant impact on the results that we report in our consolidated financial statements.  The Securities and Exchange Commission (the “SEC”) considers an entity’s most critical accounting policies to be those policies that are both most important to the portrayal of the entity’s financial condition and results of operations and those that require the entity’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain when estimated.  We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Results of Operations

The following discussion of the financial condition, results of operations, cash flows and changes in our financial position should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended May 31, 2010 included in our Annual Report on Form 10-K filed with the SEC on August 16, 2010.

Three-month period ended August 31, 2010 compared with the three-month period ended August 31, 2009

Revenues.

Revenues for the three-month periods ended August 31, 2010 and August 31, 2009 were $0 (zero) and $0 (zero), respectively.

Comparison of three months ended August 31, 2010 and August 31, 2009

Results of Operations, Three Months Ended	August 31, 2010	August 31, 2009

Accounting and audit	$2,500	$-
Filing fees	2,186	-
Investors’ relations	3,230	-
Legal	54,789	-
Marketing	20,343	-
Office	74
Transfer agent fees	615	-
Expenses from operations	83,737	-
Expenses from discontinued operations	-	6,439
Total Expenses	$83,737	$6,439

Total expenses for the three months ended August 31, 2010 increased to $83,737 from $0 (zero) for the three months ended August 31, 2009, due largely to an increase in legal fees from $0 for the three months ended August 31, 2009 to $54,789 for the three months ended August 31, 2010 and an increase in marketing expenses from $0 (zero) for the three months ended August 31, 2009 to $20,343 for the three months ended August 31, 2010, which increases are primarily attributed to an increase in professional costs and fees associated with the shift in our business focus and our fundraising efforts.  Expenses from discontinued operations decreased from $6,439 for the three months ended August 31, 2009 to $0 (zero) for the three months ended August 31, 2010.

Expenses or other cash flows in these periods may not be indicative of future periods as we are in the early development stage.

Period from inception of development stage, June 1, 2010 to August 31, 2010

We had an accumulated deficit during this period of $222,725.  Deficit accumulated during the pre-exploration stage was $138,988 and accumulated during the development stage was $83,737.

As a development stage company, we currently have limited operations, principally directed at potential acquisition targets and revenue-generating opportunities.

Liquidity and Capital Resources

As of August 31, 2010, we had no cash or other current assets.  We currently have no revenue from operations. During the three-month period ended August 31, 2010, we funded our operations from accounts payable and convertible debt offerings.  We plan to continue further financings, and we believe that this will provide sufficient working capital to fund our operations for at least the next nine months.  In order to meet our more aggressive plans to enter and expand our operations in the environmental technological field, we will need to raise a significant amount of capital through equity or debt financings.  There can be no assurance that we will be successful in raising additional funds and, if unsuccessful, our plans for expanding operations and business activities may have to be curtailed.  Any attempt to raise funds, through debt or equity financing, would likely result in dilution to existing shareholders.

For the three-month period ended August 31, 2010, we had no cash provided by operating activities.

We continue to operate with very limited administrative support, and our current officers and directors continue to be responsible for many duties to preserve our working capital.

Off-Balance Sheet Transactions

The Company has no off-balance sheet transactions.

Contractual Obligations

As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are not required to provide the information required by this item.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Principal Executive Officer, and our Principal Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of August 31, 2010 (the “Evaluation Date”). Based upon that evaluation, our Principal Executive Officer along with our Principal Financial Officer concluded that our disclosure controls and procedures are not effective as of the Evaluation Date in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  This conclusion is based on findings that constituted material weaknesses.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our interim financial statements will not be prevented or detected on a timely basis.   These material weaknesses include the following:

•
As of August 31, 2010, we did not have an audit committee which complies to the requirements of an audit committee since it did not have an independent “financial expert” on the committee.  Even though we have a Code of Ethics, we do not emphasize fraud and methods to avoid it.

•	We lack personnel with the experience to properly analyze and record complex transactions in accordance with U.S. GAAP.

•	We have not achieved the optimal level of segregation of duties relative to key financial reporting functions.

•
Due to a significant number and magnitude of out-of-period adjustments identified during the period-end closing process, management concluded that the controls over the period-end financial reporting process were not operating effectively.   A material weakness in the period-end financial reporting process could result in our Company not been able to meet its regulatory filing deadlines and, if not remedied, has the potential to cause a material misstatement or to miss a filing deadline in the future.  Management override of existing controls is possible given the small size of the organization and lack of personnel.

•
There is no system in place to review and monitor internal control over financial reporting.  This is due to our Company maintaining an insufficient complement of personnel to carry out ongoing monitoring responsibilities and ensure effective internal control over financial reporting.

•
We did not perform an entity level risk assessment to evaluate the implication of relevant risks on financial reporting, including the impact of potential fraud related risks and the risks related to non-routine transactions, if any, on our internal control over financial reporting.  Lack of an entity-level risk assessment constituted an internal control design deficiency which resulted in more than a remote likelihood that a material error would not have been prevented or detected, and constituted a material weakness.

We are currently reviewing our disclosure controls and procedures related to these material weaknesses and expect to implement changes in the near term, including identifying specific areas within our governance, accounting and financial reporting processes to add adequate resources and personnel to potentially mitigate these material weaknesses.

Changes in Internal Control over Financial Reporting

We have had very limited operations and there were no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended August 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In September 2010, the Company completed the sale of 885,700 shares of its common stock for $1.00 per share in a private placement to foreign institutional investors.  The Company received aggregate proceeds of $885,700 from the financing.  The Company offered and sold the shares in reliance on Regulation S of the Securities Act of 1933, as amended.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Reserved.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit Number	Name

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)

31.2	Rule 13a-14(d)/15d-14(d) Certification (Principal Financial Officer)

32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABTECH HOLDINGS, INC.
(Registrant)

Date: October 20, 2010	By:	/s/ Mandi Luis
Mandi Luis
Chief Executive Officer, President, and Director

Date: October 20, 2010	By:	/s/ Robert MacKay
Robert MacKay
Chief Accounting Officer, Chief Financial Officer, Treasurer, Secretary, and Director