Form 10-Q
period 2010-11-30
Abtech Holdings, Inc.
filed 2011-01-21
CIK 1405858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: November 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

ABTECH HOLDINGS, INC.

(Name of registrant as specified in its charter)

Nevada	14-1994102
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

1223 Burrowhill Lane Mississauga, Ontario, Canada	L5H 4M7
(Address of Principal Executive Offices)	(Zip Code)

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
YES ☐	NO ☐

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

☐	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer (Do not check if smaller reporting company)	☐	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐	NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 18, 2010
Common stock, $.001 par value	51,885,700

ABTECH HOLDINGS, INC.
FORM 10-Q

November 30, 2010

INDEX
PAGE
PART I—FINANCIAL INFORMATION	2

Item 1. Consolidated Financial Statements	2

Condensed Balance Sheets as of November 30, 2010 (Unaudited) and May 31, 2010 (Audited)	2

Condensed Statements of Operations for the three- and six-month periods ended November 30, 2010 and 2009 and for the period from June 1, 2010 (inception of development stage) to November 30, 2010 (Unaudited)	3

Condensed Statements of Cash Flows for the six-month periods ended November 30, 2010 and 2009 and for the period from June 1, 2010 (inception of development stage) to November 30, 2010 (Unaudited)	4

Notes to Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures About Market Risk	12

Item 4. Controls and Procedures	12

PART II—OTHER INFORMATION	14

Item 1. Legal Proceedings	14

Item 1A. Risk Factors	14

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3. Defaults Upon Senior Securities	14

Item 4. Reserved	14

Item 5. Other Information	14

Item 6. Exhibits	14

Signature Page	15

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

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

ABTECH HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	November 30, 2010 (Unaudited)	May 31, 2010 (Audited)

ASSETS

CURRENT ASSETS

Cash	$-	$-
Advances	1,295,000
Total Current Assets	$1,295,000	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$151,278	$27,065
Accounts payable – related parties	70,173	70,173
Notes Payable	480,029	-

Total Current Liabilities	$701,480	$97,238

STOCKHOLDERS’ DEFICIENCY

Common stock
300,000,000 shares authorized, at $0.001 par value;
51,885,700 shares issued and outstanding (2009 - 51,000,000 shares issued and outstanding)	51,886	51,000
Capital in excess of par value	875,564	(9,250)
Deficit accumulated during the pre-exploration stage	(138,988)	(138,988)
Deficit accumulated during the development stage	(194,942)	-

Total Stockholders’ Deficiency	593,520	(97,238)

	$1,295,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

ABTECH HOLDINGS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For three months ended November 30, 2010	For three months ended November 30, 2009	For six months ended November 30, 2010	For six months ended November 30, 2009	From June 1, 2010 (Inception of Development Stage) to November 30, 2010
REVENUE	$-	$-	$-	$-	$-

EXPENSES

Accounting and audit	580	-	3,080	-	3,080
Consulting fees	9,167	-	9,167	-	9,167
Filing fees	1,485	-	3,671	-	3,671
Investor relations	545	-	3,775	-	3,775
Legal	99,323	-	154,113	-	154,113
Management fees	-	-	-	-	-
Marketing	-	-	20,342	-	20,342
Office	-	-	74	-	74
Transfer agent fees	105	-	720	-	720
	111,205	-	194,942	-	194,942

NET LOSS FROM CONTINUING OPERATIONS	$(111,205)	$-	$(194,942)	$-	$(194,942)
DISCONTINUED OPERATIONS	-	(6,738)	-	(13,177)	-
NET LOSS	(111,205)	(6,738)	(194,942)	(13,177)	(194,942)

NET LOSS PER SHARE FROM CONTINUING OPERATIONS - Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

NET LOSS PER SHARE FROM DISCONTINUED OPERATIONS - Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE OUTSTANDING SHARES

Basic and Diluted	51,525,580	51,000,000	51,261,354	51,000,000

The accompanying notes are an integral part of these consolidated financial statements.

ABTECH HOLDINGS, INC.
 (A Development Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	For six months ended November 30, 2010	For six months ended November 30, 2009	From June 1, 2010 (Inception of Development Stage) to November 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(194,942)	$(13,177)	$(194,942)

Adjustments to reconcile net loss to net cash provided by operating activities:
Stock issued for services	40,700	-	40,700
Notes issued for expenses	2,964	-	2,964

Changes in operating assets and liabilities:
Changes in accounts payable	151,278		151,278
Changes in accounts payable from discontinued operations	-	1,098	27,065
Net Cash Provided (Used) in Operations	-	(12,079)	-

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from loan from related party related to discontinued operations	-	9,529	-
	-	9,529	-

Net Increase (Decrease) in Cash	-	(2,550)	-

Cash at Beginning of Period	-	4,814	-

CASH AT END OF PERIOD	$-	$2,264	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH
FINANCING ACTIVITIES:

Stock issued for advances	$845,000	$845,000
Stock issued for services	40,700	40,700
Notes issued for advances	450,000	450,000
Notes issued for expenses	2,964	2,964

The accompanying notes are an integral part of these consolidated financial statements.

ABTECH HOLDINGS, INC.
 (Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2010
(UNAUDITED)

1.	ORGANIZATION

The Company, Abtech Holdings Inc. (formerly Laural Resources Inc.), was incorporated under the laws of the State of Nevada on February 13, 2007, with authorized capital stock of 300,000,000 shares at $0.001 par value.  The Company’s current year end is May 31 but on October 21, 2010 the Company approved a change in year end to December 31.
These consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiary, Abtech Merger Sub, Inc.  All significant inter-Company balances and transactions have been eliminated.

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

On November 30, 2010, the Company had a net operating loss carry forward of $333,930 for income tax purposes.  The tax benefit of approximately $100,000 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years.  Losses will expire on 2030.

ABTECH HOLDINGS, INC.
 (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2010
(UNAUDITED)

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

Estimates and Assumptions

Management uses estimates and assumptions in preparing consolidated financial statements in accordance with general accepted accounting principles.  Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.   Actual results could vary from the estimates that were assumed in preparing these consolidated financial statements.

Statement of Cash Flows

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Reclassifications

Certain prior period amounts have been reclassified to conform with current period presentation.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its consolidated financial statements.

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

The President of Abtech Industries (see Footnote 9) was made a Director of Abtech Holdings, Inc. on October 4, 2010.

ABTECH HOLDINGS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2010

5.	NOTES PAYABLE

At November 30, 2010, the Company had unrelated third party loans payable totaling $480,029 (November 30, 2009 - $nil).  The loans bear no interest and are due on demand.

6.	DISCONTINUED OPERATIONS

Subsequent to the fiscal year ended May 31, 2010, the Company changed its focus from exploration of mineral properties to clean technology products and services, specifically in the water clean-up sector.  The Company had the following losses from discontinued operations.

Discontinued Operations

	Six months ended November 30, 2010	Six months ended November 30,2009
Accounting and audit	$-	$4,745
Bank charges	-	50
Management fees	-	6,000
Office	-	430
Rent	-	1,800
Transfer agent’s fees	-	152

Discontinued operations	$-	$13,177

7.	CAPITAL STOCK

On April 10, 2007, the Company completed a private placement consisting of 35,000,000 post split common shares sold to directors and officers for a total consideration of $1,750.  On August 31, 2007, the Company completed a private placement of 16,000,000 post split common shares for a total consideration of $40,000.

On February 12, 2008, the directors of the Company approved a resolution to forward split the common shares of the Company on the basis of the issuance of 20 new shares for one existing share of common stock presently held (the “Forward Split”).  As a result of the Forward Split, every one outstanding share of common stock was increased to 20 shares of common stock.  As of November 30, 2010, there were 51,000,000 post split common shares issued and outstanding.  The 51,000,000 post split common shares are shown as split from the date of inception.

On October 7, 2010, the Company issued 885,700 common shares for $885,700 of debt to an unrelated third party.

Share Options

On November 9, 2010, the Company granted 640,000 non-qualified stock options to various consultants for advisory services to the Board of Directors.  The options have a fair value of $262,140.  12.5% of the options will vest and become exercisable on January 31, 2011 and thereafter of the last day of each quarter, and will expire five years from the date of grant.

8.	GOING CONCERN

The Company will need additional working capital to service its debt and to develop its new business, which raises substantial doubt about its ability to continue as a going concern.   Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding, and long term financing, which will enable the Company to operate for the coming year.

ABTECH HOLDINGS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2010

9.	ADVANCES

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

As of November 30, 2010, the Company advanced $1,295,000 to AbTech, pursuant to the Merger Agreement noted above.

10.	COMMITMENTS

On November, 9, 2010, the Company has entered into a two year agreement with three consultants to serve as members of its advisory board for fees of $27,500 per quarter.   For the six month period ending November 30, 2010, the Company has accrued of $9,167in fees (2009 - $nil).

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

As previously disclosed, we entered into a merger transaction with AbTech Industries, pursuant to an Agreement and Plan of Merger, dated July 17, 2010, by and among us, Merger Sub, and AbTech , which we amended on September 17, 2010 Industries (the “Merger Agreement”).  Subject to the satisfaction of the closing conditions set forth in the Merger Agreement and upon the closing of the transactions contemplated by the Merger Agreement, we will acquire all of the issued and outstanding capital stock of AbTech Industries in exchange for the stockholders of AbTech Industries acquiring a controlling ownership interest in our Company, AbTech Industries will become a wholly-owned subsidiary of us, and we will acquire the business and operations of AbTech Industries.

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

In connection with the merger transaction, on September 22, 2010, we completed a private placement and issued 885,700 shares of common stock of the Company at a price of $1.00 per share for gross proceeds of $885,700, of which $40,700 of these proceeds were used to pay accounts payable and $845,000 was advanced directly to Abtech Industries in accordance with the Merger Agreement.

On October 21, 2010, the Company changed its fiscal year end from May 31 to December 31.

During the three months ended November 30, 2010, the Company sold convertible promissory notes in the principal amount of $450,000 in unregistered sales to foreign institutional investors.

Subsequent to the three months ended November 30, 2010, the Company sold convertible promissory notes in the principal amount of $200,000 in unregistered sales to foreign institutional investors.

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

Statement of Cash Flows.  For the purposes of the statement of cash flows, we consider all highly liquid investments with a maturity of six months or less to be cash equivalents.

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

Comparison of the three- and six-month periods ended November 30, 2010 compared with the three- and six-month period ended November 30, 2009

Revenues.

During the three- and six-month periods ended November 30, 2010 and November 30, 2009, we earned no revenues.

Operating Expenses.

Total expenses for the three months ended November 30, 2010 increased to $111,205 from $0 (zero) for the three months ended November 30, 2009, due largely to an increase in legal fees from $0 (zero) for the three months ended November 30, 2009 to $99,323 for the three months ended November 30, 2010 and an increase in consulting fees from $0 (zero) for the three months ended November 30, 2009 to $9,167 for the three months ended November 30, 2010, which increases are primarily attributed to an increase in professional costs and fees associated with the shift in our business focus and our fundraising efforts..

Total expenses for the six months ended November 30, 2010 increased to $194,942 from $0 (zero) for the six months ended November 30, 2009, due largely to an increase in legal fees from $0 (zero) for the six months ended November 30, 2009 to $154,113 for the six months ended November 30, 2010 and an increase in marketing expenses from $0 (zero) for the six months ended November 30, 2009 to $20,342 for the six months ended November 30, 2010, which increases are primarily attributed to an increase in professional costs and fees associated with the shift in our business focus and our fundraising efforts.

Period from inception of development stage, June 1, 2010 to November 30, 2010

We had an accumulated deficit during this period of $333,930.  Deficit accumulated during the pre-exploration stage was $138,988 and accumulated during the development stage was $194,942.

As a development stage company, we currently have limited operations, principally directed at potential acquisition targets and revenue-generating opportunities.

Liquidity and Capital Resources

As of November 30, 2010, we had no cash and our current assets were $1,295,000.  We currently have no revenue from operations. During the six-month period ended November 30, 2010, we funded our operations from accounts payable.  We plan to continue further financings, and we believe that this will provide sufficient working capital to fund our operations for at least the next nine months.  In order to meet our more aggressive plans to enter and expand our operations in the environmental technological field, we will need to raise a significant amount of capital through equity or debt financings.  There can be no assurance that we will be successful in raising additional funds and, if unsuccessful, our plans for expanding operations and business activities may have to be curtailed.  Any attempt to raise funds, through debt or equity financing, would likely result in dilution to existing shareholders.
In connection with the merger transaction, on September 22, 2010, we completed a private placement and issued 885,700 shares of common stock of the Company at a price of $1.00 per share for gross proceeds of $885,700, of which $40,700 of these proceeds were used to pay accounts payable and $845,000 was advanced directly to Abtech Industries in accordance with the Merger Agreement.

For the six-month period ended November 30, 2010, we had no cash provided by operating activities.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Principal Executive Officer, and our Principal Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of November 30, 2010 (the “Evaluation Date”). Based upon that evaluation, our Principal Executive Officer along with our Principal Financial Officer concluded that our disclosure controls and procedures are not effective as of the Evaluation Date in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  This conclusion is based on findings that constituted material weaknesses.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our interim financial statements will not be prevented or detected on a timely basis.   These material weaknesses include the following:

•
As of November 30, 2010, we did not have an audit committee which complies to the requirements of an audit committee since it did not have an independent “financial expert” on the committee.  Even though we have a Code of Ethics, we do not emphasize fraud and methods to avoid it.

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

Changes in Internal Control over Financial Reporting

We have had very limited operations and there were no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended November 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On September 22, 2010, the Company completed the sale of 885,700 shares of its common stock for $1.00 per share in a private placement to foreign institutional investors.  The Company received aggregate proceeds of $885,700 from the financing.  The Company offered and sold the shares in reliance on Regulation S of the Securities Act of 1933, as amended.

During the three months ended November 30, 2010, the Company sold convertible promissory notes in the principal amount of $450,000 in unregistered sales to foreign institutional investors. The Company offered and sold the securities in reliance on Regulation S of the Securities Act of 1933, as amended.

Subsequent to the three months ended November 30, 2010, the Company sold convertible promissory notes in the principal amount of $200,000 in unregistered sales to foreign institutional investors. The Company offered and sold the securities in reliance on Regulation S of the Securities Act of 1933, as amended.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Reserved.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit Number	Name

2.1	Amendment No. 1 to Agreement and Plan of Merger, dated September 17, 2010, by and among Abtech Holdings, Inc., Abtech Merger Sub, Inc., and AbTech Industries, Inc. (1)

10.1	Board Advisory Agreement, dated November 9, 2010, by and between Abtech Holdings, Inc. and James Saxton, LLC (2)

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)

31.2	Rule 13a-14(d)/15d-14(d) Certification (Principal Financial Officer)

32	Section 1350 Certifications

(1)	Incorporated by reference to the registrant’s Form 8-K as filed with the SEC on September 22, 2010.

(2)	Incorporated by reference to the registrant’s Form 8-K as filed with the SEC on November 12, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABTECH HOLDINGS, INC.
(Registrant)

Date: January 19, 2010	By:	/s/ Mandi Luis
Mandi Luis
Chief Executive Officer, President, and Director

Date: January 19, 2010	By:	/s/ Robert MacKay
Robert MacKay
Chief Accounting Officer, Chief Financial Officer, Treasurer, Secretary, and Director