Form 10-K
period 2010-12-31
Abtech Holdings, Inc.
filed 2011-04-04
CIK 1405858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 000-52762
ABTECH HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada	14-1994102

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4110 N. Scottsdale Road, Suite 235
Scottsdale, Arizona	85251

(Address of principal executive offices)	(Zip Code)
(480) 874-4000
Registrant’s telephone number, including area code
Securities registered pursuant to section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 par value
(Title of class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the proceeding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “small reporting company” Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $8,442,850.
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of March 15, 2011, 44,079,801 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
          Exhibits incorporated by reference are referred to under Part IV.

ABTECH HOLDINGS, INC.
ANNUAL REPORT ON FORM 10-K
FISCAL YEAR ENDED DECEMBER 31, 2010
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
Explanatory Note
     AbTech Industries, Inc. (“AbTech Industries”) is a Delaware corporation with an authorized capital of 15,000,000 shares of $0.01 par value common stock and 5,000,000 shares of $0.01 par value preferred stock. On February 10, 2011, AbTech Industries was acquired by AbTech Holdings, Inc., (“ABHD” or “Abtech Holdings”) (formerly known as Laural Resources, Inc.) in a reverse acquisition transaction. In accordance with the merger agreement between AbTech Industries and ABHD (the “Merger Agreement”), ABHD acquired all of the issued and outstanding common stock of AbTech Industries, including shares issuable upon the conversion of Series A preferred stock and convertible promissory notes outstanding, in exchange for the stockholders of AbTech Industries acquiring 46,000,000 shares of ABHD common stock. ABHD also agreed to reduce its number of common shares outstanding to 10,000,000. See Notes 1 and 13 of Notes to consolidated financial statements included elsewhere in this annual report on form 10-K.
For accounting purposes, the transaction has been accounted for as a reverse acquisition, with AbTech as the acquirer. The consolidated financial statements of ABHD included in this annual report on Form 10-K represent a continuation of the financial statements of AbTech, with one adjustment, which is to retroactively adjust the legal capital of AbTech to reflect the legal capital of ABHD. Comparative information presented in these consolidated financial statements also have been retroactively adjusted to reflect the legal capital of ABHD.
 ii

PART I

ITEM 1.	BUSINESS.
Overview and Recent Events
Abtech Holdings, Inc. (“Abtech Holdings,” the “Company,” “we” or the “registrant”) was incorporated in Nevada on February 13, 2007 under the name “Laural Resources, Inc.” We were initially engaged in the business of acquiring and developing mineral properties. Subsequent to our fiscal year ended May 31, 2010, we decided to change our business focus to clean technology products and services, specifically in the water clean-up sector. In furtherance of our business objectives, effective June 14, 2010, we merged with our wholly-owned subsidiary, Abtech Holdings, Inc., for the purpose of effecting our name change to “Abtech Holdings, Inc.” On October 21, 2010, our Board of Directors changed our fiscal year end from May 31 to December 31.
     On February 10, 2011 (the “Closing Date”), the Company closed a merger transaction (the “Merger”) with AbTech Industries, Inc., a Delaware corporation (“AbTech Industries”), pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), by and among Abtech Holdings, Abtech Merger Sub, Inc., a Nevada corporation and wholly-owned subsidiary of Abtech Holdings (“Merger Sub”), and AbTech Industries.
     As a result of the Merger, Abtech Holdings acquired all of the issued and outstanding common stock of AbTech Industries (through a reverse acquisition transaction) in exchange for the common stockholders of Abtech Industries acquiring an approximate 78% ownership interest in Abtech Holdings, AbTech Industries became our majority-owned subsidiary (“Surviving Corporation”), and we acquired the business and operations of AbTech Industries.
     Abtech Holdings was a “shell company” prior to the Merger and did not conduct an active trade or business. From and after the consummation of the Merger on February 10, 2011, Abtech Holdings’ primary operations will consist of the business and operations of AbTech Industries. Because we were a shell company at the time of the Merger, we filed with the Securities and Exchange Commission on February 14, 2011, a “super” Form 8-K that disclosed information required by Item 2.01(f) of Form 8-K (being information that would be required if we had filed a general form for registration under Form 10 under the Securities Exchange Act of 1934). Consequently, this annual report on Form 10-K covers the fiscal year ended December 31, 2010 and discloses information relating to AbTech Industries for the fiscal year ended December 31, 2010 (which was the end of AbTech Industries’ 2010 fiscal year) and its fiscal year ended December 31, 2009.
     For accounting purposes, the Merger transaction has been accounted for as a reverse acquisition, with AbTech Industries as the acquirer. The consolidated financial statements of Abtech Holdings included in this annual report on Form 10-K represent a continuation of the financial statements of AbTech Industries, with one adjustment, which is to retroactively adjust the legal capital of AbTech Industries to reflect the legal capital of Abtech Holdings. See Note 1 of Notes to consolidated financial statements included elsewhere in this annual report on Form 10-K.
     AbTech Industries has developed a variety of products that leverage its cornerstone technology called Smart Sponge®. This patented technology’s oil absorbing capabilities make it highly effective as a filtration media to remove hydrocarbons and other pollutants from water. AbTech Industries has introduced its products into a variety of markets resulting in over 15,000 products installed in 36 states to date.
     AbTech Industries developed the Smart Sponge® filtration media, a patented polymer technology that effectively removes pollutants from water and encapsulates them so that they cannot be released back into the water, even under high pressure. AbTech Industries recently expanded the capability of the Smart Sponge technology by adding an antimicrobial agent that has proven to be effective in reducing coliform bacteria found in stormwater, industrial wastewater and municipal wastewater while maintaining its oil-absorbing capability. This expanded technology, known as Smart Sponge Plus, provides an effective solution to municipalities and other entities faced with beach closures and other hazards of bacteria-laden stormwater. This antimicrobial capability differentiates Smart Sponge Plus products from competitive stormwater treatment devices. It can be engineered to treat massive amounts of water runoff in end-of-pipe applications, such as drainage vaults, or other configurations. In July 2010, AbTech Industries received notification from the United States Environmental Protection Agency (the “EPA”) that

AbTech Industries’ application to register Smart Sponge Plus as a pesticide under the Federal Insecticide, Fungicide and Rodenticide Act had been conditionally approved (for additional information, see the section entitled “Business — Regulatory”).
     AbTech Industries’ business is subject to several significant risks, any of which could materially adversely affect its business, operating results, financial condition, and the actual outcome of matters as to which it makes forward-looking statements. See the section entitled “Risk Factors.”
Technology
Smart Sponge
     Over the past nine years, AbTech Industries has developed and patented its Smart Sponge technologies based on a proprietary blend of synthetic polymers aimed at the removal of hydrocarbons and oil derivatives from surface water. The removal process starts with the physical contact between polymer and contaminant and the consequent adsorption (physical interaction, contaminant distributed on surface of adsorbing material) or absorption (contaminant distributed throughout the absorbing material). The absorption/adsorption process is determined by several polymer parameters (e.g., composition and structure, flexibility of the chain and molecular weight), as well as physical parameters (e.g., polymer physical form, contaminant molecule size and temperature). While polymer composition is the critical factor in defining the solubility, the polymer structure (amorphous or crystalline) is probably the most important factor in determining the process of absorption or adsorption.
     AbTech Industries’ polymers are composed of amorphous products that are able to selectively absorb various hydrocarbons (contaminants) present in water, then stabilize and retain them in a gelified structure. Other traditional sorbent products, with more crystalline structures, can only adsorb the contaminants and don’t have the capability to totally retain them when the sorbent is removed from the water. AbTech Industries’ polymers, in order to selectively remove oil derivatives from water, are oleophilic (strong affinity for oils) and hydrophobic (repels water).
     The adsorption/absorption process is also controlled by the physical size of the sorbent as diffusion is fairly proportional to the contact surface between fluid and sorbent. Finely powderized materials show the best absorption but, because of swelling, tend to gel quickly and block the contact of additional fluid with the remaining active sorbent, and are very difficult to handle. In order to overcome this problem and use the sorbent to the maximum capacity, AbTech Industries has developed a patented extrusion process that takes advantage of the different thermal behavior of the polymers used to create entanglements with the amorphous part of the other polymer, bonding the chains of the polymers in a flexible porous structure called Smart Sponge.
     The porosity of the Smart Sponge allows the fluid containing the contaminant to penetrate into its structure, then the polymer chains selectively absorb the hydrocarbon contaminants and stably encapsulate them. Based on the level of contaminant, the entire structure begins to swell (but not collapse into a total gel) while maintaining absorption capabilities well beyond usual levels. Once reaching saturation, the Smart Sponge is easily recoverable and does not leach any of the absorbed contaminant, even in rough water or under pressure, giving it less expensive disposal options such as recycling through a waste-to-energy facility. The Smart Sponge can absorb, on average, 3.5 times its weight, depending on the contaminant absorbed and remains buoyant permitting it to remain in place until fully saturated. The malleable nature of the Smart Sponge material allows it to be formed into a variety of shapes for optimum effectiveness in a wide variety of contaminated water filtration applications.
     The advantages of Smart Sponge based products over competing products include:
•	absorbing rather than adsorbing water-borne hydrocarbons;

•	reducing coliform bacteria found in stormwater, industrial wastewater and municipal wastewater;

•	locking-up or encapsulating the hydrocarbons;

•	transforming the encapsulated pollutant into a solid to prevent leaching;

•	remaining buoyant after the encapsulation in order to permit recovery;

•	oil-soaked product may be recycled as a waste-to-energy fuel source;

•	simpler and less expensive disposal due to classification as a solid “non-hazardous waste”;

•	easy deployment and retrieval; and

•	solves “gel-blocking” problem common among other polymers available only in particulate form.

     Due to the ability of Smart Sponge to capture and retain hydrocarbons and other contaminants within its highly porous structure, its performance can best be measured by an in-depth look at the spent material to analyze its composition and the quantity of the various contaminants retained. This type of data cannot be gleaned from the customary random sampling events typically used to test filters. Such tests are often misleading or erroneous due to the non-homogenous concentrations of pollutants in stormwater. Analyzing all contaminants entrapped in the filter over a period of time provides a better indicator of the filter’s true performance. Consequently, AbTech Industries took a more advanced approach and engaged a highly qualified, analytical laboratory to use complex analytical techniques to deconstruct used Smart Sponge polymer and selectively extract all the entrapped contaminants. This in-depth mapping and finger printing of contaminants (a first of its kind in stormwater treatment) is analogous to having a “Black Box” recording of the UUF’s filtration mechanisms and all the contaminants collected in the Smart Sponge material during the time that it is deployed. The results of this analysis were then compared to base tests performed on virgin Smart Sponge material. The difference between the two samples constitutes the contaminants collected by the field deployed Smart Sponge. By extrapolating these results, estimations were made of the total contaminants AbTech Industries’ products prevented from being discharged into open waters for entire installation projects such as at Norwalk. In Norwalk, Connecticut, 275 Ultra-Urban Filters were installed in storm drains to protect residential, commercial, waterside, and industrial manufacturing settings which flow into Norwalk Harbor. The deconstruction or meltdown of Smart Sponge media samples documented approximately 50 pounds per filter of total contaminants with the presence of several heavy metals (e.g., copper, titanium, and zinc) and a variety of hydrocarbons, (about 32 pounds per filter), including solvents, oils and cosmetic product components as well as chemical plasticizers.
     The grand total of contaminants including hydrocarbons and heavy metals removed, extrapolated for the 275 filters, is an estimated 13,530 pounds. Essentially, the installation of the filters prevented the equivalent of an oil spill of 1,200 gallons from entering the Long Island Sound. This analysis demonstrated the effectiveness of AbTech Industries’ products with quantifiable data and added substantially to data provided by other tests that merely tested the difference between influents and effluents.
Smart Sponge Plus
     The presence of bacteria in stormwater is a serious problem and poses significant health risks that increasingly result in the contamination of water bodies. Water quality standards for bacteria counts are very strictly monitored in most coastal areas and small increases in bacteria counts can trigger beach closures. The best potential to reduce this bacteria count during rain events is the control and purification of the stormwater runoff. This control can be achieved by expensive, heavy equipment, such as ultraviolet light or chlorine treatment systems that become cost prohibitive for most municipalities. Alternatively, the pollutants can be destroyed at the entrance of the storm sewer system, with inexpensive filtration systems such as AbTech Industries’ Ultra-Urban® Filter with Smart Sponge Plus. AbTech Industries has also designed larger vault systems that have been installed in end-of-pipe applications to reduce the level of bacteria in the water at the point where the water discharges into rivers, lakes, and oceans.
     AbTech Industries has developed the capability to bind an anti-microbial agent to its proprietary polymers thereby modifying their surface and adding micro biostatic features while maintaining their oil absorbing capabilities. The enhanced material, or Smart Sponge Plus, provides a significant reduction in coliform bacteria and other pathogens frequently found in stormwater and other water streams. AbTech Industries believes that this breakthrough, coupled with additional advancements that have dramatically increased the antimicrobial strength of Smart Sponge Plus, will be key factors in penetrating the stormwater market. Accordingly, AbTech Industries has been issued three U.S. patents that protect the use of Smart Sponge Plus in stormwater filtration applications.
     The anti-microbial agent used for this innovative technology is an organosilane derivative that is widely used in a variety of fields including medical, consumables, pool equipment and consumer goods. This anti-microbial agent is registered with the EPA for various applications and has been proven successful in those applications against a wide variety of microorganisms. AbTech Industries’ Smart Sponge Plus was recently conditionally approved by the EPA under the Federal Insecticide, Fungicide, and Rodenticide Act as an antimicrobial pesticide (for additional information, see the section entitled “Description of Business — Regulatory”). Smart Sponge Plus will also act as a fungistatic to control fungus and mildew order.

     The anti-microbial mechanism of Smart Sponge Plus is based on the agent’s electromagnetic interaction with the microorganism cell membrane, causing the microorganism disruption, but no chemical or physical change in the agent. Consequently, the anti-microbial agent is not depleted over time, maintains its long-term effectiveness and unlike any other technology (with the exception of ultra-violet light), doesn’t release any chemical or by-product into the treated water.
     In manufacturing the Smart Sponge Plus material, the anti-microbial agent is chemically and permanently bound to the polymer surface. In the development process, AbTech Industries has been successful in increasing the amount of anti-microbial agent bound to the polymer thus increasing its antimicrobial potency 2,000% over its first generation strength. In laboratory testing, the current generation of Smart Sponge Plus material, has proven to be not only much more effective in destroying bacteria than the original generation of Smart Sponge Plus material, but also capable of reducing bacteria to trace levels in a much shorter period of time (residence time), a very important factor in filtration applications where the contaminated water is in contact with the Smart Sponge material for just a few seconds.
     Smart Sponge versus Commonly Used Polypropylene
     Smart Sponge Absorptive polymers have a distinct advantage over traditional polypropylene booms used in oil spill cleanup. Once oil comes in contact with Smart Sponge, it is permanently encapsulated in the structure of the polymer and cannot be released under any amount of pressure. In comparison, polypropylene booms adsorb or form a temporary attachment to water as well as oil, thus making them much heavier and messier to remove releasing both water and oil back into the environment. This makes the Smart Sponge material operationally superior for removing sheen levels of hydrocarbons (15 — 300 ppm).
Disposal Options
     As local conditions, product use and exposure can vary widely, the end user must determine the most appropriate disposal method for a spent Smart Sponge or Smart Sponge Plus’ product. Smart Sponge samples saturated with hydrocarbons both in the lab and in the field have been tested according to the EPA’s Toxicity Characteristic Leaching Procedure (“TCLP”). These tests show that Smart Sponge is a “non-leaching” product. In addition, used Smart Sponge can be recycled as an energy source with a British thermal unit, or BTU, value ranging from 10,000 to 18,000 based on the type of contaminant absorbed. As a result, Smart Sponge technology can afford many cost effective and environmentally friendly disposal options. The following waste disposal and resource recovery industries have accepted spent Smart Sponge products for disposal and/or recycling:
     Waste-to-Energy Facilities (“WTE”). A specialized segment of the solid waste industry has used spent Smart Sponge as an alternative fuel in the production of electricity. WTE is acknowledged at the federal level as a renewable energy source under the Federal Power Act, Title IV of the Clean Air Act and is a participant in the Department of Energy’s National Renewable Energy Program.
     Cement Kilns. This industry has used the spent Smart Sponge as an alternative fuel in the production process of Portland Cement. This process is considered a beneficial reuse of waste products. The British thermal unit value of spent Smart Sponge is consistently above the average acceptable levels set for this high temperature.
     Landfills. As discussed above, spent Smart Sponge products have been classified as a solid waste and have been accepted at Subtitle D Landfills.
Products
     AbTech Industries’ product line is marketed under the trade name “Smart Sponge®” and “Smart Sponge Plus.” Smart Sponge Plus includes antimicrobial capability. AbTech Industries’ Smart Sponge contains a unique molecular structure which is chemically selective to hydrocarbons, removing approximately three times its own weight. Smart Sponge remains buoyant when saturated and encapsulates hydrocarbons and oils, without leaching. AbTech Industries’ Smart Sponge Plus is EPA approved to reduce coliform bacteria found in stormwater, industrial wastewater, and municipal wastewater, and can be engineered to meet specific performance requirements. The following products incorporate the Smart Sponge or Smart Sponge Plus material in one or more of its various forms and are designed to meet specific market needs:
Smart Sponge Popcorn
     The Smart Sponge material can be formed into a variety of physical shapes to optimize its performance in a wide range of filtration applications. The Smart Sponge material is the cornerstone of all of AbTech Industries’ products, and AbTech Industries continues to find new applications for its use. When produced in its “popcorn” form (clumps of polymer similar in shape to popcorn), Smart Sponge is an effective filtration media due to its high porosity and favorable hydraulic characteristics. AbTech Industries is currently pursuing the use of Smart Sponge popcorn in end-of-pipe applications such as vaults and other configurations. The Smart Sponge material can also be sold to OEMs and other users in its raw form without any filtration device.
Ultra-Urban® Filter
     The Ultra-Urban® Filter (“UUF”) with Smart Sponge is an innovative low-cost Best Management Practice (“BMP”) that helps meet National Pollution Discharge Elimination System (“NPDES”) requirements with effective filtration, efficient application, and low maintenance. The UUF is a modular filtration unit (or Catch Basin Insert) designed in a variety of shapes and sizes for use in curb opening and top down storm drains.
     The UUF is a true water filter that ensures water flowing through the system is properly and completely treated. This solution is used to treat stormwater runoff for new or retrofitted sites by absorbing oil and grease and capturing trash and sediment. In addition, AbTech Industries’ Smart Sponge Plus contains an antimicrobial agent that is effective in reducing coliform bacteria found in stormwater, industrial wastewater, and municipal wastewater. Smart Sponge and Smart Sponge Plus are comprehensive solutions geared at removing key contaminants and pollutants from stormwater runoff.
     The UUF is ideal for municipal, industrial, and construction applications ensuring compliance with stormwater regulations. The filter comes in three designs: the Curb Opening, Drain Insert, and Customized Drain Insert. The unique micro porosity of Smart Sponge allows the standard sized CO1414 UUF filter a hydraulic flow rate of more than 250 gallons per minute and has proven effective in removing more than 80% of hydrocarbons and total suspended solids (“TSS”) (300 microns or greater).
     The unique design of the Curb Opening Series allows crews to easily hang the appropriate number of filters in each drain on a simple mounting bracket. The product is designed with a lateral bypass to utilize each box as well as an overflow capability to eliminate the potential for street flooding in the event of a plugged filter.
     The UUF Drain Insert Series offers the same filtration characteristics of the Curb Opening series for stormwater filtration of hydrocarbons, trash and sediment. The unique micro porosity of Smart Sponge allows the DI2020 UUF a hydraulic flow rate of more than 500 gallons per minute, and has proven effective in removing more than 80% of hydrocarbons and TSS (300 microns or greater). Additionally, a significant reduction in coliform bacteria can be obtained. These units are designed to be suspended beneath a collar installed under the stormwater grates. This simple design allows easy access for maintenance while eliminating the potential for street flooding in the event of a plugged filter.
     Customized drain inserts are available for those customers with shallow drains or requiring deeper bed depths. AbTech Industries’ team of engineers will work with customers to understand the site characteristics, including hydraulics and contamination levels and will confirm the appropriate Smart Sponge bed depth to achieve the project’s filtration goals.
SMART PAK®
     AbTech Industries’ Smart Pak is designed for use in new or existing vaults that experience oil and grease pollution accompanied by sediment, trash/debris, hydrocarbons, and coliform bacteria (when specified with Smart Sponge Plus). Smart Pak helps users meet and/or exceed stormwater NPDES permit requirements with effective filtration, absorption, life expectancy and maintenance costs. Smart Pak products are constructed out of AbTech

Industries’ patented Smart Sponge media which is a nonhazardous material, and can be specified for a new variety of applications. AbTech Industries’ Smart Pak allows Smart Sponge® technology to be scaled to virtually any size required in an easy-to-maintain form.
Smart Sponge Vault
     Smart Sponge Vaults with Smart Paks are an effective alternative to treating individual catch basins. These easily installed vaults are inserted into existing stormwater systems and are ideal for stormwater treatment at or near the end of pipe. Vault sizes can be adapted for various flow rates and contamination levels to solve a wide range of stormwater treatment issues.
     Smart Sponge Custom Vaults can also be engineered for large projects either as standalone applications or part of a treatment train to polish water working with retention ponds or hydrodynamic separators. These engineered solutions can be direct or radial flow, and can easily be adapted to treat first flush while allowing the later flow of a major storm event to pass around the systems to achieve the hydraulic requirements of the watershed.
Absorbent Boom and Line Skimmer
     AbTech Industries’ Tubular Absorbent Booms and Line Skimmers employ the Smart Sponge Absorptive technology which rejects water while absorbing even sheen levels of hydrocarbons in low energy flow environments. Tubular Absorbent Booms and Line Skimmers are designed to absorb and permanently encapsulate hydrocarbons resulting in no dewatering of oily water during removal. These products remain completely buoyant, even after being saturated allowing long term deployment and conveniently scheduled removal.
Passive Skimmer
     The Passive Skimmer is designed to absorb and encapsulate hydrocarbons by floating directly on the water in catch basins, sumps, oil/water separators, and marine fueling stations. Passive Skimmers are made with Smart Sponge, are packaged in flexible mesh containers, and are available in a variety of sizes.
Bilge Skimmer
     The Smart Sponge Non-Leaching Bilge Skimmer is engineered and designed for permanently encapsulating the petroleum hydrocarbons that appear as oily sheen in the engine compartment during normal boat operation. The Bilge Skimmer will absorb the contaminant and allow the boater to discharge clean water from the bilge pump.
Monitoring Well Skimmer
     AbTech Industries’ Monitoring Well Skimmer (“MWS”) is designed to absorb and encapsulate hydrocarbons by floating directly on the surface of the water in monitoring wells. The MWS utilizes a Smart Sponge propellet encased in flexible mesh designed to maintain structural integrity and allow maximum surface contact with the contaminant. The propellet slides over a reusable rod kit with a weight on one end and an attachment point for securing the deployment rope on the other. Propellet sleeves are available in a variety of sizes.
Filtration Products
     AbTech Industries has developed a line of filtration products, including cartridges, designed for the industrial market. Most industrial plants employ hydrocarbons as solvents or process additives and the process waters (cooling, washing, and stripping) contain small amounts of these oil derivatives that limit discharge or recycling of the water. Through simple filtration through cartridges containing AbTech Industries’ Smart Sponge, they will be able to remove these hydrocarbon traces and reuse the water or discharge it.
Product Realignment
     AbTech Industries’ flagship product, the Ultra Urban Filter, has proven to be effective in many stormwater applications. However, in some field deployments antimicrobial efficacy and heavy sediment removal can be improved by an end of pipe vault. Vault designs can accommodate a larger filtration bed to achieve more consistent antimicrobial performance while reducing the sediment load before stormwater reaches the filter. This allows Smart Sponge Plus to do what it does best, i.e., filter hydrocarbons and reduce bacteria, the new designs provide engineered solutions to address specific customer requirements and are scalable to almost any required specification. One of these designs, the Vault System described above, works at the end of the line as part of a treatment train that first removes sediment trash and debris from the stormwater and then directs the water through large vaults designed to maximize the contact time with AbTech Industries’ Smart Sponge, thus enhancing its antimicrobial effectiveness. This type of end-of-pipe solution provides the added benefit of treating large amounts of water in a single location thus minimizing the cost of maintenance and monitoring. Some vaults have been designed to use up to 20,000 pounds of Smart Sponge in a single location.
     The first of these systems was installed in a project at Riverside, California in September 2007. AbTech Industries conducted field testing at this and other sites that confirmed excellent hydraulic flow, antimicrobial capability and overall performance of the new designs for vaults and end-of-pipe systems. AbTech Industries believes that these new designs offer the greatest opportunity for sales growth in the stormwater market.
Markets
     AbTech Industries targets five major markets: stormwater (public sector), Federal Sector — Federal Facilities and Department of Defense, industrial wastewater, produced water applications, and marine market — spill prevention and control.
Stormwater Market (Public Sector)
     This market consists of entities that for regulatory or other reasons are seeking to control the quality of water and other fluids that run off roads and other paved surfaces during wet weather, cleaning or oil spill events. Current customers include municipalities, state agencies, federal agencies, private developers, industrial facilities and businesses with parking lots or drive-through areas. Stormwater discharges are generated during a rainfall event by runoff from land and impervious areas such as paved streets, parking lots and building rooftops. The runoff water picks up a variety of pollutants, in particular bacteria and hydrocarbons, in quantities that can adversely affect water quality, and carries those pollutants into nearby rivers, lakes and oceans.
1.	Regulatory Drivers to the Stormwater Market
     Most stormwater discharges are considered non-point sources and are subject to regulation by both the EPA and local regulatory bodies. These regulatory requirements have been further defined and refined in the last few years, and now have resulted, or will result, in the imposition of requirements on almost all municipalities, states and agencies to implement best management practices (BMP) as part of receiving their required permits for stormwater. Over the next three years, it is estimated that sediment discharges from over 97% of the acreage under development across the country will be controlled through permits that will require municipalities to develop and implement plans designed to reduce stormwater contaminant levels.
     AbTech Industries is working to have its products recognized as a BMP in each of the states where it is expected that AbTech Industries will sell product. Each state has its own program for acknowledging BMP status and a few states have developed formal BMP certification requirements. Some states defer to federal EPA listings while others maintain their own BMP listings. Some published BMP listings are simply lists of available technologies without any certification or endorsement of the technology. While there are a number of BMP products available for stormwater management, AbTech Industries believes that its product is uniquely positioned to offer a low cost and effective method for stormwater control.
     Recently, the California State Water Resources Control Board substantially revised the statewide General Permit for Discharges of Storm Waters Associated with Construction Sites that regulates water quality at construction sites. The new requirements went into effect July 1, 2010 and mandate several new monitoring and reporting requirements that are each individually enforceable. On December 28, 2009, the EPA issued a Federal Register Notice describing some of the stormwater regulation changes the agency is considering including establishing more specific requirements to control discharges from newly developed and redeveloped sites, designating additional stormwater discharges subject to federal regulation and establishing requirements to better manage existing discharges (retrofitting), where necessary to protect water quality. On May 12, 2009, President Obama signed Executive Order 13508 which directs federal agencies to take additional actions to restore the water quality in the Chesapeake Bay.
2.	Health and Tourism Concerns Driving the Stormwater Market
     One area of the stormwater market that is receiving increased publicity and attention is the water pollution caused by microorganisms (bacteria). Polluted stormwater runoff can expose boaters and swimmers to bacteria, viruses and protozoans. A recent Southern California epidemiological study revealed that individuals who swim in areas adjacent to flowing storm drain outfalls were 50 percent more likely to develop a variety of symptoms than those who swim further away from the same drains. These situations are the cause for thousands of beach closings every year affecting public health and local economies dependent upon tourism and recreation. According to a report of the Natural Resources Defense Council (“NRDC”), for the fifth consecutive year in 2009, there were more than 18,000 days of closings and advisories across the country at ocean, bay and Great Lakes beaches. NRDC reported that during 2009, stormwater runoff was identified as a source of more than 80% of the closing/advisory days for which a source was identified. NRDC predicts that these numbers will go even higher as monitoring improves and expands — as it must do under the Federal BEACH Act.
3.	Going Green Initiatives
     Knowing that polluted stormwater runoff is one of the leading causes of water pollution in the country, many companies are including on-site stormwater treatment in their environmental sustainability goals. AbTech Industries’ products can help companies meet these goals. AbTech Industries’ Smart Sponge technology not only treats polluted water, it is also recyclable, requires no electricity or other power source and can provide users with quantifiable results of its efficacy, thus helping companies demonstrate their “going green” stewardship.
4.	Stormwater Market Size
Federal Sector — Federal Facilities and Department of Defense
     This market is comprised of airports, airport fueling facilities and U.S. Department of Defense (“DOD”) facilities. Under the Federal Clean Water Act, the EPA has issued the Spill Prevention, Control and Countermeasure (“SPCC”) rule, which requires owners or operators of facilities that store, use, process, transfer, distribute or consume oil and oil products, including airports and military bases, to have at a minimum one of the following preventative systems or its equivalent:
•	dikes, berms, or retaining walls sufficiently impervious to contain spilled product;

•	curbing;

•	culverting, gutters, or other drainage systems;

•	weirs, booms, or other barriers;

•	spill diversion ponds;

•	retention ponds; or

•	sorbent materials.
     The risks of not adequately implementing such countermeasures are violations, fines and potential releases that result in contamination, clean-up and additional fines. The impact of these issues can result in significant costs to a facility owner/operator. There are more than 250 medium and large sized airports in the United States and more than 322 U.S. military facilities worldwide.
     AbTech Industries’ Smart Sponge technology can be deployed for the oil and fuel contamination problems facing airports and military facilities. AbTech Industries’ products can not only be used to address such problems as stormwater runoff, but also provide effective SPCC solutions to limit potential liabilities to customers by providing a last line of defense or perimeter protection for fuel spills.

     Many airports have already installed AbTech Industries’ products in projects of various sizes. The Westchester County airport in New York was the first airport to install Ultra-Urban Filters with Smart Sponge and had very successful results, including the effective containment of a jet-fuel spill. This success prompted the airport to install the filters throughout the airport facility and led to other airports using the product for perimeter protection and, perhaps more importantly, to limit liability. The Newark, New Jersey airport has also deployed AbTech Industries’ products in various applications throughout its facility. There are also DOD facilities that are at various stages of pursuing pilot projects with AbTech Industries’ products. This market is in its early stage but offers tremendous potential to AbTech Industries as it gains acceptance in more and more airports and fueling depots.
Industrial Wastewater Market
     The industrial market serves manufacturers seeking to control and clean wastewater generated in various processes. The market is comprised of both heavy industry such as oil refineries, steel mills, chemical plants, pulp and paper plants and more localized concerns such as mid-size manufacturers, refuse sites and shipping/receiving areas. This market also includes private developers, car washes, gas stations and owners of developed sites (i.e., parking lots) of over one acre.
     Industry is placing increased emphasis on water recovery and reuse in order to conserve and protect scarce water resources and the environment. These efforts create the need for effective products and services to treat the water to reduce bacteria and remove unwanted contaminants such as oil derivatives and hydrocarbons.
     Industrial customers are also required to comply with increasingly stringent discharge regulations creating the need for products to treat runoff water or discharge water before it leaves an industrial facility. The EPA has classified over 3,000 industrial and electric utility facilities as water pollution dischargers. Each of these facilities provides its own wastewater treatment prior to discharge into an open body of water. The size of many of these plants is equal to or greater than those of many municipalities, and in many instances their processes are more complex than provided by a municipality because of the nature of the chemical pollutants being treated. The largest industrial spender on wastewater treatment processes is the chemical and petrochemical sector. There are more than 12,000 chemical/petrochemical plants in the United States and approximately 90% treat wastewater on-site. In addition, there are approximately 30 to 40 independent industrial off-site plants, most of which handle chemical and petrochemical effluent, principally from medium-sized and small companies.
     AbTech Industries has also begun to explore the use of Smart Sponge products on offshore oil exploration platforms. The 2010 BP oil spill will likely result in these platforms operating under even more stringent regulations regarding the discharge of water, including drilling mud and stormwater, from the facility. AbTech Industries believes that its Smart Sponge products may be a cost effective solution for filtering hydrocarbon pollutants from water discharged from such platforms and is looking for the appropriate partner to market Smart Sponge products in this market.
     In the industrial market, AbTech Industries’ intent is to market its products through qualified and specialized national distributors, preferably operating in the water treatment business.
Produced Water Applications
     Oil and gas exploration and production activities result in the production of significant volumes of contaminated water called “produced water.” Onshore drilling operations have several methods of dealing with this water; one is treating and releasing the water. Offshore production primarily relies on the ability to treat the produced water on the platform with a release back to the open ocean. These activities have strict discharge requirements that must be met in order to operate in compliance and avoid fines. AbTech Industries’ filtration media is a solution for polishing produced water prior to release or protecting against out of compliance discharges when treatment systems fail.
     According to the EPA, the Clean Water Act prohibits the discharge of oil or oily waste into or upon the navigable waters of the United States or the waters of the contiguous zone if such discharge causes a film or sheen upon the surface of the water. Violators are subject to a monetary penalty. The attributes of AbTech Industries’ Smart Sponge and its ability to remove “oily sheen” qualify it for this market.

     Recent events involving the massive BP oil spill in the Gulf of Mexico have led AbTech Industries to pursue the use of Smart Sponge materials to aid in the clean-up effort. AbTech Industries has adapted several of its products for use as both passive skimming devices (booms and line skimmers) and filtration systems that treat contaminated water by pumping it through Smart Sponge material either on-board clean-up vessels or at on-shore locations.
     AbTech Industries originally certified its Smart Sponge technologies for Oil Spill Recovery in 1996 under the name of OARS (Oil Aquatic Recovery Systems). After the BP oil spill in the Gulf of Mexico, AbTech Industries became registered with the Deep Horizon Command Center and has submitted numerous proposals to the Interagency Alternative Response Technology Assessment program (“IATAP”). AbTech Industries’ products have been involved in various tests with Incident Command Centers. AbTech Industries has submitted various proposals on its own and with various consortiums for projects using AbTech Industries’ media. AbTech Industries is continuing its efforts to work with contractors in the Gulf region to get AbTech Industries’ products involved in the clean-up effort and to help protect environmentally sensitive areas of the Gulf Coast. Because AbTech Industries’ products are most effective in dealing with the difficult-to-remove sheen levels of hydrocarbons, opportunities for deployment of AbTech Industries’ products in the Gulf spill should continue for many months, if not years. AbTech Industries hopes to achieve successful deployments of its products and gain acceptance in the oil spill response market for continuing use in other spills, of smaller magnitude, that frequently occur.
Marine Market — Spill Prevention and Control
     There are a number of applications related to rivers, lakes, and oceans that call for the use of floating or in-line filtration products to control and reduce the presence of hydrocarbons in the water or on board transiting vessels. Customers include the cruise ship industry, recreational boaters, marina owners, port authorities, spill response organizations, and commercial shippers.
Sales, Distribution, and Marketing Support
Public Sector — Cities and Municipalities
     AbTech Industries historically focused on the public sector market, primarily cities and municipalities, and sought to sell to and service those entities through a series of local geographically defined exclusive distributorships. For small companies and distributors, sales to the public sector have inherent challenges including long sales cycles and erratic budget allocations. The recent economic downturn only served to exacerbate these challenges and encourage a reassessment of the strategy.
     The reassessment of strategy resulted in a decision to unwind many of the geography specific distributors and focus on establishing a strategic partnership with an industry segment specific dominant market leader. In order to effectively market a sophisticated product such as Smart Sponge, AbTech Industries established the following criteria for a strategic partner: (1) market leadership or dominance, (2) a concomitant large customer base, (3) operational competence in selling and servicing public sector customers, (4) active local advocacy resources, (5) sufficient capital to dedicate to and exploit the opportunity, and (6) experience in dealing with the environmental challenges faced by the public sector.
     Over the course of the last 18-months, AbTech Industries successfully unwound most of its distributorship arrangements and identified potential strategic partners with a national market presence. In January, 2011, AbTech Industries entered into such a strategic relationship by executing a marketing and distribution agreement with a dominant municipal market leader to pursue the distribution of Smart Sponge products in the municipal stormwater market.
Federal Sector — Federal Facilities and Department of Defense
     The federal sector represents a significant opportunity for AbTech Industries. AbTech Industries believes that its best approach to the sector is to identify a strong strategic partner. It established the following criteria for identifying candidates: (1) market leadership or dominance, (2) demonstrated ability to secure and service federal and military contracts, (3) appropriate engineering capabilities and support, (4) strong federal advocacy, and (5) experience and organizational emphasis on supporting “green” initiatives.
     Over the past year AbTech Industries has identified strategic partner candidates, is currently in advanced discussions, and has several proposed projects in their preliminary stages.
Industrial Wastewater Market
     The industrial wastewater market is focused on the treatment of oily wastewater from industrial processes for either reuse or discharge. This market is serviced by many regional chemical and equipment supply companies that offer a catalog of solutions. Solutions may require little to no individual engineering, up to custom engineered solutions to address a customer need. AbTech Industries services this market by providing manufacturer’s representatives and engineering support services to industrial chemical suppliers, equipment suppliers, and consulting engineers.
Produced Water Market
     The produced water market is focused on the treatment of water produced during oil and gas exploration and production either onshore or offshore. Oil services companies, oil and gas producers, and engineering firms are the main customers. Applications for this market are generally engineered solutions. AbTech Industries services this market with direct AbTech Industries’ sales representatives and engineering resources, including external engineering design resources when necessary.
Marine Market — Spill Prevention and Control
     The marine market is focused on both persistent releases of hydrocarbons as well as catastrophic spills. Customers concerned with the persistent release of oil, usually at a sheen level, into the waters of marinas and ports during commercial and recreational activity are currently engaged with a direct sales force. Relationships with product resellers in this segment are also underway. For catastrophic oil spills, AbTech Industries will continue to seek relationships with the large emergency spill response organizations who stock ongoing inventories to provide immediate spill response.
Collaboration With Consulting Firms, Academic Institutions and Public Advocacy Groups
     AbTech Industries, both on its own, and with its distributors, has been active in seeking out and cooperating with a number of academic institutions and private groups that have interests that may advance the use of AbTech Industries’ products.
1.	Academic Institutions and Consultants
     AbTech Industries has had an opportunity to have its products assessed by several consultants and institutions. These include:
     Alden Labs. Alden, a recognized leader in the field of research and development, is the oldest continuously operating hydraulic laboratory in the United States and one of the oldest in the world. Alden has completed a variety of tests on AbTech Industries’ SMART PAK for hydraulic conductivity and sediment removal in vault configurations.
     North America Science Associates (“NAMSA”). For over 40 years, NAMSA has been supporting the medical device and pharmaceutical industries through a wide variety of testing services, all designed to ensure safety, efficacy and regulatory compliance. NAMSA has completed extensive lab efficiency tests for Smart Sponge Plus materials using varied concentrations of bacteria and exposure times.
     Millsaps College. Millsaps is a private liberal arts college located in Jackson, Mississippi. Through the Department of Geology, Millsaps has cooperated with AbTech Industries to test the Smart Sponge’s absorption capability with different hydrocarbons, Smart Sponge porosity and performance claims for the Ultra-Urban filter and other new products designed for the aviation industry. Millsaps has completed testing for many other large corporations including 3M, Dow, Clorox and Ergon, a local supplier of polypropylene fibers and sorbents for oil spills.
     HydroQual Inc. HydroQual is an environmental engineering and science firm. With a staff of over 100 employees, HydroQual addresses issues dealing with water quality, TMDL analyses, floatables pollution, water and wastewater treatment. HydroQual has performed a variety of tests to validate AbTech Industries’ claims regarding the performance of the Smart Sponge.
     University of California, Los Angeles (“UCLA”). The UCLA Department of Engineering and Environmental Sciences provided independent validation of early versions of AbTech Industries’ Ultra-Urban Filter.
2.	Active Lobbying
     To a limited extent, and often at the invitation of legislature members or citizen groups, AbTech Industries has from time to time been involved in lobbying state, federal and other rule making bodies. On October 25, 2005, AbTech Industries participated in a joint press conference regarding a stormwater project in Norwalk, Connecticut that was funded largely by a federal EPA grant obtained with the assistance of Senator Joseph Lieberman. Working alongside officials from Norwalk and Long Island Soundkeeper, AbTech Industries completed the EPA application for the earmarked federal appropriations in late June of 2005. Installation of AbTech Industries’ Ultra-Urban Filters began in October 2005.
     The Norwalk project involved the installation of 275 of AbTech Industries’ filters in designated areas of the city. These filters removed a grand total of 37,976 pounds (over 19 tons) of trash and debris that would have otherwise entered into the Long Island Sound. In addition, water quality analysis results reflected filter removal efficiency for bacteria (E Coli) averaging approximately 75%. In some locations, removal rates were as high as 95.9%. The study also showed that oil and grease removal was 70.5%. The filters removed an estimated 13,530 pounds of contaminants such as hydrocarbons and heavy metals. Essentially, the installed filters prevented the equivalent of a 1,200 gallon oil spill from entering the Long Island Sound. With the recent development of end-of-pipe vault systems, AbTech Industries expects that even greater contaminant reductions can now be achieved.
Competition
1.	Stormwater Products
     Four key factors differentiate AbTech Industries’ Ultra-Urban Filter from other filters in the stormwater market:
     Anti-microbial capability. AbTech Industries’ Smart Sponge filtration media, when treated with an anti-microbial agent, can reduce bacteria and other microbes flowing through the filter. AbTech Industries believes that its Ultra-Urban Filter with Smart Sponge Plus is the only product available and approved by the EPA that can reduce bacteria at street level without the installation of additional infrastructure and retention areas. Smart Sponge products are available with or without the added anti-microbial agent.
     Structural Filter. Abtech Industries believes that the Ultra-Urban Filter is the only product designed so that the entire structure is involved in the filtration process. Other products have inserted pads or pillows that allow some hydrocarbon removal, but the Ultra-Urban Filter directs the entire water flow through the filtration media thus enhancing the effectiveness of the filter.
     Superior Filtration Media. An essential and superior feature of the Ultra-Urban Filter is the ability of its Smart Sponge filtration medium to absorb hydrocarbons and prohibit them from being released back into the water flow when there are subsequent rain events. The reason for this is that AbTech Industries’ proprietary blend of polymers is oleophilic — an absorbent — which means that hydrocarbons are bonded within its chemical matrix and cannot be washed off, squeezed out or leached out of the material during subsequent wetting or rain events. There are various materials used by competitors for stormwater filtration that do not have this absorbent characteristic, instead they feature an adsorbent capability that merely attracts hydrocarbons to their surface area, but cannot prevent them from leaching back into the environment during subsequent rain events. The most commonly used adsorbent in the market is polypropylene, which is currently used in many sorbent products used for the 2010 BP oil spill clean-up. Although, it is generally accepted that adsorbents are clearly inferior to absorbents regarding their ability to capture and remove hydrocarbons from stormwater flows, they are widely used because of the low comparative cost. Over the last nine years, AbTech Industries has performed numerous laboratory and field tests that verify its products’ absorption capabilities and other performance features dealing with the removal of trash, sediment, debris, and other contaminants. Central to these test data is the incontrovertible conclusion that AbTech Industries’ Smart Sponge filtration medium is an absorbent.
     Porous Structure. AbTech Industries’ Smart Sponge technology maximizes the effectiveness of the oil-absorbing polymers by forming them into an extremely porous structure that allows effective, long-lasting absorption without clogging or channeling which is common among filter media in a powder or particulate form.
     There are three general categories of products that deal with the treatment of stormwater: hydrodynamic separators (“HDS”), catch basin inserts and ultra-violet light systems. To give a complete competitor profile, a brief explanation of HDS systems is given below since HDS systems are more often considered an alternative to catch basin inserts in new construction projects.
     Hydrodynamic Separators. HDS products use gravitational flow to spin the water in such a way that density differences cause sediment and other pollutants to be separated and skimmed-off the water. HDS units are large compared to catch basin inserts (smallest systems are about the size of an automobile) and are comprised of several large chambers or vaults, each designed to trap specific pollutants. These systems are much more expensive than catch basin inserts but also have the ability to handle more water flow. Unit costs for HDS systems range from $10,000 to $100,000 depending on size. These systems tend to be more cost effective in large new developments where the HDS can be designed into the stormwater system and large areas of run-off can be directed to each unit. In dealing with existing storm drains, HDS products are less desirable because they require streets and sidewalks to be torn-up, drainage redirected, and construction equipment to retrofit the drain and install the units. Catch basin inserts, on the other hand, are relatively easy to install because they fit into existing storm drain catch basins and require little or no construction.
     Not only are HDS systems expensive, they also require significant maintenance to remove the trapped pollutants and ensure that the system continues to function properly. It is interesting to note that some HDS vendors have purchased AbTech Industries’ Smart Sponge products to be used in conjunction with the HDS units to absorb the oil that is separated from the water, thus enhancing the performance of the systems and reducing the required maintenance. Another drawback of HDS systems is that they are designed to retain standing water after a rain or water flow event. Consequently, the HDS vaults become breeding grounds for mosquitoes (carrier of West Nile Virus), mold, mildew, bacteria and other undesirables.
     The primary vendors of HDS systems are: ConTech (CDS Technologies, Vortechs), Stormceptor and Baysaver Technologies.
     Catch Basin Inserts. Competing products in this category include the following:
•	“DrainPac” by PacTec

•	“StormBasin” by Fabco Industries

•	“Fossil Filter” and “Flow Guard” by Kristar

•	“Grate Inlet Skimmer Box” by Suntree Technologies

•	“Aqua Guard” by AquaShield

•	“Inceptor” by Stormdrain Solutions

•	“Hydrocartridge” by Advanced Aquatic Products

•	“Ultra HydroKleen” by Ultra Tech International
     Ultra Violet Light (“UVL”). For customers seeking effective antibacterial treatment of stormwater, UVL offers a potential solution. However, the economics of these products are far different from catch basin inserts or other vault and SWAT systems offered by AbTech Industries. Because UVL systems require electricity and expensive equipment, they are very costly to implement and maintain. Consequently, they are not even a viable option for many municipalities. Furthermore, these systems become less effective in turbid waters. While AbTech Industries does not compete directly with UVL systems, such systems do provide an alternative to AbTech Industries’ antimicrobial Smart Sponge products.
2.	Industrial/Marine Markets
     In the industrial and marine markets, competition comes from traditional sorbent products and other particulate-based polymer adsorption products that are widely available through industrial supply vendors. AbTech Industries’ competitive advantage lies in:
•	its patented and patent-pending technologies to form these polymers in shapes, such as the propellet, that greatly enhance performance and ease of use;

•	its unique delivery systems, including in-line filtration cartridges;

•	the completely hydrophobic nature of its products;

•	the capability to deal with more than one contaminant (i.e., hydrocarbons and microorganisms); and

•	the high saturation capacity.
Intellectual Property, Research, and Development
     Intellectual Property
1.	Patents
     AbTech Industries endeavors to protect the intellectual property it develops through its research and development efforts. The United States Patent Office has issued AbTech Industries 17 patents related the Smart Sponge technology and products. Additionally, three of the patent applications have been pursued internationally with patents issued in Australia, Belgium, Canada, China, France, Germany, Israel, Italy, Japan, Korea, Mexico and Singapore. AbTech Industries intends to pursue patent protection for new patentable technologies that it develops. AbTech Industries’ success depends, in part, on its ability to maintain trade secrecy protection and operate without infringing on the proprietary rights of third parties.
2.	Trademarks
     AbTech Industries has registered three trademarks with the U.S. Patent and Trademark Office: (i) Smart Sponge®, which denotes the Smart Sponge material itself in its various shapes and sizes; (ii) Ultra-Urban® Filter, which denotes AbTech Industries’ line of storm drain filtration devices; and (iii) SMART PAK®, which describes Smart Sponge material compacted into blocks, bricks or other pre-shaped forms. AbTech Industries also trademarked, but does not currently use, the name OARS®, which denotes an oil aquatic recovery system encompassing Smart Sponge products.
3.	Trade Secrets
     In order to protect its trade secrets and un-patented proprietary information arising from its development activities, AbTech Industries requires its employees, consultants and contractors to enter into agreements providing for confidentiality, non-disclosure and Company ownership of any trade secret or other un-patented proprietary information developed by employees, consultants or contractors during their employment or engagement by AbTech Industries. AbTech Industries also requires all potential collaborative partners and distributors to enter into confidentiality and non-disclosure Agreements.
     Research and Development
     The current Smart Sponge technology has prompted the development of a robust line of products. However, to ensure future growth, new products and technologies must be developed. Research and development effort is expended only on projects that meet certain criteria. The project must have a reasonable commercial potential, both in terms of revenue and in terms of profit margins. The products developed from the work must inherently be differentiated from competing products, if any, or allow AbTech Industries to fill a critical gap in its products offering. The development time to achieve the new technology or product must also be reasonable.
     AbTech Industries has spent over $20 million during the past 13 years to develop, test (lab and field) and deploy its Smart Sponge products and establish AbTech Industries as a viable supplier and competitor in the stormwater market. AbTech Industries’ primary research and development efforts are currently focused in six areas:
     Expand Data Base/Scientific Background. This research primarily involves the evaluation of Smart Sponge and other polymers to determine absorption performance under varying conditions and with a variety of contaminants. This testing not only provides independent verification of product performance but also allows AbTech Industries to provide more reliable information to customers about the product’s performance under various field conditions. To provide this data, AbTech Industries initiated several third party testing projects in 2007.
     Anti-microbial Smart Sponge. AbTech Industries remains committed to developing filtration solutions that address not only hydrocarbons, but also other contaminants that are polluting water (e.g., metals and fertilizers). One area of high interest and current activity is enhancements that have given Smart Sponge Popcorn the ability not only to absorb hydrocarbons but also to reduce bacteria in a water stream.
     End of Pipes and vault applications. Over the past several years, AbTech Industries has experimented in the field with several filtration ideas to deploy Smart Sponge media in downstream/end-of-pipe applications such as vaults and outfall pipes. The unique and key properties of the Smart Sponge material (i.e., porous, moldable, oleophilic and antimicrobial) make it economically suitable and desirable to treat contaminated runoff which cannot be treated at the catch basin (or is not effectively or economically treated by existing solutions such as hydrodynamic separators or ultra-violet light). After installations by Rhode Island Department of Transportation in an experimental field study at Scarborough Beach in 2005 and further corresponding work completed by the University of Rhode Island, AbTech Industries determined that product performance and maintenance could be optimized in end of pipe applications using underground vaults and chambers. These vaults can be of any size depending on the specific need. Smaller applications with lower flow rates and contamination levels can use relatively small vaults deploying SMART PAKS, whereas the larger applications with greater flow rates and high contamination levels would use large chambers/vaults using combination of Smart Sponge Popcorn and SMART PAKS.
     Larger vault systems offer an unprecedented way to attack large scale water problems and offer AbTech Industries the greatest potential for revenue growth. As a point of reference, AbTech Industries’ Ultra-Urban Filter uses on average about 20 pounds of Smart Sponge material, whereas a vault system can use up to 10,000 pounds or more of Smart Sponge material per site. AbTech Industries intends to continue to develop the data and technology that will define scalable vault system solutions that can be deployed in a wide variety of applications.
     Sediment. Though not designed to remove sediment, the Ultra-Urban Filter and vault systems have shown capability of reducing total suspended solids (“TSS”) in contaminated runoff. Testing through Alden Labs has already confirmed the ability of small vault systems to remove approx 80% of TSS. This is important not only to remove the sediment from the effluent, but to keep it from entering into the Smart Sponge material where it can hinder the long term performance of the technology.
     Other R&D projects that AbTech Industries intends to pursue include:
•	use of Smart Sponge material in secondary treatment of wastewater effluent;

•	products specially suited to the marina and recreational boating market; and

•	produced and process water applications.
     AbTech Industries’ strategy on all of these projects is to partner with third parties (universities, engineering companies or other specialists) for experimentation and validation of proposed concepts. AbTech Industries is working cooperatively with, Millsaps College, California State University at Fullerton, Alden Labs, NAMSA and Hydroqual, Inc. on various projects and is looking at other qualified partners for specific projects. AbTech Industries will maintain its own R&D treatability lab for internal research and quality control of raw material and finished products.

Manufacturing and Engineering
     As manufacturing volumes increase, AbTech Industries intends to maintain its core engineering competencies in the United States and create a manufacturing outsourcing network capable of supplying existing and future products around the world. The network will include some internal manufacturing (mainly assembly) capabilities but will largely comprise contract manufacturers and/or strategic partners with the desired expertise and facilities to cost-effectively manufacture AbTech Industries’ products. Due to the nature of the product (very low specific gravity or density, therefore high unitary shipping cost), AbTech Industries expects to establish its manufacturing and warehousing sites in key geographic areas. The manufacturing network will have an integrated information system capable of effectively managing production orders and ensuring high quality products manufactured to consistent specifications around the world. This plan will be rolled out in two steps:
1.	Short term (up to 12 months)
     AbTech Industries will fully exploit its internal manufacturing capabilities at its 13,000 square foot facility in Phoenix, Arizona. While maximizing the capacity of this facility, AbTech Industries will search out and train outsourcing partners in the United States and other regions. Products not using the Smart Sponge material will be contracted to outside manufacturers.
2.	Long term (12 months or longer)
     AbTech Industries intends to outsource manufacturing of all components and most of the finished products, focusing on total quality and consistency. Due to the very atypical process and equipment used in AbTech Industries’ manufacturing, there is a possibility that certain products (Line and Passive Skimmers) will continue to be partially manufactured internally.
Regulatory
     In mid-2008, the EPA initiated a compliance action against AbTech Industries alleging that AbTech Industries was in violation of the Federal Insecticide, Fungicide and Rodenticide Act by distributing Smart Sponge Plus, which the EPA considered to be an unregistered pesticide. Despite the EPA’s prior position that registration of AbTech Industries’ Smart Sponge Plus for use in stormwater filtration applications was not required or allowed, in subsequent discussions with the EPA it became evident that the EPA considered it imperative that AbTech Industries register its Smart Sponge Plus material as a pesticide if AbTech Industries intends to make claims about its antimicrobial capability. Consequently, in 2008, AbTech Industries began to prepare a registration application for Smart Sponge Plus, which was eventually filed with the EPA in September 2009. In July 2010, AbTech Industries received notice from the EPA that its application had been approved with certain conditions requiring AbTech Industries to submit additional testing data to the EPA by July 1, 2011. AbTech Industries is currently proceeding with the testing required to generate the requested data. The registration number for Smart Sponge Plus is 86256-1. AbTech Industries is not aware of any other competitive product that has been approved by the EPA for outdoor use as an antimicrobial (pesticide) and believes that this registration will further differentiate Smart Sponge Plus products from other competitive products on the market.
Employees
     As of March 24, 2011, we and AbTech Industries together had fourteen full-time employees, three part-time employees, and three full-time consultants. Seven of these individuals are involved in sales and marketing; four in production; three in research and development, and six in administrative functions.
Where You Can Find More Information
     We are required to file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other information with the Securities and Exchange Commission (the “SEC”). The public can obtain copies of these materials by visiting the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549, by calling the SEC at 1-800-732-0330, or by accessing the SEC’s website at

http://www.sec.gov. Links to these reports can also be found on our website at www.abtechindustries.com, under the INVESTORS section of the website.

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
     The risk factors discussed below relate to our business and operations following the consummation of the Merger and, accordingly, relate primarily to Abtech Holdings and its subsidiary, AbTech Industries. As used in this “Risk Factors” section, the terms “Company,” “we,” our” and like words mean Abtech Holdings together with Abtech Industries, unless the context otherwise requires.
Risks Relating to Our Business
Our ability to generate revenue to support our operations is uncertain.
     We are in the early stage of our business and have a limited history of generating revenues. We have a limited operating history upon which you can evaluate our potential for future success, and we are subject to the additional risks affecting early-stage businesses. Rather than relying on historical information, financial or otherwise, to evaluate our Company, you should evaluate our Company in light of your assessment of the growth potential of our business and the expenses, delays, uncertainties, and complications typically encountered by early-stage businesses, many of which will be beyond our control. Early-stage businesses in rapidly evolving markets commonly face risks, such as the following:
•	unanticipated problems, delays, and expenses relating to the development and implementation of their business plans;

•	operational difficulties;

•	lack of sufficient capital;

•	competition from more advanced enterprises; and

•	uncertain revenue generation.
Our limited operating history may make it difficult for us to forecast accurately our operating results.
     Our planned expense levels are, and will continue to be, based in part on our expectations, which are difficult to forecast accurately based on our stage of development and factors outside of our control. We may be unable to adjust spending in a timely manner to compensate for any unexpected developments. Further, business development expenses may increase significantly as we expand operations. To the extent that any unexpected expenses precede, or are not rapidly followed by, a corresponding increase in revenue, our business, operating results, and financial condition may be materially and adversely affected.
We have a history of losses that may continue, which may negatively impact our ability to achieve our business objectives.

     We have incurred net losses since our inception. Abtech Holdings’ net loss from inception to December 31, 2010, is approximately $200,000, and AbTech Industries had a net loss of approximately $3 million during the fiscal year ended December 31, 2010. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. There can be no assurance that future operations will be profitable. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.
Our success depends on our ability to expand, operate, and manage successfully our operations.
     Our success depends on our ability to expand, operate, and manage successfully our operations. Our ability to expand successfully will depend upon a number of factors, including the following:
•	signing with strategic partners, dominant in their field

•	the continued development of our business;

•	the hiring, training, and retention of additional personnel;

•	the ability to enhance our operational, financial, and management systems;

•	the availability of adequate financing;

•	competitive factors;

•	general economic and business conditions; and

•	the ability to implement methods for revenue generation.
If we are unable to obtain additional capital, our business operations could be harmed.
     The development and expansion of our business may require additional funds. In the future, we may seek additional equity or debt financing to provide capital for our Company. Such financing may not be available or may not be available on satisfactory terms. If financing is not available on satisfactory terms, we may be unable to expand our operations. While debt financing will enable us to expand our business more rapidly than we otherwise would be able to do, debt financing increases expenses and we must repay the debt regardless of our operating results. Future equity financings could result in dilution to our stockholders.
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
     Our inability to obtain adequate capital resources, whether in the form of equity or debt, to fund our business and growth strategies, may require us to delay, scale back, or eliminate some or all of our operations, which may adversely affect our financial results and ability to operate as a going concern.
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
Our independent auditors have expressed substantial doubt about its ability to continue as a going concern, which may hinder our ability to obtain future financing.
     In their report dated March 31, 2011, our independent auditors stated that our financial statements for the fiscal year ended December 31, 2010 were prepared assuming that Abtech Industries would continue as a going concern. Its ability to continue as a going concern is an issue raised as a result of recurring losses from operations. Prior to the consummation of the Merger, each of Abtech Holdings and AbTech Industries had net operating losses. Our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.
We depend on our officers and key employees who would be difficult to replace, and our business will likely be harmed if we lose their services or cannot hire additional qualified personnel.
     Our success depends substantially on the efforts and abilities of our officers and other key employees. Abtech Industries has employment agreements with its chief executive officer, its chief financial officer, and certain key employees, but we do not think those agreements limit any employee’s ability to terminate his or her employment. We have key person life insurance on Glenn R. Rink, our president, chief executive officer and a director; we do not have key person life insurance covering any of our other officers or other key employees. The loss of services of one or more of our officers or key employees or the inability to add key personnel could have a material adverse effect on our business. Competition for experienced personnel in our industry is substantial. Our success depends in part on our ability to attract, hire, and retain qualified personnel. In addition, if any of our officers or other key employees join a competitor or form a competing company, we may lose some of our customers.
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
The expected results from the Merger may vary significantly from our expectations.
     The expected results from the Merger might vary materially from those anticipated and disclosed by us. These expectations are inherently subject to uncertainties and contingencies. These assumptions may be impacted by factors that are beyond our control, including, but not limited to, general economic factors impacting the U.S. economy.

The Merger could be difficult to integrate, disrupt business, dilute stockholder value, and harm operating results of the combined entity.
     Our experience in acquiring and integrating businesses is limited. The recent Merger with AbTech Industries involves numerous risks, including the following:
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
     These factors and potential unforeseeable costs may result in disruption to the business of the combined entity and any such disruption could have a significant negative impact on the combined entity’s assets, revenue, expenses, and stock price.
The effects of the recent global economic downturn may adversely impact our business, operating results, or financial condition.
     The recent global economic downturn has caused disruptions and volatility in global financial markets and increased rates of default and bankruptcy and has impacted levels of consumer and commercial spending. We are unable to predict the duration or severity of the current global economic and financial crisis. There can be no assurance that any actions we may take in response to further deterioration in general economic and financial conditions will be sufficient. A protracted continuation or worsening of the global economic downturn or disruptions in the financial markets could have a material adverse effect on our business, financial condition, or results of operations.
If we do not achieve broad market acceptance of our clean technology products and services, we may not be successful.
     Although our clean technology products and services will serve existing needs, our delivery of these products and services is unique and subject to broad market acceptance. As is typical of any new product or service, the demand for and market acceptance of these products and services are highly uncertain. We cannot assure you that any of our products and services will be commercialized on a widespread basis. The commercial acceptance of our products and services may be affected by a number of factors, including the willingness of municipalities and other commercial and industrial entities to use our clean technology products and services to control the quality of water and other fluids. If the markets for our products and services fail to develop on a meaningful basis, if they develop more slowly than we anticipate, or if our products and services fail to achieve sufficient market acceptance, our business and future results of operations could be adversely affected.
Because our clean technology products may be designed to provide a solution which competes with existing methods, we are likely to face resistance to change, which could impede our ability to commercialize this business.
     Our clean technology products may be designed to provide a solution to environmental challenges created by contaminated water and other fluids. Currently, large and well capitalized companies provide services in these areas. These competitors have strong relationships with their customers’ personnel, and there is a natural reluctance for businesses to change to new technologies, particularly in such industries as the oil and gas industries where our future products may be relevant. This reluctance is increased when potential customers make significant capital investments in competing technologies. Because of these obstacles, we may face substantial barriers to commercializing our business.
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
     In addition, our competitors may adapt more quickly to new technologies and changes in customers’ requirements than we can. The products that we are currently developing or those that we will develop in the future, may not be technologically feasible or accepted by the marketplace, and our products or technologies could become uncompetitive or obsolete.
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
     Federal, state, and local authorities extensively regulate the stormwater and oil and gas industries, which are primary industries in which we may sell our products and offer our services. Legislation and regulations affecting the industries are under constant review for amendment or expansion. State and local authorities regulate various aspects of stormwater and oil and gas activities that ultimately affect how customers use our products and how we develop and market our products. The overall regulatory burden on the industries increases the cost of doing business, which, in turn, decreases profitability.
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
     As part of our efforts to streamline operations and to cut costs in the future, we may decide to outsource aspects of our manufacturing processes and other functions. If our contract manufacturers or other outsourcers fail to perform their obligations in a timely manner or at satisfactory quality levels, our ability to bring products to market and our reputation could suffer. For example, during a market upturn, our contract manufacturers may be unable to meet our demand requirements, which may preclude us from fulfilling our customers’ orders on a timely basis. The ability of these manufacturers to perform is largely outside of our control. Additionally, outsourcing may take place in developing countries and, as a result, may be subject to geopolitical uncertainty.
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
     Any projected results of operations, including the recent Merger with AbTech Industries, involve significant risks and uncertainty, should be considered speculative, and depend on various assumptions which may not be correct. The future performance of our Company and the return on our common stock depends on a complex series of events that are beyond our control and that may or may not occur. Actual results for any period may or may not approximate any assumptions that are made and may differ significantly from such assumptions. We can provide no assurance or prediction as to our future profitability or to the ultimate success of an investment in our common stock.
The compensation we pay to our executive officers and employees will likely increase, which will affect our future profitability.

     We believe that the compensation we have historically paid to our executive officers is within the lower quartile of compensation paid by companies similar to our Company. Following the closing of the Merger with AbTech Industries, we intend to increase the compensation payable to the combined entity’s executive officers and employees. An increase in compensation and bonuses payable to our executive officers and employees could decrease our net income.
As a public reporting company, we are subject to new corporate governance and internal control reporting requirements, and our costs related to compliance with, or our failure to comply with existing and future requirements, could adversely affect our business.
     We may face new corporate governance requirements under the Sarbanes-Oxley Act of 2002, as well as new rules and regulations subsequently adopted by the Securities and Exchange Commission (the “SEC”) and the Public Company Accounting Oversight Board. These laws, rules, and regulations continue to evolve and may become increasingly stringent in the future. We are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). We are a smaller reporting company as defined in Rule 12b-2 under the Exchange Act. Section 404 requires us to include an internal control report with our Annual Report on Form 10-K. The report must include management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year. This report must also include disclosure of any material weaknesses in internal control over financial reporting that we have identified. Failure to comply, or any adverse results from such evaluation, could result in a loss of investor confidence in our financial reports and have an adverse effect on the trading price of our securities. We strive to continuously evaluate and improve our control structure to help ensure that we comply with Section 404. The financial cost of compliance with these laws, rules, and regulations is expected to remain substantial. We cannot assure you that we will be able to fully comply with these laws, rules, and regulations that address corporate governance, internal control reporting, and similar matters. Failure to comply with these laws, rules, and regulations could materially adversely affect our reputation, financial condition, and the value of our securities.
As a public company, we will have significant operating costs relating to compliance requirements and our management is required to devote substantial time to compliance initiatives.
     Our management has only limited experience operating AbTech Industries as a public company. To operate effectively, we will be required to continue to implement changes in certain aspects of our business and develop, manage, and train management level and other employees to comply with on-going public company requirements. Failure to take such actions, or delay in the implementation thereof, could have a material adverse effect on our business, financial condition, and results of operations.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS.
     Not applicable.
ITEM 2. PROPERTIES.
     We currently maintain an administrative office located at 4110 North Scottsdale Road, Suite 235, Scottsdale, Arizona 85251. The company also leases space for its manufacturing facility located at 3610-2 E. Southern Ave., Phoenix, AZ 85040. Our telephone number is (480) 874-4000.
ITEM 3. LEGAL PROCEEDINGS.
     None.
ITEM 4. RESERVED.
     Not applicable.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES.
Market Information
     Since inception, there has been a limited trading market for our common stock. Our common stock is listed on the OTCBB under the symbol “ABHD.” Our common stock has been listed on the OTCBB since June 2010. Prior to that time, there was no public market for our common stock. The common stock of AbTech Industries has never traded on a public market.
Stockholders
     Prior to the Merger, there were approximately 17 shareholders of record of Abtech Holding’s common stock based upon the shareholders’ listing provided by our transfer agent. Our transfer agent is Holladay Stock Transfer. The transfer agent’s address is 2939 North 67th Place, Scottsdale, Arizona 85251 and its phone number is (480) 481-3940.
     After the closing of the Merger, there were approximately 216 shareholders of record of our common stock.
Dividends
     We have never declared or paid cash dividends on our common stock, and we do not anticipate paying dividends in the foreseeable future. Our future payment of dividends will depend on our earnings, capital requirements, expansion plans, financial condition, and other relevant factors that our Board of Directors may deem relevant. Our retained earnings deficit currently limits our ability to pay dividends.

Purchases of Equity Securities By the Issuer and Affiliated Purchases
     There were no issuer purchases of our equity securities during the fiscal year ended December 31, 2010.
ITEM 6. SELECTED FINANCIAL INFORMATION.
     As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.
Forward-Looking Statements and Factors That May Affect Results
     You should read the following discussion and analysis in conjunction with our financial statements and related notes contained elsewhere in this report. This discussion contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those set forth under Item 1A, Risk Factors.
     Overview
     Abtech Holdings was incorporated in the State of Nevada on February 13, 2007 under the name “Laural Resources, Inc.” On February 10, 2011, Abtech Holdings consummated the Merger with AbTech Industries, pursuant to the Merger Agreement. Prior to the Merger, Abtech Holdings was a development stage company engaged in the business of acquiring and developing mineral properties, and a public reporting “shell company,” as defined in SEC Rule 12b-2 under the Exchange Act. As a result of the Merger, Abtech Holdings acquired all of the issued and outstanding common stock of AbTech Industries (through a reverse acquisition transaction) in exchange for the stockholders of AbTech Industries acquiring a 78% ownership interest in Abtech Holdings, AbTech Industries became Abtech Holdings’ majority-owned subsidiary, and Abtech Holdings acquired the business and operations of AbTech Industries.
     This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based on and related only to AbTech Industries. Prior to the consummation of the Merger, Abtech Holdings was a “shell company” that did not have an active business and its results of operations are immaterial and are not included in the discussion below. Key factors affecting AbTech Industries’ results of operations during the periods covered in this section include revenues, cost of revenues, operating expenses and income, and taxation.
     For accounting purposes, the Merger transaction has been accounted for as a reverse acquisition, with AbTech Industries as the acquirer. The consolidated financial statements of Abtech Holdings included in this annual report on Form 10-K represent a continuation of the financial statements of AbTech Industries, with one adjustment, which is to retroactively adjust the legal capital of AbTech Industries to reflect the legal capital of Abtech Holdings. See Note 1 of Notes to consolidated financial statements included elsewhere in this annual report on Form 10-K.
     This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on AbTech Industries’ consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported net sales and expenses during the reporting periods. On an ongoing basis, management evaluates these estimates and assumptions. Management bases the estimates on historical experience and on various other factors that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Results of Operations
     Comparison of the years ended December 31, 2010 and 2009
     Revenues increased by 65% in 2010 but remained below revenues generated in years prior to 2009 when the effects of a worldwide economic downturn stalled most projects with municipal and other customers. Approximately 23% of sales in 2010 are attributable to the sale of Smart Sponge products to one customer who donated the products for deployment in the Gulf of Mexico to treat the massive oil spill that occurred there during the year. The increase in sales in 2010 caused a substantial improvement in the gross margin from a negative ($167,263) in 2009 to a positive $41,983 in 2010. This gross margin for 2010 remains far below targeted gross margins due to the cost of excess capacity at our manufacturing facility, which cost is charged directly to cost of goods sold. We do not currently have plans to reduce excess manufacturing capacity, and we anticipate that the excess capacity will continue to adversely affect gross margins at least through 2011.
     Selling, general and administrative expenses increased by $431,553 (22%) in 2010 due in part to the legal, accounting and other costs associated with the merger of Abtech Holdings and AbTech Industries which closed in February, 2011. Additional costs were also incurred for personnel and other costs associated with efforts to implement the Company’s strategy of developing alliances with companies that have dominant positions in the specific industry segments targeted by AbTech for distribution of Smart Sponge products. Research and development efforts were redirected for a significant portion of 2010 to modify Smart Sponge products for easy and effective deployment in treating the Gulf oil spill. These efforts caused research and development expense to increase by approximately $48,000 in 2010. While AbTech Industries products were used on only a limited basis to address the Gulf spill, these development costs are expected to benefit new products for other applications with similar performance requirements.
     Interest expense increased from $48,149 in 2009 to $115,568 in 2010, due primarily to a full year’s interest accrued on a $500,000 promissory note issued in June of 2009 and interest accrued on $300,000 of other interest bearing notes issued during 2010.
Liquidity and Capital Resources
     To date, AbTech Industries has not generated sufficient revenue to cover its operating costs and continues to operate with negative cash flow. At December 31, 2010, our cash balance was $4,123, representing less than one month of expected negative cash flow from operations. While we expect to achieve significant sales growth over the long-term, continued negative cash flow from operations is expected in the short term.
     Operations in 2009 and 2010 were funded primarily by proceeds from the issuance of various promissory notes and convertible promissory notes (the “Notes”) and advances pertaining to the $3 million funding requirement of the Merger. These proceeds amounted to $2,827,865 in 2010 and $2,211,000 in 2009. The Notes are convertible into shares of AbTech Industries’ Series A preferred stock at a conversion rate of $3.75 per share. The Series A preferred stock is convertible into shares of Abtech Holding common stock at a rate of 5.32 shares of Abtech Holdings common stock for each share of AbTech Industries Series A preferred stock. One $500,000 Note, issued in June of 2009, has an interest rate of 12% per annum and three Notes totaling $300,000, issued in April of 2010, have an interest rate of 12% per annum. All other Notes issued in 2009 and 2010 were non-interest bearing.
     Pursuant to the Merger Agreement, the Merger was expected to provide $3 million in cash to AbTech Industries, which amount includes cash advances made to AbTech Industries by Abtech Holdings prior to consummation of the Merger. As of the Merger closing on February 10, 2011, AbTech Holdings had provided $1,645,000 of such cash advances to AbTech Industries. At the Merger closing (and as a condition precedent to such closing), AbTech Industries received from Abtech Holdings the $3 million cash less the total of all cash advances received prior to closing. This remaining capital infusion was paid in connection with the closing of the Merger in the form of a promissory note in the original principal amount of $1,355,000. The note is payable not later than April 15, 2011. This funding is expected to provide the cash needed for AbTech Industries to continue operations while it seeks additional funding to meet its longer-term capital needs.
     Our balance sheet at December 31, 2010 shows $569,042 of inventory, a relatively large amount compared to net revenues for 2010 of $433,658. This supply of inventory on hand will mitigate some of the working capital requirements AbTech Industries will encounter in the event it successfully increases sales revenue. At December 31, 2010, AbTech Industries had received customer deposits of $193,180 as prepayments by certain distributors for future product orders. Future sales to these distributors will not generate positive cash flow until the prepayments are depleted. AbTech Industries also intends to reduce the relatively large balance of accounts payable ($629,470 at December 31, 2010) which would also have a negative effect on cash flow.
     AbTech Industries made $15,596 of capital expenditures in 2010 and made no material capital expenditures in 2009. As of December 31, 2010, AbTech Industries had no commitments for future capital expenditures.
Contractual Obligations
     As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, Abtech Holdings is not required to provide the information required by this item.
Off-Balance Sheet Arrangements
     We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity, or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk, or credit support to us or engages in leasing, hedging, or research and development services with us.
Critical Accounting Policies
     Our discussion and analysis of our financial condition and results of operations, including the discussion on liquidity and capital resources, are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management re-evaluates its estimates and judgments. For any given individual estimate or assumption we make, it is possible that other people applying reasonable judgment to the same facts and circumstances could develop different estimates. We believe that, given the current facts and circumstances, it is unlikely that applying any such other reasonable judgment would cause a material adverse effect on our results of operations, financial position, or liquidity for the periods presented in this report.
     The going concern basis of presentation assumes we will continue in operation throughout the next fiscal year and into the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. Certain conditions, discussed above, currently exist which raise substantial doubt upon the validity of this assumption. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.
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
     Our critical accounting policies include fair values of financial instruments, inventory valuation, warranty accrual, deferred charges, revenue recognition, allowance for doubtful accounts, customer deposits, cost recognition, long-lived assets, income taxes, stock-based compensation, accounting for conversion options, imputed interest and business combinations and are discussed in detail in the financial statements filed herewith, as are recent accounting pronouncements.

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
ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES.
     This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.
Changes in Internal Control over Financial Reporting
     We have had very limited operations and there were no changes in our internal controls over financial reporting that occurred during the fiscal year ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
ITEM 9B. OTHER INFORMATION.
     There were no items requiring reporting on Form 8-K that were not reported on Form 8-K during the fourth quarter of the year covered by this Form 10-K.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Directors and Executive Officers — Prior to the February 2011 effective date of the Merger
     The following table sets forth the names, positions, and ages of Abtech Holdings’ officers and directors as of December 31, 2010:

Name and Address	Position(s)	Age
Mandi Luis	Chief Executive Officer, President,	54
	and Director (1)

Robert MacKay	Chief Financial Officer,	48
	Chief Accounting Officer, Secretary, Treasurer, and Director (2)

Glenn R. Rink	Director (3)	51

(1)	Mandi Luis was appointed a director on February 23, 2007 and President and Chief Executive Officer on February 24, 2007 and served until her resignation on February 10, 2011 pursuant to the Merger Agreement.

(2)	Robert MacKay was appointed a director on February 24, 2007 and Chief Financial Officer, Chief Accounting Officer, Secretary, and Treasurer on February 24, 2007 and served until his resignation on February 10, 2011 pursuant to the Merger Agreement.

(3)	Glenn R. Rink was elected a director on October 10, 2010, to fill an existing vacancy. At the time of this election, Mr. Rink was (and he still is) the President, Chief Executive Officer and a Director of AbTech Industries. Prior to the consummation of the Merger in February 2011, Mr. Rink was not an employee of Abtech Holdings.
     The information below with respect to our directors includes each director’s experience, qualifications, attributes, and skills that led our Board of Directors to the conclusion that he or she should serve as a director.
     Mandi Luis has served as a Director and President and Chief Executive Officer of our Company since February 2007. Ms. Luis worked for a major Canadian bank for over 27 years, starting out in mortgage lending and soon rising to branch and regional management positions, with her emphasis shifting to human resources, project management, and “workplace wellness” during her last decade with the bank. During the past five years, Ms. Luis has operated a consulting firm that provides individual and group career consulting, including such services as career development, job search techniques and skills, interview preparation, resume building, and hosting/marketing of career development retreats and seminars.
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
     Biographical information for Mr. Rink is set forth below in this Item 10, under the caption “Directors and Executive Officers Following the Effective Date of the Merger.”
     None of the officers and directors who served during the transition period from June 1, 2010 to December 31, 2010 worked full time for the Company. Ms. Luis spent approximately 24 hours a month on administrative and accounting matters, and Mr. MacKay spent approximately 16 hours per month on corporate matters. None of our directors is an officer or director of any other company with a class of securities registered pursuant to Section 12 of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940, as amended.
Significant Employees
     As of December 31, 2010, Abtech Holdings had no full-time employees, although each of its officers and directors devoted a portion of his and her time to the affairs of our Company.
Certain Relationships
     There are no arrangements, understandings, or family relationships pursuant to which the executive officers or directors of Abtech Holdings were selected. There are no related party transactions between Abtech Holdings and its executive officers or directors.
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
     To our knowledge, based solely on review of the copies of such reports furnished to us for the transition period from June 1, 2010 to December 31, 2010, no Section 16(a) reports required to be filed by our executive officers, directors, and greater-than-10% stockholders were not filed on a timely basis.
Directors and Executive Officers Following the Effective Date of the Merger
     As a condition to closing the Merger Agreement, Ms. Mandi Luis resigned as Chief Executive Officer, President, and Director of the Company, and Mr. Robert MacKay resigned as Chief Financial Officer, Chief Accounting Officer, Secretary, Treasurer, and Director of the Company, both resignations effective February 10, 2010 upon the effectiveness of the Merger. On October 4, 2010, Glenn R. Rink, the President, Chief Executive Officer and a Director of AbTech Industries, was appointed to the Board of Directors of Abtech Holdings, filling an existing vacancy. Upon the effectiveness of the Merger, Olivia H. Farr, David Greenwald, A. Judson Hill, Jonathan Thatcher, Karl Seitz, and F. Daniel Gabel, the current directors (together with Mr. Rink) of AbTech Industries, were appointed to the Company’s Board of Directors. At the closing of the Merger, Mr. Glenn R. Rink was appointed Chief Executive Officer and President, Mr. Lane J. Castleton was appointed Chief Financial Officer, Vice President, and Treasurer, and Ms. Olivia H. Farr was appointed Secretary of the Company.
     The following persons constitute the Company’s executive officers and directors following the closing of the Merger on February 10, 2011:

Name	Age	Position
Glenn R. Rink	51	Chief Executive Officer, President, and Director
Lane J. Castleton	55	Chief Financial Officer, Vice President, and Treasurer
Olivia H. Farr	49	Secretary and Director
David Greenwald	55	Director
A. Judson Hill	56	Director
Jonathan Thatcher	41	Director
Karl Seitz	60	Director
F. Daniel Gabel	72	Director
     Biographical information respecting each of such executive officers and directors is set forth below.
     Glenn R. Rink, Chief Executive Officer, President, and Director. Mr. Rink is an entrepreneur and founder of AbTech Industries. Since AbTech Industries’ inception, in June 1995, Mr. Rink has led AbTech Industries through its transition from a start-up R&D venture to an operating company with developed products on the market. From 1992 to 1995, Mr. Rink was the President of HydroGrowth International, an agricultural products company that specializes in aqueous absorption polymer technology. The advancement of this technology at HydroGrowth expanded into the development and application of polymer technologies and fostered the founding of AbTech Industries. For the 12 years prior to founding HydroGrowth, Mr. Rink was involved in the restaurant industry where he participated in business expansions and acquisitions that resulted in the creation of Desert Moon Cafe, a successful restaurant franchise business. Mr. Rink is also currently the Chairman of the Board of Trustees of Waterkeepers Alliance, Inc., a nonprofit organization working to protect water resources.
     Lane J. Castleton, Chief Financial Officer, Vice President, and Treasurer. Mr. Castleton has been AbTech Industries’ Chief Financial Officer since 1998 and has over 28 years experience in managing accounting and finance functions. From 1992 to 1997, Mr. Castleton managed the finance, accounting and administrative functions of Marine Preservation Association, an oil industry trade association that funded the establishment of national catastrophic oil spill response capability. For nine years, Mr. Castleton served as the Controller and Chief Financial Officer of Symbion, Inc., a publicly traded medical device manufacturing company. Mr. Castleton is a CPA with a Masters degree in Professional Accountancy and public accounting experience gained as an auditor with Coopers & Lybrand (now PricewaterhouseCoopers), an international public accounting firm.

     Olivia H. Farr, Secretary and Director. Ms. Farr is currently Chief Executive Officer of Best Movies by Farr, a website and event business promoting the best in film. Ms. Farr is a trustee of the John Merk Fund, St. Mark’s School and is actively involved in her town’s efforts to lower its greenhouse gas emission. Past employment includes Partner at First Funding Associates in Stamford, Connecticut, Research Associate at Natural Resources Defense Council and Assistant Director of the Mrs. Giles Whiting Foundation. Ms. Farr has an M.B.A. from Pace University, an M.P.A. from New York University and a B.A. from the University of Pennsylvania.
     David Greenwald, Director. Mr. Greenwald is the Chairman of Lansco Colors, a global supplier of pigments to the coatings, ink, plastic and construction industries. During his more than 30 years with Lansco, he also served as President of Shoot the Moon Productions (1982-1984), a company that produced with Warner Bros., a television series that ran for four years and is still in syndication in some markets. From 1995 to 1999 Mr. Greenwald served on the Board of Directors for Northern Westchester Center For the Arts and from 2000 to 2008 served on the Board of Directors of The Boys and Girls Clubs of Northern Westchester. He received a B.A. from Connecticut College.
     A. Judson Hill, Director. Mr. Hill is the Managing Director of NGP Energy Capital Management, a private equity firm. Previously, Mr. Hill was the Managing Partner with Summit Global Management Inc., focusing on strategic business development and private-market investments. Mr. Hill was formerly a Partner with The Halifax Group, a Washington DC private equity firm with investments including water and other infrastructure-related businesses, and Aqua International Partners, L.P., a private equity fund affiliated with Texas Pacific Group focused exclusively in the global water sector. Mr. Hill earlier served as a Managing Director for HSBC, where he was responsible for investment-banking activities including water technology/services and water utilities. Mr. Hill also has 15 years of operational management experience with Westinghouse Electric Corp. and Atlantic Richfield Corp. Mr. Hill has B.S./M.S. degrees in Civil/Environmental Engineering from the University of Pittsburgh and a B.S. degree in Biology and Chemistry from Edinboro University.
     Karl Seitz, Director. Mr. Seitz is the past President of Deimos Ventures, LLC, a private equity fund focused on investing in early stage technology companies relative to water, bio fuels and genetics. He was responsible for the overall management of the fund including investment strategy, analysis and acquisitions. Prior to forming Deimos, Mr. Seitz served with Mars, Inc., a global food manufacturer, for 20 years in a number of domestic and international financial positions. He became a CPA after receiving his Bachelor of Arts from UCLA in Economics and Political Science. Mr. Seitz was formerly Controller for Kawasaki Motors USA from 1977 to 1984 and Senior Tax Advisor at Arthur Andersen from 1973 to 1977). He is active in a number of community non-profit organizations in Southern California.
     Jonathan Thatcher, Director. Mr. Thatcher is the past Director and President of Exeter Life Sciences, Inc, a holding company that invests in and promotes human, plant and animal technologies that positively contribute to the health of people, the environment and animals. Mr. Thatcher has also previously served as Chairman of Arcadia Biosciences, the Co-founder and Chairman of Kronos — The Optimal Health Company, the Chairman of Viagen, Inc., the Chairman and Interim President for Start Licensing, Inc., and a Director of OneTouch Systems, Inc. Mr. Thatcher is a member of the board and Chair of the Governance Committee for the Arizona Chapter of the National Multiple Sclerosis Society.
     F. Daniel Gabel, Jr., Director. Mr. Gabel has been the President and Chief Executive Officer of Hagedorn & Company, an International Insurance Broker, since 1979. Mr. Gabel began his career with Hagedorn & Company in 1963 after three years with Price Waterhouse & Company. Mr. Gabel is a Director of the Insurance Broker Association of New York State and a past Director of the National Association of Insurance Brokers. Mr. Gabel is a Director on the Board of Trustees of Waterkeepers Alliance, Inc., a non-profit organization working to protect water resources. He is also a Director and Finance Chairman for Cheshire Academy, a Director and Vice President of Hundred Year Association and a Director of Friends of the Earth Inc. Mr. Gabel is a Chartered Life Underwriter with a B.A. degree in Accounting from Duke University.
Terms of Office
     The Company’s Directors are appointed for a one-year term to hold office until the next annual general meeting of the Company’s stockholders or until removed from office in accordance with the Company’s Bylaws and the provisions of the Nevada Revised Statutes. The Company’s directors hold office after the expiration of his or her term until his or her successor is elected and qualified, or until he or she resigns or is removed in accordance with the Company’s Bylaws and the provisions of the Nevada Revised Statutes.
     The Company’s New Officers are appointed by the Company’s Board of Directors and hold office until removed by the Board of Directors.
Key Employees of AbTech Industries
     Rodolfo B. Manzone, Ph.D., Executive Vice President and Chief Technology Officer. Dr. Manzone joined AbTech Industries in April of 2000. Dr. Manzone has extensive international business experience gained from 28 years in the commercial, technical and marketing environment with major chemical/polymer companies (Exxon Chemical and Montedison). Before joining AbTech Industries, he worked for ten years in various positions within Enichem, a large, international chemical company that manufactures some of the key polymer components used in AbTech Industries’ products. Dr. Manzone received his Ph.D. in Chemistry from State University, Genoa, Italy in 1981 and a Masters of International Marketing from Bocconi University, Milano, Italy, in 1988.
Gordon Brown, Vice President Corporate Development. Prior to joining AbTech Industries in 2010, Mr. Brown dedicated much of his time and energies to various causes, including the environment, personal growth and accountability, and working with men inside prisons in California. He was a Managing Member of the Authentic Leadership Center, and was President of the Board of Directors of the Inside Circle Foundation, where he remains a Board Member. Mr. Brown is currently Vice-Chair of the Waterkeeper Alliance Board of Trustees. After a successful career in radio, Mr. Brown began buying and selling income producing real estate, and has been doing it successfully since 1988. Mr. Brown has a B.A. in Communications form Cal State University, Chico, and is a Graduate of the Stanford University School of Media.
     There are no family relationships among any of our directors, officers, or key employees.
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
     In carrying out its responsibilities, the Board of Directors will consider candidates suggested by stockholders. If a stockholder wishes to formally place a candidate’s name in nomination, however, he or she must do so in accordance with the provisions of the Company’s Bylaws.
Committees of the Board of Directors
     Prior to the Merger, the Board of Directors of AbTech Industries had established an Audit Committee and a Compensation Committee. As of the effective date of the Merger, the Directors of AbTech Industries became the Board of Directors of AbTech Holdings. The new Directors of AbTech Holdings intend to constitute the audit committee and compensation committee for Abtech Holdings in a manner similar to the committees established for Abtech Industries. Those committees will likely adopt new charters. The information below refers to the past performance of committees of the Board of Directors of Abtech Holdings.

Audit Committee
     The Charter of the Audit Committee of the Board of Directors sets forth the responsibilities of the Audit Committee. The primary function of the Audit Committee is to oversee and monitor the Company’s accounting and reporting processes and the audits of the Company’s financial statements.
     As of December 31, 2010, the audit committee comprised Ms. Luis, President and Chief Executive Officer and Chairman of the audit committee, and Mr. MacKay, Chief Financial Officer, Chief Accounting Officer, Secretary, and Treasurer, neither of whom were independent. Neither Ms. Luis nor Mr. MacKay can be considered an “audit committee financial expert.”
     Since the inception of AbTech Holdings on February 13, 2007, its Board of Directors has conducted its business entirely by written consent resolutions and, as such, has not met. Its Audit Committee has held one meeting.
Other Committees
     As of December 31, 2010, the Board of Directors of Abtech Holdings had not established separately-designated standing nominating or compensation committees due to its financial conditions, small size, and limited operations and resources.
ITEM 11. EXECUTIVE COMPENSATION.
General Philosophy
     Our Board of Directors is responsible for establishing and administering the Company’s executive and director compensation.
Board Compensation
     We have no standard arrangement to compensate directors for their services in their capacity as directors. Directors are not currently paid for meetings attended. However, we intend to review and consider board compensation. All director travel and lodging expenses associated with corporate matters are reimbursed by the Company, if and when incurred.
Executive Compensation — Former Executive Officers
     During the full fiscal year of Abtech Holdings, which ended May 31, 2010 and during the transition period from June 1, 2010 through December 31, 2010, Ms. Luis, Abtech Holdings’ former Chief Executive Officer, President, and Director, received a management fee in the amount of $1,000 per month. This monthly fee was paid for Ms. Luis’ time in performing administrative functions for Abtech Holdings, including engaging consultants and developing its business plan. This fee was determined by the Board of Directors by considering the amount of time Ms. Luis provided to the Company and also took into consideration the financial condition of the Company. Except for Ms. Luis, no other former officer of Abtech Holdings received compensation during the last fiscal year or during the transition period.
Executive Compensation — New Executive Officers
     The following summary compensation table indicates the cash and non-cash compensation earned from AbTech Industries during the fiscal years ended December 31, 2010 and 2009 by AbTech Industries’ principal executive officer and its principal financial officers, and the only other executive officer of AbTech Industries whose total compensation exceeded $100,000 during those periods.

Summary Compensation Table

						Non-Equity
				Stock	Option	Incentive Plan	All Other
Name and Principal		Salary	Bonus	Awards	Awards	Compensation	Compensation	Total
Position	Year	($)	($)	($)	($)(3)(4)	($)	($)(1)	($)(2)
Glenn R. Rink	2010	150,000	-0-	-0-	41,698	-0-	7,884	199,582
Chief Executive Officer, President, and Director	2009	150,000	-0-	-0-	20,897	-0-	7,611	178,508

Lane J. Castleton	2010	121,154	-0-	-0-	25,542	-0-	-0-	146,696
Chief Financial Officer, Vice President, and Treasurer	2009	120,000	-0-	-0-	13,060	-0-	-0-	133,060

Rodolfo Manzone	2010	145,000	-0-	-0-	13,062	-0-	-0-	158,062
Exec. Vice President and Chief Technology Officer	2009	145,000	-0-	-0-	13,060	-0-	-0-	158,060

(1)	All Other Compensation consists of the value of a car based on the total lease and operating cost of the car, less the portion attributable to business use.

(2)	The dollar value in this column for each named executive officer or director represents the sum of all compensation reflected in the previous columns.

(3)	Outside or non-employee directors received an annual option award for the purchase of up to 15,000 shares of AbTech Industries’ common stock with an exercise price equal to the fair market value of the underlying common stock at the date of grant. Each annual option grant vests at the end of the applicable year, and expires five years following the date of grant. Each of the option grants listed in this table has an exercise price of $3.75 per share. The value of the option award was determined using the Black-Scholes model in accordance with the provisions of ASC 718.

(4)	The options for Mr. Rink and Mr. Castleton were granted by the Board of Directors on December 13, 2007 and October 11, 2010 and expire ten years from the date of Grant. The options granted on December 13, 2007 vest one-third at the end of each calendar through 2010. The options granted in 2010 vested immediately at the date of grant. The options for Mr. Manzone were granted by the Board of Directors on December 13, 2007 and expire on December 13, 2017. The options vest one-third at the end of each calendar year. The amounts shown in this table represent the options vesting in the specified year valued using the Black-Scholes model in accordance with the provisions of ASC 718.
None of our executive officers received any bonus, stock awards, non-equity incentive plan compensation, or non-qualified deferred compensation. Each executive officer is eligible for compensation adjustments upon the achievement of specific revenue targets and Mr. Rink and Mr. Castleton are entitled to receive minimum cash bonus awards of $50,000 and $14,000 respectively on December 31, 2011.

Potential Payments Upon Termination or Change-in-Control
     SEC regulations state that we must disclose information regarding agreements, plans, or arrangements that provide for payments or benefits to our executive officers in connection with any termination of employment or change in control of the Company. AbTech Industries has entered into employment agreements with Glenn R. Rink and Lane J. Castleton (the “Executives”). Under these agreements the Executives are entitled to compensatory benefits in the event the Executive terminates his employment for good reason (meaning the assignment to executive of any duties materially inconsistent with executive’s position, authority, duties or responsibilities as described in the agreement or failure of AbTech Industries to comply with the compensation and benefit provisions of the agreements) or upon the termination of the Executive’s employment by AbTech Industries without cause (meaning at the option of AbTech Industries in the event it determines it is in the AbTech Industries’ best interest to terminate the employment of Executive). Under these circumstances AbTech Industries is required to pay to the Executive a severance benefit equal to Executive’s salary at the then current annual salary rate for a period equal to the product of (A) the number of years of service of Executive with the Company (specifically including those years of service rendered prior to the Effective Date) times (B) two (2) months. AbTech Industries may elect to pay the severance benefit described herein either as one lump sum within 30 days of the notice of termination, or in a series of bi-weekly installments beginning on the regularly scheduled payday of AbTech Industries which follows the effective date of such termination with the amount of each such installment being equal to the Executive’s then current bi-weekly salary amount. AbTech Industries is required to pay to the Executive an additional severance benefit equal to the cost of extending the Executive’s health insurance coverage under the provisions of COBRA for a period of eighteen (18) months, with such severance amount being paid in a lump sum payment grossed up to cover the taxes that Executive is required to pay on such benefit. All stock options theretofore granted to the Executive to purchase any equity shares of AbTech Industries shall become immediately and fully vested and exercisable in accordance with the terms of the AbTech Industries’ stock option plans and grant awards.
Employment Agreements
     There are no employment agreements between Abtech Holdings and any of its officers or directors.
     AbTech Industries has employment agreements with two of its named executive officers, Glenn R. Rink and Lane J. Castleton (the “Executives”). The agreements are dated May 13, 2009 and continue until terminated by either party. Under the agreements, if the Company terminates the executive’s employment “without good cause” or if the Executive terminates employment for “good reason,” executives will be entitled to: (i) a severance benefit equal to Executive’s salary at the then current annual salary rate for a period equal to the product of (A) the number of years of service of Executive with the Company times two (2) months; (ii) a severance benefit equal to the cost of extending the Executive’s health insurance coverage for a period of 18 months; and (iii) immediate vesting of all stock options theretofore granted to the Executive to purchase any equity shares of the Company. The agreement with Mr. Rink provides for a base annual salary of $150,000 with performance incentives, which if met, will increase the base annual salary in stages to $200,000 and $250,000. The agreement with Mr. Castleton provides for a base annual salary of $126,000 with performance incentives, which if met, will increase the base annual salary in stages to $150,000 and $175,000.

Outstanding Equity Awards of AbTech Industries as of December 31, 2010.

			Equity
			incentive plan
			awards:
	Number of		Number of
	securities	Number of	securities
	underlying	securities	underlying
	unexercised	underlying	unexercised
	options (#)	unexercised	unearned
	exercisable	options (#)	options (#)	Option exercise	Option
Name	(1)	unexercisable	(1)	price ($)	expiration date
Glenn R. Rink	40,000			3.75	12/13/2017
	20,000		80,000 (2)	3.75	10/11/2020
Lane J. Castleton	25,000			3.75	12/13/2017
	12,000		60,000 (2)	3.75	10/11/2020
Rodolfo Manzone	25,000			3.75	12/13/2017
			50,000 (2)	3.75	10/11/2020

(1)	The number of shares in this table refers to shares of AbTech Industries common stock. Upon exercise, each share of AbTech Industries common stock is convertible into 5.32 shares of Abtech Holdings.

(2)	On October 11, 2010, the Board of Directors of AbTech Industries granted these options to the designated executive officers who concurrently surrendered and waived their rights to any previously granted unearned incentive awards. Each of these options will vest on December 31, 2011 based on a formula that provides vesting percentages ranging from 0% to 100% depending on the attainment of financial goals (revenue, gross margin, EBITDA) to be approved by the Board of Directors for the 2011 calendar year. The fair value of these non-vested options, determined using the Black-Scholes option pricing model, is $197,600.
Outstanding Equity Awards at Fiscal 2010 Year-End
     None of the executive officers of Abtech Holdings had any outstanding equity awards at December 31, 2010, the end of the transition period, nor as of February 10, 2011, the effective date of the Merger.
Option Exercises and Vested Stock in Fiscal 2010
     None of the executive officers of Abtech Holdings exercised stock options or had any restricted stock during the transition period ended December 31, 2010.
Risk Management Considerations
     We believe that our compensation policies and practices for our employees, including our executive officers, do not create risks that are reasonably likely to have a material adverse effect on our Company.
Compensation Committee Interlocks and Insider Participation
     No interlocking relationship exists between our Board of Directors and the Board of Directors or compensation committee of any other company, nor has any interlocking relationship existed in the past.

Director Compensation
     The following table sets forth cash amounts and the value of other compensation for AbTech Industries’ non-employee directors during 2010.

	Fees Earned or Paid in
Name	Cash ($)	Option Awards ($)(1)	Total ($)
Olivia H. Farr	0	8,006	8,006
F. Daniel Gabel	0	16,514	16,514
David Greenwald	0	8,006	8,006
A. Judson Hill	0	8,006	8,006
Jonathan Thatcher	0	0	0
Karl Seitz	0	8,006	8,006

(1)	These amounts represent full grant date fair value of these awards, in accordance with the Financial Accounting Standard Board’s (“FASB”) ASC Topic 718. Assumptions used in the calculation of dollar amounts of these awards are included in Note 11 of our audited financial statements for the fiscal year ended December 31, 2010. At December 31, 2010 the number of stock options outstanding for each non-management director was as follows: Ms. Farr, 90,000; Mr. Gabel, 45,000; Mr. Greenwald, 90,000, Mr. Hill, 90,000; Mr. Thatcher, 45,000; Mr. Seitz, 60,000.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Security Ownership Prior To Merger
     AbTech Holdings has one class of stock outstanding, its common stock. The following table sets forth certain information as of February 10, 2011, prior to the consummation of the transactions contemplated by the Merger Agreement, with respect to the beneficial ownership of such common stock for (i) each director and officer of Abtech Holdings, (ii) all of our directors and officers as a group, and (iii) each person known to us to own beneficially five percent (5%) or more of the outstanding shares of our common stock. As of February 10, 2011, there were outstanding 11,895,000 shares of common stock of Abtech Holdings prior to the Merger, including the shares that had been issued for the portion of the $3,000,000 capital raise that had been completed as of the closing date ($1,895,000).
     To our knowledge, except as indicated in the footnotes to this table or pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to the shares of common stock indicated.

Name and Address of	Shares Beneficially Owned	Percentage
Beneficial Owner	(1)(2)	Beneficially Owned
Directors and Executive Officers
Mandi Luis	0	—
# 15 – 1019 North Shore Blvd. E., Burlington, Ontario, Canada, L7T 1X8

Name and Address of	Shares Beneficially Owned	Percentage
Beneficial Owner	(1)(2)	Beneficially Owned
Robert MacKay	0	—
403 – 64 Wellesley Street East Toronto, Ontario, Canada, M4Y 1G6

Glenn R. Rink	0	—
4110 N. Scottsdale Road, Suite 235 Scottsdale, Arizona 85251

All Officers and Directors as a Group (3 persons)	0	—
5% Stockholders
N/A	—	—

(1)	Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Pursuant to the rules of the SEC, shares of common stock which an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be beneficially owned and outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

(2)	Reflects beneficial ownership immediately prior to the consummation of the transactions contemplated by the Merger Agreement. Immediately prior to the consummation of the transactions contemplated by the Merger Agreement 41,000,000 shares of common stock were cancelled, including 20,000,000 shares held by Ms. Luis and 15,000,000 shares held by Mr. MacKay.
Security Ownership After Merger
     The following table sets forth certain information as of February 10, 2011, after giving effect to the consummation of the transactions contemplated by the Merger Agreement, with respect to the beneficial ownership of our common stock for (i) each director and officer, (ii) all of our directors and officers as a group, and (iii) each person known to us to own beneficially five percent (5%) or more of the outstanding shares of our common stock. As of February 10, 2011, after giving effect to the consummation of the Merger, there were 45,009,801 shares of common stock outstanding.
     To our knowledge, except as indicated in the footnotes to this table or pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to the shares of common stock indicated. The address of each person listed in the table is 4110 N. Scottsdale Road, #235, Scottsdale, Arizona 85251, unless a different address is given in the table.

Name and Address of	Shares Beneficially Owned	Percentage
Beneficial Owner	(1)	Beneficially Owned (1)
Directors and Executive Officers
Glenn R. Rink (2)	3,782,426	8.3%

Lane J. Castleton (3)	196,980	0.4%

Olivia H. Farr (4)	756,824	1.7%

David Greenwald (4)	1,306,755	2.9%

A. Judson Hill (5)	424,663	0.9%

Jonathan Thatcher (6)	239,570	0.5%

Name and Address of	Shares Beneficially Owned	Percentage
Beneficial Owner	(1)	Beneficially Owned (1)
Karl Seitz (7)	239,570	0.5%

F. Daniel Gabel (8)	1,046,964	2.3%

All Officers and Directors as a Group (8 persons)	7,993,752	16.5%

5% Stockholders
Country Mutual Insurance Company and Country Life Insurance Company (9) 1705 N. Towanda Avenue, PO Box 2020 Bloomington, IL 61702-2020	4,672,812	9.4%
Bernard L. Madoff Investment Securities LLC (10) c/o Baker & Hostetler LLP 45 Rockefeller Plaza, New York, NY 10111	4,493,273	9.1%
SLC Clean Water LLC 1200 Union Turnpike, New Hyde Park, NY 11040	2,363,201	5.3%

(1)	Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Pursuant to the rules of the SEC, shares of common stock which an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be beneficially owned and outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

(2)	Includes options to purchase 319,427 shares of Abtech Holdings common stock and a warrant to purchase 289,614 shares of Abtech Holdings common stock.

(3)	Represents options to purchase 196,980 shares of Abtech Holdings common stock.

(4)	Includes options to purchase 399,284 shares of Abtech Holdings common stock and a warrant to purchase 62,821 shares of Abtech Holdings common stock.

(5)	Includes options to purchase 399,284 shares of Abtech Holdings common stock and a warrant to purchase 11,180 shares of Abtech Holdings common stock.

(6)	Represents options to purchase 239,570 shares of Abtech Holdings common stock.

(7)	Represents options to purchase 239,570 shares of Abtech Holdings common stock.

(8)	Includes options to purchase 159,713 shares of Abtech Holdings common stock and a warrant to purchase 621,110 shares of Abtech Holding common stock; does not include 283,933 shares of Abtech Holdings common stock reserved for issuance upon conversion of a Senior Convertible Promissory Note with a principal amount of $200,000 which may become convertible into 53,333 shares of AbTech Industries Series A Preferred stock.

(9)	Includes warrants to purchase 1,409,615 shares of Abtech Holdings common stock and 3,263,197 shares of Abtech Holdings common stock issuable upon conversion of 612,946 unconverted shares of AbTech Industries Series A Preferred stock that may be converted at the option of the holder, which conversion shall entitle the holder to receive the Merger Consideration; does not include 3,706,024 shares of Abtech Holdings common stock reserved for issuance upon conversion of Senior Convertible Promissory Notes with an aggregate principal amount of $2,205,000, which were not converted as of the effective date of the Merger and which are not presently convertible.

(10)	Includes warrants to purchase 1,299,003 shares of Abtech Holdings common stock; and 3,194,270 shares of AbTech Holdings common stock reserved for issuance upon conversion of 600,000 shares of AbTech Industries Series A Preferred stock that may be converted at the option of the holder, which conversion shall entitle the holder to receive the Merger Consideration; does not include 1,420,343 shares of Abtech Holdings common stock reserved for issuance upon conversion of Senior Convertible Promissory Notes with an aggregate principal amount of $795,000, which were not converted as of the effective date of the Merger and which are not presently convertible.
Changes in Control
     Other than as disclosed elsewhere in this Form 10-K, there are no existing arrangements that may result in a change in control of the Company.
Securities Authorized for Issuance Under Equity Compensation Plans
     AbTech Holdings did not have any equity compensation plans as of December 31, 2010. The following table relates to the equity compensation plans of AbTech Industries. Share and price amount relates to shares of AbTech Industries common stock prior to conversion into shares Abtech Holdings common stock.

					Number of securities
					remaining available for
	Number of securities to be		Weighted-average exercise		future issuance under
	issued upon exercise of		price of outstanding		equity compensation plans
	outstanding options,		options, warrants and		(excluding securities
Plan Category	warrants and rights		rights		reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	1,001,000		$3.75		-0-
Equity compensation plans not approved by security holders	-0	-	-0	-	-0-
Total	1,001,000		$3.75		N/A-
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Related-Party Transactions
     During the transition period from June 1, 2010 to December 31, 2010 and the previous fiscal year ended May 31, 2010, Abtech Holdings had no transactions with related parties. With regard to AbTech Industries, there have been no transactions since the beginning of the Company’s last fiscal year, nor are there any proposed transactions, in which any officer, Director, or nominee or principal securityholder has a direct or indirect material interest, except as follows:
     On December 4, 2008, AbTech Industries President and Director, Glenn Rink, loaned AbTech Industries $32,000. The loan bears interest at 5% per annum and is due on demand. During 2010, AbTech Industries repaid $1,500 of the loan principal and the balance due at December 31, 2010 was $33,759.
     On August 27, 2008, F. Daniel Gabel, a director of the Company, loaned AbTech Industries $200,000 pursuant to a non-interest bearing Senior Convertible Promissory Note, convertible into shares of AbTech Industries

Series A preferred stock at a rate of $3.75 per share. This note is due August 27, 2013 and was outstanding at December 31, 2010.
     Mr. Gabel loaned AbTech Industries $50,000 on April 1, 2009 pursuant to a non-interest bearing Senior Convertible Promissory Note, convertible into shares of AbTech Industries Series A preferred stock at a rate of $3.75 per share. During 2010, Mr. Gabel converted this note into 13,333 shares of AbTech Industries Series A preferred stock in accordance with the terms of the note.
     On September 18, 2009, Mr. Gabel loaned the AbTech Industries $100,000 pursuant to a Promissory Note with a due date of November 20, 2009 (extended to December 31, 2010). This note bears interest at 8% per annum. In conjunction with this loan, Mr. Gabel received a warrant to purchase 26,667 shares of AbTech Industries common stock at a purchase price of $3.75. The warrant expires on September 18, 2014. At December 31, 2010 the total amount due under this note, including interest was $110,279.
     On September 14, 2009, Olivia H Farr, a director of AbTech Industries, made a short-term loan to AbTech Industries of $10,000 pursuant to a Promissory Note with an interest rate of 8% per annum and a maturity date of November 20, 2009. During 2010, Ms. Farr elected to convert this debt into Series A preferred stock at a conversion rate of $3.75 per share and received 2,836 shares of Series A preferred stock upon conversion.
     On December 23, 2010, Jonathan Thatcher, a director of the Company, made a short-term loan to AbTech Industries of $41,000. This loan is non-interest bearing and was outstanding at December 31, 2010.
     On October 2, 2006 Bernard L. Madoff Investment Securities LLC (“BLMIS”) loaned AbTech Industries $495,000 pursuant to a non-interest bearing Convertible Promissory Note, convertible into shares of AbTech Industries Series A preferred stock at a rate of $3.75 per share, with a maturity date of October 2, 2011. The principal amount of this loan remained outstanding at December 31, 2010.
     During 2008, BLMIS made a $100,000 loan and a $200,000 loan to AbTech Industries pursuant to non-interest bearing Senior Convertible Promissory Notes, convertible into shares of the AbTech Industries Series A preferred stock at a rate of $3.75 per share. These notes mature on March 31, 2013 and July 7, 2013, respectively and remained outstanding at December 31, 2010.
     On October 3, 2006 Country Life Insurance Company and COUNTRY Mutual Insurance Company (hereinafter “COUNTRY”) loaned AbTech Industries $495,000 pursuant to a non-interest bearing Convertible Promissory Note, convertible into shares of AbTech Industries Series A preferred stock at a rate of $2.65 per share, with a maturity date of October 3, 2011. The principal amount of this loan remained outstanding at December 31, 2010.
     During 2008 and 2009, COUNTRY made loans to AbTech Industries of $485,000, $200,000, $200,000, $325,000 and $200,000, pursuant to non-interest bearing Senior Convertible Promissory Notes, convertible into shares of the AbTech Industries Series A preferred stock at a rate of $3.75 per share. The maturity dates for these notes are March 31, 2013, July 7, 2013, December 19, 2013, February 3, 2014 and April 16, 2014. The principal amounts of these loans remained outstanding at December 31, 2010.
     On June 26, 2009 COUNTRY made a loan to the AbTech Industries of $500,000 pursuant to a Senior Convertible Promissory Note with an interest rate of 12% per annum and a maturity date of June 26, 2014. In conjunction with this loan, COUNTRY also received a warrant to purchase 44,444 shares of Series A Preferred stock at an exercise price of $3.75 per share. During 2009, AbTech Industries made interest payments on these notes by issuing to COUNTRY 4,208 shares of Series A preferred stock in accordance with the terms of the note and the election of COUNTRY to receive the interest payments in stock. In 2010 COUNTRY received an additional 7,987 shares of Series A Preferred stock for the interest due on the note through March 31, 2010. In 2010, COUNTRY received cash payments of $30,083 from AbTech Industries for interest due on the note through September 2010. At December 31, 2010 the total amount due under this note, including interest was $515,123.29. On February 14, 2011, COUNTRY notified the AbTech Industries of an event of default regarding the note and called for the entire amount of the note, including interest due thereon, to be immediately paid.

     On December 29, 2009, COUNTRY made a loan to AbTech Industries of $140,000 pursuant to a Promissory Note with an interest rate of 12% per annum and a maturity date of February 28, 2010. During, 2010, AbTech Industries issued 761 shares of Series A preferred stock to COUNTRY for the interest due on the note in accordance with COUNTRY’s election to receive the interest due in such form. On March 1, 2010, AbTech Industries repaid the note in full to COUNTRY.
     Clean Water Solutions, LLC, a distributor of AbTech Industries, is controlled by a greater than 5% stockholder of Abtech Holdings and may therefore be considered a related party. During 2010, Clean Water Solutions purchased $17,417.50 of product from AbTech Industries. In 2009 Clean Water Solutions provided a cash advance on future orders of $38,720, which remained outstanding as of December 31, 2010.
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
Director Independence
     During the fiscal year ended May 31, 2010, and during the transition period from June 1, 2010 to December 31, 2010, Abtech Holdings did not have any independent directors on its Board of Directors. All of the new directors that took office upon completion of the Merger Transaction are independent except for Glenn R. Rink, the president of the Company, and Jonathan Thatcher who became the Chief Operating Officer of the Company. We evaluate independence by the standards for director independence established by applicable laws, rules, and listing standards, including, without limitation, the standards for independent directors established by the New York Stock Exchange, Inc., the NASDAQ National Market, and the SEC.
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
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
     The following table shows the fees paid or accrued by AbTech Industries for the audit and other services provided by Semple, Marchal & Cooper for the fiscal year ending December 31, 2010 and the fees paid or accrued by Abtech Holdings for the audit and other services provided by Madsen & Associates for the fiscal year ending May 31, 2010:

	December 31, 2010	May 31, 2010
Audit Fees	$51,244	$5,000
Audit-Related Fees	11,967	—
Tax Fees	3,350	—

	December 31, 2010	May 31, 2010
All Other Fees	2,999	—
Total	$69,560	$5,000
     Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by the above auditors in connection with statutory and regulatory fillings or engagements. Audit-related fees consist of fees billed for professional services rendered for the review of SEC filings or other reports containing the audited financial statements. Tax fees consist of fees to prepare the Company’s federal and state income tax returns. Other fees relate to advisory services related to the review of the Merger agreement.
     During the fiscal year ending 2010, there were not sufficient directors, officers, and employees involved with our Company to make any pre-approval policies meaningful. The full Board of Directors pre-approves all audit and non-audit services to be performed by the independent registered public accounting firm in accordance with the rules and regulations promulgated under the Exchange Act. The Board of Directors of AbTech Industries pre-approved 100% of the audit, audit-related, and tax services performed by the independent registered public accounting firms for the fiscal years ended December 31, 2010 and December 31, 2009. The Board of Directors of Abtech Holdings approved 100% of the audit, audit-related, and tax services performed by the independent registered public accounting firms for the fiscal year ended May 31, 2010. The percentage of hours expended on the principal accountant’s engagement to audit the Company’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was 0%.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES.
(a)	Financial Statements and Financial Statement Schedules
(1)	Financial Statements are listed in the Index to Financial Statements on page F-1 of this report.
(b)	Exhibits
2.1	Agreement and Plan of Merger, dated July 17, 2010, by and among the Registrant, Abtech Merger Sub, Inc., and AbTech Industries, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the SEC on July 22, 2010)

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated September 17, 2010, by and among the Registrant, Abtech Merger Sub, Inc., and AbTech Industries, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the SEC on September 22, 2010).

3.1	Certificate of Incorporation (incorporated by reference to the Registrant’s Registration Statement on Form SB-2 filed on July 27, 2007, Registration No. 333-144923)

3.2	Articles of Incorporation (incorporated by reference to the Registrant’s Registration Statement on Form SB-2 filed on July 27, 2007, Registration No. 333-144923)

3.3	Bylaws (incorporated by reference to the Registrant’s Registration Statement on Form SB-2 filed on July 27, 2007, Registration No. 333-144923)

3.4	Amendment to Articles of Incorporation (incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the SEC on June 16, 2010)

4	Stock Specimen (incorporated by reference to the Registrant’s Registration Statement on Form SB-2 filed on July 27, 2007, Registration No. 333-144923)

10.1	Transfer Agent and Registrar Agreement (incorporated by reference to the Registrant’s Registration Statement on Form SB-2 filed on July 27, 2007, Registration No. 333-144923)

10.2	Employment Agreement dated May 13, 2009, by and between Glenn R. Rink and AbTech Industries, Inc. (filed as Exhibit 10.2 to our current report on Form 8-K filed on February 14, 2011 and incorporated herein by reference)

10.3	Employment Agreement dated May 13, 2009, by and between Lane J. Castleton and AbTech Industries, Inc. (filed as Exhibit 10.3 to our current report on Form 8-K filed on February 14, 2011 and incorporated herein by reference)

10.4	Form of Indemnification Agreement between Abtech Holdings, Inc. and each member of its Board of Directors. (filed as Exhibit 10.4 to our current report on Form 8-K filed on February 14, 2011 and incorporated herein by reference)

10.5	Independent Contractor Agreement dated May 1, 2010, by and between Gordon Brown and AbTech Industries, Inc. (filed as Exhibit 10.5 to our current report on Form 8-K filed on February 14, 2011 and incorporated herein by reference)

10.6	AbTech Industries, Inc. 2007 Stock Plan (filed as Exhibit 10.6 to our current report on Form 8-K filed on February 14, 2011 and incorporated herein by reference)

10.7	Form of AbTech Industries, Inc. 2007 Incentive Stock Option Agreement (filed as Exhibit 10.7 to our current report on Form 8-K filed on February 14, 2011 and incorporated herein by reference)

10.8	Form of AbTech Industries, Inc. 2007 Non-qualified Stock Option Agreement (filed as Exhibit 10.8 to our current report on Form 8-K filed on February 14, 2011 and incorporated herein by reference)

10.9	Form of AbTech Industries, Inc. Warrant Agreement (filed as Exhibit 10.9 to our current report on Form 8-K filed on February 14, 2011 and incorporated herein by reference)

21*	List of Subsidiaries

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

*	Filed Herewith

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABTECH HOLDINGS, INC.
Date: March 31, 2011	By:	/s/ Glenn R. Rink
Glenn R. Rink
Chief Executive Officer, President and Director

POWER OF ATTORNEY
     Each individual whose signature appears below constitutes and appoints each of Glenn R. Rink and Lane Castleton such person’s true and lawful attorney-in-fact and agent with full power of substitution and re-substitution, for such person and in such person’s name, place, and stead, in any and all capacities, to sign any and all amendments to this Form 10-K and to file the same with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto each such attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that such attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 31, 2011	By:	/s/ Glenn R. Rink
Glenn R. Rink
Chief Executive Officer, President and Director

Date: March 31, 2011	By:	/s/ Lane J. Castleton
Lane J. Castleton
Chief Accounting Officer, Chief Financial Officer, Vice President and Treasurer

Date: March 31, 2011	By:	/s/ Olivia H. Farr
Olivia H. Farr, Director and
Corporate Secretary

Date: March 31, 2011	By:	/s/ David Greenwald
David Greenwald, Director

Date: March 31, 2011	By:	/s/ A. Judson Hill
A. Judson Hill, Director

Date: March 31, 2011	By:	/s/ Jonathan Thatcher
Jonathan Thatcher, Director

Date: March 31, 2011	By:	/s/ KarlSeitz
Karl Seitz, Director

Date: March 31, 2011	By:	/s/ F. Daniel Gabel
F. Daniel Gabel, Director

ABTECH HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED
DECEMBER 31, 2010 AND 2009

ABTECH HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
DECEMBER 31,

	2010	2009

ASSETS
Current assets
Cash and cash equivalents	$4,123	$108,910
Accounts receivable – related party, net	13,044	26,413
Accounts receivable – trade, net	36,642	18,564
Inventories, net	569,042	581,124
Prepaid expenses and other current assets	96,787	98,689

Total current assets	719,638	833,700

Fixed assets, net	65,514	77,341
Security deposits	17,977	17,977
Deferred charges	22,673	42,705
Goodwill	10,000	10,000

Total assets	$835,802	$981,723

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable	$629,470	$294,862
Accounts payable – related party	7,736	32,839
Loans from shareholders	180,500	291,000
Notes payable	21,000	250,000
Convertible promissory notes – related party	1,156,000	—
Convertible promissory notes	208,679	—
Customer deposits	193,180	197,108
Accrued interest payable	39,904	22,705
Accrued expenses	125,557	71,143

Total current liabilities	2,562,026	1,159,657

Due to related party	106,601	111,463
Convertible promissory notes – related party	2,581,001	3,787,001
Convertible promissory notes	1,375,865	805,000

Total liabilities	6,625,493	5,863,121

Commitments and contingencies

Stockholders’ deficiency
Common stock, $0.001 par value; 300,000,000 authorized shares; issued and outstanding shares: 2010 –49,249,674; 2009 – 47,307,593	49,250	47,308
Additional paid-in capital	18,672,746	16,624,566
Accumulated deficit	(24,511,687)	(21,553,272)

Total stockholders’ deficiency	(5,789,691)	(4,881,398)

Total liabilities and stockholders’ deficiency	$835,802	$981,723

The accompanying notes are an integral part of these consolidated financial statements.

ABTECH HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31,

	2010	2009

Net revenues	$381,517	$237,849
Net revenues – related party	52,141	24,933

Total net revenues	433,658	262,782

Cost of revenues	391,675	430,045

Gross profit (loss)	41,983	(167,263)

Operating expenses
Selling, general and administrative	2,353,233	1,921,680
Research and development	504,396	456,845

Total operating expenses	2,857,629	2,378,525

Operating loss	(2,815,646)	(2,545,788)

Other income (expense)
Interest income	9	41
Interest expense	(115,568)	(48,149)
Other income (expense)	(27,210)	(27,496)

Total other income (expense), net	(142,769)	(75,604)

Net loss before income taxes	(2,958,415)	(2,621,392)

Provision for income taxes	—	—

Net loss	$(2,958,415)	$(2,621,392)

Basic and diluted loss per common share	$(0.06)	$(0.06)

Basic and diluted weighted average number of shares outstanding	48,099,333	47,278,557

The accompanying notes are an integral part of these consolidated financial statements.

ABTECH HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

			Additional
	Common Stock		paid-in	Accumulated
	Shares	Amounts	capital	deficit	Total

Balance at December 31, 2008	37,260,344	$37,260	$16,354,487	$(18,931,880)	$(2,540,133)
Stock based compensation expense			173,364		173,364
Common stock issued for services	21,295	21	14,979		15,000
Common stock issued for cash	3,551	4	2,496		2,500
Interest paid in preferred shares	22,403	23	15,757		15,780
Warrants issued in debt offering			63,483		63,483
Effect of retroactive recapitalization	10,000,000	10,000			10,000
Net loss				(2,621,392)	(2,621,392)

Balance at December 31, 2009	47,307,593	47,308	16,624,566	(21,553,272)	(4,881,398)
Stock based compensation expense			239,265		239,265
Common stock issued for services	27,034	26	19,954		19,980
Preferred stock issued for debt conversion	354,921	356	249,644		250,000
Interest paid in preferred shares	65,126	65	45,812		45,877
Advances received pre-merger	1,495,000	1,495	1,493,505		1,495,000
Net loss				(2,958,415)	(2,958,415)

Balance at December 31, 2010	49,249,674	$49,250	$18,672,746	$(24,511,687)	$(5,789,691)

The accompanying notes are an integral part of these consolidated financial statements.

ABTECH HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,

	2010	2009

Operating Activities
Net loss	$(2,958,415)	$(2,621,392)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	47,452	70,993
Common stock issued for services rendered	19,980	15,000
Stock-based compensation expense	239,265	173,364
Preferred stock issued for interest on notes payable	45,877	15,780
Changes in operating assets and liabilities:
Accounts receivable, net	(4,709)	154,687
Inventories, net	12,082	(1,643)
Prepaid expenses and other current assets	1,905	(78,646)
Accounts payable	309,505	80,698
Customer deposits	(3,928)	38,834
Accrued interest payable	17,199	22,705
Accrued expenses	54,414	(15,507)

Net cash used in operating activities	(2,219,373)	(2,145,127)

Investing Activities
Purchases of fixed assets	(15,596)	(1,438)

Net cash used in investing activities	(15,596)	(1,438)

Financing Activities
Proceeds from issuance of common stock	—	2,500
Advances received	1,495,000	—
Proceeds from borrowings from shareholders, net of debt issuance costs	41,000	1,331,000
Repayment of borrowings	(551,321)	—
Repayment of borrowings from shareholders	(141,500)	(38,000)
Proceeds from notes payable	1,291,865	880,000
Net decrease in due to related party	(4,862)	(4,625)

Net cash provided by financing activities	2,130,182	2,170,875

Net change in cash and cash equivalents	(104,787)	24,310
Cash and cash equivalents at beginning of period	108,910	84,600

Cash and cash equivalents at end of period	$4,123	$108,910

Supplemental cash flow information:
Cash paid for interest	$43,343	—
Cash paid for income taxes	—	—
Noncash investing and financing activities:
Preferred stock issued for conversion of debt, including accrued interest	$295,877	$15,780
Common stock issued for services	$19,980	$15,000
The accompanying notes are an integral part of these consolidated financial statements.

ABTECH HOLDINGS, INC. AND SUBSIDIARY
Notes to the Consolidated Financial Statements
NOTE 1 — BUSINESS AND SUMMARY OF ACCOUNTING POLICIES
Organization and Description of Business
AbTech Industries, Inc. (“AbTech” or the “Company”) is a Delaware corporation with an authorized capital of 15,000,000 shares of $0.01 par value common stock and 5,000,000 shares of $0.01 par value preferred stock. On February 10, 2011, AbTech was acquired by AbTech Holdings, Inc., (“ABHD”) (formerly known as Laural Resources, Inc.) in a reverse acquisition transaction. In accordance with the merger agreement between AbTech and ABHD (the “Merger Agreement”), ABHD acquired all of the issued and outstanding common stock of AbTech, including shares issuable upon the conversion of Series A preferred stock and convertible promissory notes outstanding, in exchange for the stockholders of AbTech acquiring 46,000,000 shares of ABHD common stock. ABHD also agreed to reduce its number of common shares outstanding to 10,000,000. (See Note 13 - Subsequent Events).
For accounting purposes, the transaction has been accounted for as a reverse acquisition, with AbTech as the acquirer. These consolidated financial statements of ABHD represent a continuation of the financial statements of AbTech, with one adjustment, which is to retroactively adjust the legal capital of AbTech to reflect the legal capital of ABHD. Comparative information presented in these consolidated financial statements also have been retroactively adjusted to reflect the legal capital of ABHD.
The Company is an environmental technologies firm that provides innovative solutions to address issues of water pollution. The Company has developed and patented the Smart Sponge® polymer technology. This technology’s oil absorbing capabilities make it highly effective as a filtration media to remove hydrocarbons and other pollutants from flowing or pooled water. The Company is headquartered in Scottsdale, Arizona and has a manufacturing facility located in Phoenix, Arizona.
The Company’s wholly-owned subsidiary, Environmental Security Corporation (“ESC”), was formed by the Company in 2003 to develop a sensor array technology designed to detect impurities in water flows. ESC owns a U.S. patent on this technology and has acquired rights to another monitoring technology, but otherwise had no operations during either 2010 or 2009.
Summary of Significant Accounting Policies
Basis of Financial Statement Presentation — The consolidated financial statements include the accounts of AbTech Industries, Inc. and its wholly-owned subsidiary, Environmental Security Corporation. Intercompany accounts and transactions have been eliminated. The consolidated financial statements do not include the operations of ABHD which are considered to be immaterial to the operations of AbTech. The equity section of the Consolidated Balance Sheets and the Consolidated Statements of Stockholders’ Deficiency and the basic and diluted weighted average number of shares outstanding on the Consolidated Statements of Operations have been restated to give retroactive effect to the merger transaction and to show the shares outstanding at the Balance Sheet dates as if such shares had been exchanged for ABHD shares in accordance with the terms of the Merger Agreement.
Cash and Cash Equivalents — The Company considers all highly liquid debt instruments with a maturity of three months or less when acquired to be cash and cash equivalents.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amount of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Significant estimates are used in determining the allowance for doubtful accounts and inventory allowance, and in valuing stock-based compensation and stock issued in the reverse merger. Due to the uncertainties inherent in the formulation of accounting estimates, and the significance of these items, it is reasonable to expect that the estimates in connection with these items could be materially revised within the next year.
Concentration of Credit Risk — Credit risk represents the accounting loss that would be recognized at the reporting date if counter parties failed completely to perform as contracted. Concentrations of credit risk that arise from financial instruments exist for groups of customers or counter parties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions described below.
•	Cash and cash equivalents — Financial instruments that subject the Company to credit risk are cash balances maintained in excess of federal depository insurance limits. At December 31, 2010, the Company did not have any cash or cash equivalent balances which were not guaranteed by the Federal Deposit Insurance Corporation. To date, the Company has not experienced any losses in such accounts and believes the exposure is minimal.

•	Major customers and accounts receivable — Major customers represent any customer that accounts for more than 10% of revenues for the year. During 2010, the Company had one customer that accounted for 23% of revenues, whose accounts receivable balance (unsecured) accounted for approximately 12% of accounts receivable at December 31, 2010. During 2009, the Company had one customer that accounted for 12% of its revenues, whose accounts receivable balance (unsecured) accounted for approximately 3% of accounts receivable at December 31, 2009.

•	Supplier — Major suppliers represent any vendor that accounts for more than 10% of purchases for the year. During 2010, the Company had two vendors that each accounted for more than 10% of its purchases at 14% and 11%, respectively. Neither of these vendors had an accounts payable balance at December 31, 2010. During 2009, the Company had one vendor that accounted for 57% of its purchases and one vendor that accounted for 13% of purchases. Accounts payable for these vendors accounted for approximately 0% and 5%, respectively, of accounts payable at December 31, 2009.
Fair Values of Financial Instruments — The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, loans from shareholders and customer deposits approximate their fair values because of the relatively short-term maturity of these instruments, or for long-term debt based on borrowing rates currently available to the Company for loans with similar terms and maturities.
Inventories — Inventories are stated at the lower of cost or market, with cost computed on an average cost method on the first-in, first-out basis. Inventory costs include raw materials, direct labor and manufacturing overhead. Provision is made for obsolete, slow-moving or defective items where appropriate. The amount of any provision is recognized as an expense in the period the provision occurs.

Warranty Accrual — The Company’s products are subject to warranty periods of one year or less. The warranty accrual is based on management’s best estimate of expected costs associated with product failure and historical product failures. The Company has not incurred any significant warranty claims to date.
Fixed Assets — Fixed assets, stated at cost, are depreciated on the straight-line method for financial statement reporting purposes, over the estimated useful lives of the assets, which range from three to ten years. Leasehold improvement costs are depreciated over the shorter of the lease term or their useful life. Repairs and maintenance costs are expensed as incurred. Betterments or renewals are capitalized when they occur.
Deferred Charges — Deferred charges are costs incurred in connection with the issuance of debt. These costs are capitalized as an asset and amortized over the term of the debt using the effective interest method. Amortization expense related to these deferred charges totaled $20,029 in 2010 and $27,979 in 2009.
Revenue Recognition — Revenue is recognized when the product is shipped and the risks and rewards of ownership have transferred to the customer. Since the Company takes title to the inventory, bears the risk of loss for collection, delivery, or returns, and is responsible for order fulfillment, revenues are recognized at the gross sales amounts billed to the customer. The Company recognizes shipping and handling fees as revenue and the related expenses as a component of cost of sales. All internal handling charges are charged to selling, general and administrative expenses.
Allowance for Doubtful Accounts — The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowances are calculated based on a detailed review of individual customer accounts, historical rates and an estimation of the overall economic conditions affecting the Company’s customer base. The Company reviews a customer’s credit history before extending credit. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The allowance for doubtful accounts was $14,600 at December 31, 2010 and 2009.
Customer Deposits — The Company requires its distributors to pay a one-time fee for the exclusive distribution rights to its products. In some cases, this nonrefundable fee represents a prepayment by the distributor for future product purchases. In such cases the deposit is recognized as revenue when products are shipped and the risks and rewards of ownership have been transferred.
Cost Recognition — Cost of revenues includes all direct material and labor costs and those indirect costs of bringing raw materials to sale condition, including shipping and handling costs. Selling, general, and administrative costs are charged to operating expenses as incurred. Research and development costs are expensed as incurred and are included in operating expenses. Advertising costs are expensed as incurred. Total advertising costs for 2010 and 2009 were $14,811 and $8,089, respectively.
Long-Lived Assets — The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. When indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount, the Company measures the amount of such impairment by comparing the assets’ carrying value to the assets’ present value of the expected future discounted cash flows. Impairment charges, if any, are recorded in the period realized.
Income Taxes —Deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the book and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established to reduce a deferred tax asset to the amount expected to be realized. The Company assesses its ability to realize deferred tax assets based on current earnings performance and on projections of future taxable income in the relevant tax jurisdictions. These projections do not include taxable income from the reversal of deferred tax liabilities and do not reflect a general growth assumption but do consider known or pending events, such as the passage of legislation. The Company’s estimates of future taxable income are reviewed annually. All tax positions are first analyzed to determine if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of any related appeals or litigation processes. After the initial analysis, the tax benefit is measured as the largest amount that is more than 50% likely of being realized upon ultimate settlement. Our income tax returns are subject to adjustment under audit for approximately the last four years.
If the Company is required to pay interest on the underpayment of income taxes, the Company recognizes interest expense in the first period the interest becomes due according to the provisions of the relevant tax law.
If the Company is subject to payment of penalties, the Company recognizes an expense for the amount of the statutory penalty in the period when the position is taken on the income tax return. If the penalty was not recognized in the period when the position was initially taken, the expense is recognized in the period when the Company changes its judgment about meeting minimum statutory thresholds related to the initial position taken.
Stock-Based Compensation — The Company has adopted ASC 718 which requires all share-based payments to employees, including grants of employee stock options, to be expensed based on their estimated fair values.
Compensation expense for stock options is recorded over the vesting period using the estimated fair value on the date of grant, as calculated by the Company using the Black-Scholes model. The Company classifies all share-based awards as equity instruments and recognizes the vesting of the awards ratably over their respective terms.
See Note 11 for a description of the Company’s share-based compensation plan and information related to awards granted under the plan.
Net Loss Per Share — Basic net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period. The calculation of basic loss per share gives retroactive effect to the recapitalization related to the reverse acquisition of AbTech Industries by AbTech Holdings. The Company has other potentially dilutive securities outstanding that are not shown in a diluted net loss per share calculation because their effect in both 2010 and 2009 would be anti-dilutive. These potentially dilutive securities include Series A Preferred Stock, options, warrants and convertible promissory notes (see Notes 10 and 11).
Conversion Options — The Company bifurcates conversion options embedded in financial instruments and accounts for them at fair value when required. The Company has determined that none of its embedded conversion options require bifurcation.
Imputed Interest — A note issued solely for cash equal to its face amount is presumed to earn the stated rate of interest. However, in some cases the parties may also exchange unstated (or stated) rights or privileges, which are given accounting recognition by establishing a note discount or premium account. In such cases, the Company imputes interest when required.

Business Combination — The Company has accounted for the reverse acquisition discussed above in accordance with ASC 805-40 (Reverse Acquisitions). Goodwill is measured as the excess of the fair value of the consideration effectively transferred over the net amount of ABHD’s recognized identifiable assets and liabilities. The 10,000,000 shares of ABHD outstanding immediately prior to the reverse acquisition represent the consideration transferred for the merger. Prior to the announcement of the merger, ABHD’s stock had no material value. No assets were acquired and liabilities assumed were insignificant. The Company estimated the value of the 10,000,000 shares transferred in the acquisition to be $10,000, which the Company has recognized as goodwill at December 31, 2010.
Recent Accounting Pronouncements
With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the year ended December 31, 2010, that are of significance, or potential significance, to the Company.
In December 2010, the FASB issued authoritative guidance clarifying the determination of the impairment of goodwill and the related calculation of that impairment (“Step 2”) when entities have reporting units with zero or negative carrying amounts. For entities with reporting units with zero or negative carrying values, Step 2 is required if it is more likely than not that a goodwill impairment exits. This guidance becomes effective for the Company for fiscal years and interim periods within those years beginning in 2012. The Company does not anticipate adoption of this guidance to have a material effect on the Company’s financial statements.
NOTE 2 — GOING CONCERN
The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As shown in the consolidated financial statements, the Company has incurred ongoing net losses since inception. These losses, with the associated substantial accumulated deficit, are a direct result of the Company’s product development activities and the costs of introducing its technologies to the market and pursuing market acceptance. In view of these matters, realization of a major portion of the assets in the accompanying consolidated balance sheets is dependent upon continued operations of the Company which in turn is dependent upon the Company’s ability to meet its financing requirements, and the success of its future operations. The Company operates in a new, developing industry with a variety of competitors. These factors raise substantial doubt about the Company’s ability to continue as a going concern.
Management believes that the Company’s ability to continue as a going concern will be dependent on its ability to raise additional capital and/or generate significant sales growth in the short term. The Company’s ability to achieve these objectives cannot be determined at this time. Management’s plans in regard to these matters are described as follows:
     Sales and Marketing. Historically, the Company has selected qualified distributors to represent its products in key geographic markets. The recent economic downturn and other factors have led to a significant contraction in sales revenue as municipalities, the Company’s primary customers, experienced severe budgetary and financial constraints. In an attempt to reinvigorate sales, the Company has redirected its focus on multiple market segments and has revised its go-to-market strategy by disengaging distributors with exclusive geographic territories, in favor of new alliances with larger, market-dominant companies to cover entire market segments such as municipal stormwater, federal facilities, industrial process water and oil spill response. In early 2011, the Company signed its first such distribution agreement with a national waste company that has a major presence in the public sector market. This distribution agreement is expected to begin a roll out in April, 2007, in Los Angeles County, California and will then move to three other areas of the country. The Company is also making efforts to expand into specific foreign markets.
     Financing. To date, the Company has financed its operations primarily with loans from shareholders, private placement financings and sales revenue. Since mid-2010, the Company’s primary source of capital has been advances received pursuant to the Merger Agreement with ABHD. Through the date of issuance of these financial statements, the Company has received an additional $700,000 in advances on Merger Agreement funding. Management believes that with continued field validation successes, an improving economy, federal regulatory approval of the Company’s antimicrobial technologies, and new strategic alliances with companies that are dominant in key market sectors, sales revenue can grow rapidly, thus enabling the Company to reverse its negative cash flow and raise additional capital as needed. There is no assurance that the Company can achieve sustainable operations or that additional capital, if needed, will be available on acceptable terms.
The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustment that might be necessary should the Company be unable to continue as a going concern.
NOTE 3 — INVENTORIES
Inventories consist of the following at December 31:

	2010	2009

Raw materials	$85,711	$77,268
Work in process	394,540	562,256
Finished goods	221,791	74,600
Reserve for obsolescence	(133,000)	(133,000)

Total	$569,042	$581,124

NOTE 4 — FIXED ASSETS
Fixed assets consist of the following at December 31:

	2010	2009

Furniture and fixtures	$128,093	$128,093
Computer equipment	58,231	52,350
Machinery and equipment	242,980	233,265
Leasehold improvements	19,348	19,348

Total	448,652	433,056
Less accumulated depreciation	(383,138)	(355,715)

Net book value	$65,514	$77,341

Depreciation expense charged to operations during 2010 and 2009 was $27,423 and $43,014, respectively.
NOTE 5 — COMMITMENTS
Capital Leases — As of December 31, 2010 and 2009 the Company had no assets under capital lease.
Operating Leases — The Company leases office and warehouse space, office equipment and an automobile under various noncancelable operating leases that extend through February 2013. Total rental expense charged to operations during the years ended December 31, 2010 and 2009 were $259,944 and $243,235, respectively. Future annual minimum lease payments for the next five years, under noncancelable operating leases with initial or remaining terms of one year or more, as of December 31, 2010, are as follows: 2011: $284,119; 2012: $254,820; and 2013: $26,037.
NOTE 6 — LOANS FROM SHAREHOLDERS
Loans from shareholders at December 31, 2010 and 2009 consist of four and five, respectively, short-term loans made by Directors of the Company to the Company or its subsidiary, ESC. These loans are unsecured and as of December 31, 2010 had interest rates ranging from 0% to 12% per annum and were all “due on demand.”
NOTE 7 — RELATED PARTY TRANSACTIONS
Accounts receivable; related party — represents amounts due from distributors owned by certain AbTech stockholders. Management deems the remaining balance at December 31, 2010, net of reserves taken, to be collectible.
Royalty Agreement — In 2009, the Company entered into a Royalty Agreement (the “Agreement”) with Hydrophix of California (“Hydrophix”), a distributor owned by two stockholders of the Company. Under the terms of the agreement, the Company is required to pay to Hydrophix a royalty equal to (i) 10% of revenues generated by AbTech from sales to Hydrophix of any products containing Smart Sponge Plus material and (ii) 5% of all revenues generated by AbTech from sales of a certain product to distributors other than Hydrophix, up to a maximum of $1,086,000. The first $104,665 of royalties due under the Agreement is to be retained by AbTech as payment for outstanding amounts due from Hydrophix. The term of the Agreement is ten years or the date on which total royalty payments reaches $1,086,000, which is the maximum royalty allowed under the Agreement. As of December 31, 2010, $1,906 of royalties had been earned by Hydrophix and applied under this Agreement to amounts due from Hydrophix. The remaining $102,759 due from Hydrophix, that is to be offset by future royalties payments due under the Agreement, is included in “Prepaids and other current assets” net of a $26,000 reserve.
Due to related party —represents amounts owed to a related company for services provided in the form of office and clerical support, and cash advances. On December 31, 1998, the Company executed a loan document in the amount of $127,353, with an original maturity date of December 31, 2003 (extended to December 31, 2013), with interest accruing at the rate of 5% per annum until the loan is paid in full. In the event of default of principal or interest, the entire unpaid balance, including principal and interest, will be due and payable without notice, with interest accruing at 8% from the date of default.
Convertible Promissory Notes — Refer to Note 10 for details.

NOTE 8 — ACCRUED EXPENSES
Accrued expenses consist of the following at December 31:

	2010	2009

Accrued payroll	$53,860	$38,985
Deferred rent	36,172	—
Accrued vacation	26,307	26,307
Accrued warranty reserve	5,000	5,000
Other accruals	4,218	851

	$125,557	$71,143

NOTE 9 — INCOME TAXES
There is no current or deferred tax expense for the years ended December 31, 2010 and 2009 due to the Company’s loss position and the full reserve taken on the Company’s deferred tax asset in both years.
A reconciliation of statutory rates is as follows:

	2010	2009

Statutory Rate	34.0%	34.0%
State income taxes, net of federal income tax benefit	5.0%	5.0%
Reduction in valuation allowance related to net operating loss carry-forwards and change in temporary differences	-39.0%	-39.0%

	0.0%	0.0%

The tax effects of temporary differences that give rise to deferred tax assets (liabilities) are as follows:

	2010	2009

Deferred tax assets (liabilities):
Net operating loss carryforwards	$9,154,000	8,621,000
Accumulated depreciation	(13,000)	—
Less valuation allowance	(9,141,000)	(8,621000)

Net deferred tax assets	$—	—

During the years ended December 31, 2010 and 2009, net deferred tax benefit was approximately $520,000 and $936,000, respectively. At December 31, 2010 and 2009, the Company has federal loss carryforwards of approximately $25.0 million and $21.5 million, respectively, and state loss carryforwards of approximately $9.6 million and $8.2 million, respectively, which are available to reduce future taxes, if any. These net operating loss carryforwards expire through 2030 and 2015, respectively. The net change in the total valuation allowance for the years ended December 31, 2010 and 2009, was a net increase of approximately $520,000 and $936,000, respectively. Based on the Company’s loss position and projection of future taxable income, management believes that it is more likely than not that the Company will not fully realize the benefit of its net deferred tax assets. Pursuant to Internal Revenue Code Section 382, annual utilization of the Company’s net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% is deemed to occur within any three-year period.
NOTE 10 — CONVERTIBLE PROMISSORY NOTES
At December 31, 2010 and December 31, 2009 the Company had Convertible Promissory Notes outstanding of $5,321,545 and $4,592,001 respectively. The notes are due in full at maturity but may be prepaid at any time prior to the maturity date with proper notice to the note holder. Upon notice of the Company’s intent to repay these notes, the note holders have the right to convert the notes into shares of the Company’s Preferred Stock. The conversion rate, interest rate and maturity dates of these notes are shown in the table below:

	Principal	Interest	Conversion
Type of Financing	Amount	Rate	Rate	Maturity Date

Related Party
Junior Convertible Notes	$1,156,000	0%	$2.65	9/30/2011
Senior Convertible Notes	750,000	0%	$3.75	3/31/2013
Senior Convertible Notes	400,000	0%	$3.75	7/7/2013
Senior Convertible Notes	200,001	0%	$3.75	8/27/2013
Senior Convertible Notes	200,000	0%	$3.75	12/19/2013
Senior Convertible Notes	325,000	0%	$3.75	2/3/2014
Senior Convertible Notes	200,000	0%	$3.75	4/16/2014
Senior Convertible Notes	6,000	0%	$3.75	5/11/2014
Senior Convertible Notes	500,000	12%	$3.75	6/26/2014

Subtotal — related party	3,737,001

Non-related party
Senior Convertible Notes	100,000	0%	$3.75	10/3/2013
Senior Convertible Notes	100,000	0%	$3.75	1/8/2014
Senior Convertible Notes	50,000	0%	$3.75	10/3/2013
Senior Convertible Note	55,000	0%	$3.75	4/8/2014
Senior Convertible Note	100,000	0%	$3.75	5/8/2014
Senior Convertible Notes	50,000	0%	$3.75	6/12/2014
Senior Convertible Notes	50,000	0%	$3.75	11/5/2014
Senior Convertible Notes	100,000	0%	$3.75	11/25/2014
Senior Convertible Note	100,000	0%	$3.75	2/5/2015
Senior Convertible Notes	185,000	0%	$3.75	2/9/2015
Senior Convertible Note	25,000	0%	$3.75	2/12/15
Senior Convertible Note	300,000	0%	$3.75	4/13/15
Senior Convertible Note	125,865	0%	$3.75	7/15/15
Senior Convertible Note	35,000	0%	$3.75	9/10/15
Promissory Note	83,679	12%	$3.75	8/2/10
Promissory Note	100,000	12%	$3.75	8/26/10
Promissory Note	25,000	12%	$3.75	5/2/11

Subtotal — non-related party	1,584,544

Total	$5,321,545

In the event of liquidation of the Company, the Senior Convertible Notes have priority in right of payment over the Junior Convertible Notes. Additionally, holders of Senior Convertible Notes have priority over any amounts due stockholders and other lenders of the Company, regardless of the form of payment which may be due. The holder of the interest-bearing $500,000 note in the chart above has the option to receive quarterly interest payments in the form of cash or converted into shares of Series A Preferred Stock at a conversion rate of $3.75 per share. A warrant was also issued with this note for 44,444 shares of the Company’s Series A preferred stock (See Note 11) at a conversion price of $3.75 per share. Two of the notes in the table above have maturity dates prior to December 31, 2010. The Company intends to repay these notes in 2011 (see Note 13).
NOTE 11 — STOCKHOLDERS’ EQUITY AND SHARE BASED COMPENSATION
All shares amounts described in this note for stock options and warrants refer to shares of AbTech Industries, Inc. stock, before conversion into shares of Abtech Holdings, Inc. common stock. Shares issued under the options and warrants are convertible into shares of Abtech Holdings common stock at the rate of 5.32 shares of Abtech Holdings stock for each share of AbTech Industries, Inc. stock.
Stock Options
AbTech grants stock options to officers, directors, employees and consultants under Stock Plans. Stock Plans provide that up to 15% of the capital stock outstanding of the Company shall be available for awards granted under the plan. The Board of Directors has approved a pool of 950,000 shares of AbTech Industries, Inc. common shares that may be granted under the 2007 Stock Option Plan, the Stock Plan currently in effect. Options expire on the earlier of the stated expiration date or, in the case of incentive stock options, ninety days after the date employment ends or, in the case of non-statutory options, 30 days after the optionee ceases to be a service provider to the Company. The stated expiration dates occur between 2011 and 2020. Stock options are granted at the fair market value of the common stock as determined by the Board of Directors on the date of grant and are exercisable subject to vesting provisions and performance objectives. All outstanding stock options granted by the Company outstanding as of the date of the reverse acquisition transaction with ABHD automatically convert into shares of ABHD common stock at the rate of 5.32 shares of ABHD stock for each share of AbTech stock. ABHD will issue new authorized shares for the exercise of stock options occurring after February 10, 2011, the date of merger.
For the years ended December 31, 2010 and 2009, compensation expense of $231,444 and $172,746, respectively, for stock options accounted for under ASC 718 is included in Selling, general and administrative expense in the consolidated statements of operations. There was no related tax benefit recognized due to the Company’s loss position. At December 31, 2010, the Company had approximately $450,828 of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 1 year. No cash was received from the exercise of stock options during 2010 or 2009.
Compensation expense was determined from the estimates of fair values of stock options granted using the Black-Scholes option pricing model. The following table summarizes the weighted average of fair value and the significant assumptions used in applying the Black-Scholes model for options granted in 2010 and 2009:

	2010	2009

Weighted average of fair value for options granted	$0.90	$1.21
Weighted average assumptions used:
Expected dividend yield	0.0%	0.0%
Expected volatility	13.0-15.0%	15.0%
Risk-free interest rate	2.1%	3.0%
Expected life (in years)	8.7	10.0

The assumptions for expected dividend yield, expected volatility and expected life reflect management’s judgment and include consideration of historical experience. Expected volatility is based on historical volatility of the Company’s shares and the historical volatility of public companies or mutual funds operating in similar markets. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.
The Company’s stock option activity for the years ending December 31, 2010 and 2009 is summarized below:

		Weighted-	Weighted-
	Number of Shares	average Exercise	average
	Under Option	Price	Remaining Term
Balance at December 31, 2008	1,209,000	$4.04
Granted	120,000	3.75
Exercised	—	—
Forfeited or expired	(549,000)	3.75

Outstanding at December 31, 2009	780,000	3.74	4.97
Granted	621,000	3.75
Exercised	—	—
Forfeited or expired	(400,000)	3.72

Outstanding at December 31, 2010	1,001,000	$3.75	6.56

Vested or expected to vest at end of period	531,000	$3.75	4.40

Exercisable at end of period	531,000	$3.75	4.40

As of December 31, 2010, there were 1,001,000 stock options outstanding with a weighted average remaining life of 6.6 years and an intrinsic value of $0. As of December 31, 2010, there were approximately 531,000 options exercisable with a weighted average remaining life of 4.4 years and an intrinsic value of $0.
The following table summarizes the activity of the shares and weighted-average grant date fair value of the Company’s non-vested common stock options during the years ending December 31, 2010 and 2009:

		Weighted-average
	Shares	grant date fair value
Not-vested at December 31, 2008	721,001	$1.47
Granted	120,000	1.20
Vested	(145,002)	1.19
Forfeited or expired	(428,000)	1.48

Non-vested at December 31, 2009	267,999	1.49
Granted	621,000	0.90
Vested	(185,999)	0.88
Forfeited or expired	(233,000)	1.45

Non-vested at December 31, 2010	470,000	$0.96

Common stock
There were no shares of common stock issued for cash in 2010. In 2009, the Company issued 667 shares of common stock for cash at $3.75 per share.
Warrants
In 2010 the Company issued the following warrants:
•	Four individuals received warrants to purchase 130,000 shares of AbTech common stock as compensation for consulting services provided to the Company. Warrants for 120,000 shares have an exercise price of $4.25 per share and are exercisable at any time prior to January 11, 2015. Warrants for 10,000 shares have an exercise price of $3.75 per share and are exercisable at any time prior to April 17, 2015. Compensation expense related to these warrants of $68,024 was included in Selling, general and administrative expense in the consolidated statements of operations.

•	One individual received a warrant to purchase 10,933 shares of AbTech common stock with an exercise price of $3.75 per share as a finder’s fee in conjunction with raising capital. The warrants are exercisable at any time prior to April 7, 2015 and April 30, 2015, respectively. Compensation expense related to this warrant of $7,821 was included in Other income (expense) in the consolidated statements of operations.
In 2009 the Company issued the following warrants:
•	An individual received warrants to purchase 1,333 shares of AbTech common stock with an exercise price of $3.75 per share as a finder’s fee in conjunction with raising capital. Under these warrants, 500 shares are exercisable at any time prior to March 27, 2012 and 833 shares are exercisable at any time prior to May 29, 2012. Compensation expense of $618 for these warrants is accounted for under ASC 718 and included in Selling, general and administrative expense in the consolidated statements of operations.

•	In conjunction with the issuance of short-term promissory notes, the Company issued warrants to purchase 104,000 shares of AbTech common stock at $3.75 per share. The fair value of these warrants of $12,865 was recorded as a deferred financing cost and was fully amortized in 2009.

•	In conjunction with the issuance of a Senior Convertible Promissory Note the Company issued a warrant to purchase 44,444 shares of AbTech Series A Preferred Stock at $3.75 per share. The fair value of these warrants of $50,618 was recorded as a deferred financing cost, of which, $5,214 was amortized in 2009.
A summary of common stock warrants and Series A Preferred Stock warrants outstanding at December 31 is as follows:

	Number of	Weighted-average
	Warrants	Exercise Price

Outstanding at December 31, 2008	681,000	$4.29
Granted	149,777	3.75
Exercised	—	—
Forfeited or expired	—	—

Outstanding at December 31, 2009	830,777	4.19
Granted	140,933	4.18
Exercised	—	—
Forfeited or expired	(20,000)	3.75

Outstanding at December 31, 2010	951,710	$4.20

All of the above warrants expire at various dates through 2015. As of December 31, 2010, the outstanding and exercisable warrants to purchase an aggregate of 951,710 shares of common stock had a weighted average remaining life of 1.7 years.
Series A Convertible Preferred Stock
The Company has designated 3,500,000 of its 5,000,000 authorized preferred shares as Series A Convertible Preferred Stock (“Series A Stock”) and has issued 1,589,775 of such shares to investors. Series A Stock has a par value of $0.01 and no liquidation or dividend preferences.
The holders of Series A Stock may at any time elect to convert any or all such shares into common shares of the Company at a conversion rate initially set at one share of common stock for each share of Series A Stock, subject to certain anti-dilution adjustments that protect Series A Stockholders if the Company issues new shares at less than $3.75 per share. The Series A Stock will automatically convert into common shares upon either (a) the closing of a firm underwritten public offering, (b) subsequent listing on the New York Stock Exchange or the NASDAQ Global Market, or (c) upon the sale or transfer of substantially all the assets or the consolidation or merger with an entity solely for cash or solely for cash and securities listed on the New York Stock Exchange or the NASDAQ Global Market.
As long as Series A Stockholders hold, on a converted basis, at least 8% of the Common Stock of the Company, they will be granted a pre-emptive right to maintain their respective ownership percentages, as determined on a fully-diluted basis, in subsequent sales of Common Stock or Common Stock Equivalents conducted by the Company. Series A Stockholders have a right to designate up to three Directors to the Board of Directors (Series A Directors) and the Series A Directors are entitled to choose at least one member of the Audit Committee and one Member of the Compensation Committee. Corporate governance provisions were also modified to require various levels of supermajority approval by the Board for specific, major actions taken by the Company. For some actions, approval of 2/3rds of the Series A Directors is required.
Common shares reserved for future issuance
As of December 31, 2010, common shares reserved for future issuance were as follows:

Conversion of convertible preferred stock	1,589,775
Shares issuable upon conversion of debt	1,547,039
Stock options outstanding	1,001,000
Warrants to purchase common stock	951,710

5,089,524

NOTE 12 — LITIGATION, CLAIMS AND ASSESSMENTS
The Company experiences routine litigation in the normal course of its business. During 2008, the Company responded to a complaint by the United States Environmental Protection Agency claiming alleged violations of the Federal Insecticide, Fungicide and Rodenticide Act (“FIFRA”) with regard to sales of the Company’s antimicrobial products. The Company settled the complaint with EPA during 2009 and filed an application with EPA to register its antimicrobial products under FIFRA. In July, 2010, EPA granted conditional approval of the registration application.

NOTE 13 — SUBSEQUENT EVENTS
Reverse Acquisition Transaction
On February 10, 2011, the Company closed a reverse acquisition transaction (the “Merger”) with Abtech Holdings, Inc. (“ABHD”), formerly Laural Resources, Inc., and its wholly-owned subsidiary, Abtech Merger Sub, Inc., pursuant to an Agreement and Plan of Merger dated July 17, 2010. As a result of the Merger, Abtech Holdings acquired all of the issued and outstanding common stock of the Company in exchange for the common stockholders of the Company acquiring an approximate 78% ownership interest in ABHD, the Company became the “Surviving Corporation” a majority-owned subsidiary of ABHD and ABHD acquired the business and operation of the Company.
•	Issuance of Common Stock — At the closing of the Merger, ABHD issued 32,009,801 shares of its common stock to the stockholders of the Company in exchange for 100% of the issued and outstanding common stock of the Company. Immediately prior to the Merger, ABHD had 10,000,000 shares of common stock issued and outstanding, excluding the shares issued as part of a $3 million funding required by the Merger Agreement. $1,645,000 of the $3 million funding was received by ABHD prior to closing of the merger and the balance was received at closing of the Merger in the form of a promissory note in the principal amount of $1,355,000 and due April 15, 2011. Immediately after the merger, ABHD had 45,009,801 shares of common stock issued and outstanding, including the 3 million shares issued, or to be issued, in connection with the $3 million capital funding completed at closing.
•	Conversion of AbTech Industries’ Preferred Stock — At the effectiveness of the Merger, 1,439,614 shares of Series A Preferred Stock (“Preferred Stock”) of the Company outstanding immediately prior to the Merger were converted into 1,439,614 shares of preferred stock of Surviving Corporation (i.e., AbTech Industries, post-Merger). The privileges, rights, and preferences of the Preferred Stock were not affected or altered by such conversion. Accordingly, the Preferred Stock may be converted at any time into common shares of Abtech Industries as the Surviving Corporation and subsequently such common shares of the Surviving Corporation will be exchanged for shares of the common stock of ABHD at the same exchange rate in effect for common shares of the Company at the date of the Merger (the “Merger Consideration”).
•	Conversion of AbTech Industries’ Warrants — At the effectiveness of the Merger, 480,266 warrants to purchase common stock of the Company outstanding immediately prior to the Merger were converted into warrants to purchase 2,557,153 shares of common stock of ABHD. At the effective time of the Merger, 471,444 warrants to purchase Company Preferred Stock outstanding immediately prior to the Merger were converted into warrants to purchase 471,444 shares of preferred stock of the Company as the Surviving Corporation. The aggregate exercise price and other terms of such warrants were not affected or altered by such conversion and, upon exercise of any such warrants, the shares of preferred stock received upon such exercise would be convertible at any time for common shares of the Company, whereupon such common shares would be exchanged for the Merger Consideration.
•	Conversion of AbTech Industries’ Options — At the effectiveness of the Merger, options to purchase 992,000 shares of common stock of the Company outstanding immediately prior to the Merger were converted into options to purchase 5,281,855 shares of common stock of ABHD. The aggregate exercise price and other terms of such options were not affected or altered by such conversion.
•	Conversion of AbTech Industries’ Convertible Debt — As of the closing of the Merger, $3,980,666 of outstanding notes of the Company that were convertible into Preferred Stock of Abtech Industries prior to the Merger were retained by the holders and $1,347,372 of such notes were converted into 1,919,315 shares of common stock of ABHD.

Notice of Default and Acceleration of Note
On February 14, 2011, a note holder provided notice to the Company that due to the Company’s failure to make a timely payment of the quarterly interest payment due January 1, 2011, an event of default had occurred with respect to a Convertible Senior Promissory Note dated June 26, 2009, with a principal amount of $500,000 and an interest rate of 12% (the “Note”). As a consequence of the event of default, the note holder demanded full payment of the amounts due under the Note by February 18, 2011. In March, 2011, the Company initiated an offering giving investors the right to purchase this Note and other outstanding notes coming due in 2011, with the condition that the notes be immediately converted into common stock of Abtech Holdings. By the end of March, 2011, the Company had received sufficient funding commitments pursuant to this offering to purchase the delinquent Note and convert it to common shares of Abtech Holdings. The completion of the note purchase and conversion is expected to take place in early April.
Consulting Agreement
On March 2, 2011, the Company signed a Media Consulting Agreement whereby the Company will receive media consulting services. The fee for the services provided under the agreement will be paid in the form of 500,000 shares of restricted ABHD common stock. The agreement has a term of nine months and is cancellable at any time, with 15 days prior notice. If cancelled, the fee due under the agreement will be prorated for the period prior to cancellation. The fee is due at the end of the agreement term.