Form 10-Q
period 2011-03-31
Abtech Holdings, Inc.
filed 2011-05-16
CIK 1405858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
ABTECH HOLDINGS, INC.

(Name of registrant as specified in its charter)

Nevada	14-1994102

(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

4110 N. Scottsdale Road, Suite 235
Scottsdale, Arizona	85251

(Address of Principal Executive Offices)	(Zip Code)
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
YES ☑                 NO ☐
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

☐ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☑ Smaller reporting company
(Do not check if smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐                      NO ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 10, 2011
Common stock, $.001 par value	44,329,800

ABTECH HOLDINGS, INC.
FORM 10-Q
March 31, 2011

FORWARD-LOOKING STATEMENTS
     This Report on Form 10-Q contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report. Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “would,” “could,” “confident,” “forecast,” “hope,” “likely,” “plan,” “possible,” “potential,” “predict,” “project,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms or the negative of such terms. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions concerning, among others, capital expenditures, earnings, litigation, regulatory matters, liquidity and capital resources, and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we operate, results of litigation, and other circumstances affecting anticipated revenues and costs, and the risk factors set forth under the heading “Risk Factors” in our Annual report on Form 10-K for the fiscal year ended December 31, 2010, filed on April 4, 2011.
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
Explanatory Note
     AbTech Industries, Inc. (“AbTech”) is a Delaware corporation with an authorized capital of 15,000,000 shares of $0.01 par value common stock and 5,000,000 shares of $0.01 par value preferred stock. On February 10, 2011, AbTech was acquired by AbTech Holdings, Inc., (“ABHD”) (formerly known as Laural Resources, Inc.) in a reverse acquisition transaction. In accordance with the merger agreement between AbTech and ABHD (the “Merger Agreement”), ABHD acquired all of the issued and outstanding common stock of AbTech, including shares issuable upon the conversion of Series A preferred stock and convertible promissory notes outstanding, in exchange for the stockholders of AbTech acquiring 46,000,000 shares of ABHD common stock. ABHD also agreed to reduce its number of common shares outstanding to 10,000,000 shares prior to the Merger. See Notes 1 and 4 of Notes to consolidated financial statements included elsewhere in this quarterly report on Form 10-Q.
     For accounting purposes, the transaction has been accounted for as a reverse acquisition, with AbTech as the acquirer. The condensed consolidated financial statements of ABHD included in this quarterly report on Form 10-Q represent a continuation of the financial statements of AbTech, with one adjustment, which is to retroactively adjust the legal capital of AbTech to reflect the legal capital of ABHD. Comparative information presented in these consolidated financial statements also have been retroactively adjusted to reflect the legal capital of ABHD.
     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The December 31, 2010 consolidated balance sheet included in this Form 10-Q was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011. For further information, refer to the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.
ABTECH HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31,
	(Unaudited)	2010

ASSETS
Current assets
Cash and cash equivalents	$50,484	$4,123
Restricted cash	313,624	—
Accounts receivable — related party, net	4,348	13,044
Accounts receivable — trade, net	28,329	36,642
Inventories, net	563,882	569,042
Prepaid expenses and other current assets	100,613	96,787

Total current assets	1,061,280	719,638

Fixed assets, net	58,797	65,514
Security deposits	17,977	17,977
Deferred charges	17,666	22,673
Goodwill	10,000	10,000

Total assets	$1,165,720	$835,802

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable	$640,331	$629,470
Accounts payable — related party	40,596	7,736
Loans from shareholders	139,500	180,500
Notes payable	96,000	21,000
Convertible promissory notes — related party	1,145,000	1,156,000
Convertible promissory notes	—	208,679
Customer deposits	195,629	193,180
Accrued interest payable	28,304	39,904
Accrued expenses	148,084	125,557

Total current liabilities	2,433,444	2,562,026

Due to related party	104,938	106,601
Convertible promissory notes — related party	2,581,001	2,581,001
Convertible promissory notes	170,000	1,375,865

Total liabilities	5,289,383	6,625,493

Commitments and contingencies

Stockholders’ deficiency
Common stock, $0.001 par value; 300,000,000 authorized shares; issued and outstanding shares: March 31, 2011 — 44,204,800; December 31, 2010 — 49,249,674	44,205	49,250
Additional paid-in capital	21,193,327	18,672,746
Non-controlling interest	(1,328,793)	—
Accumulated deficit	(24,032,402)	(24,511,687)

Total stockholders’ deficiency	(4,123,663)	(5,789,691)

Total liabilities and stockholders’ deficiency	$1,165,720	$835,802

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABTECH HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31

	2011	2010
Net revenues	$43,277	$58,971
Net revenues — related party	—	12,030

Total net revenues	43,277	71,001

Cost of revenues	80,976	92,046

Gross profit (loss)	(37,699)	(21,045)

Operating expenses
Selling, general and administrative	641,546	417,941
Research and development	142,087	118,495

Total operating expenses	783,633	536,436

Operating loss	(821,332)	(557,481)

Other income (expense)
Interest expense	(23,172)	(26,197)
Other income (expense)	(5,004)	(5,004)

Total other income (expense), net	(28,176)	(31,201)

Net loss before income taxes	(849,508)	(588,682)

Provision for income taxes	—	—

Net loss	(849,508)	(588,682)

Net loss attributable to non-controlling interest	(144,343)	—

Net loss attributable to controlling interest	$(705,165)	$(588,682)

Basic and diluted loss per common share	$(0.02)	$(0.02)

Basic and diluted weighted average number of shares outstanding	37,319,928	29,282,549
The accompanying notes are an integral part of these condensed consolidated financial statements.

ABTECH HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31,

	2011	2010

Operating Activities
Net loss attributable to controlling interest	$(705,165)	$(588,682)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	11,724	12,742
Stock-based compensation expense	68,164	60,685
Preferred stock issued for interest on notes payable	5,507	17,977
Changes in operating assets and liabilities:
Accounts receivable, net	17,009	654
Inventories, net	5,160	11,198
Prepaid expenses and other current assets	(3,826)	(855)
Accounts payable	43,721	1,223
Customer deposits	2,449	(1,269)
Accrued interest payable	(11,600)	5,817
Accrued expenses	22,527	12,664
Net loss attributable to non-controlling interest	(144,343)	—

Net cash used in operating activities	(688,673)	(467,846)

Investing Activities

Net cash provided by (used in) investing activities	—	—

Financing Activities
Proceeds from issuance of common stock	700,000	—
Repayment of borrowings	(83,679)	—
Repayment of borrowings from shareholders	(41,000)	(141,500)
Proceeds from notes payable	475,000	550,000
Proceeds held for restricted use	(313,624)
Net decrease in due to related party	(1,663)	(1,162)

Net cash provided by financing activities	735,034	407,338

Net change in cash and cash equivalents	46,361	(60,508)
Cash and cash equivalents at beginning of period	4,123	108,910

Cash and cash equivalents at end of period	$50,484	$48,402

Supplemental cash flow information:
Cash paid for interest	$20,219	—
Cash paid for income taxes	—	—
Noncash investing and financing activities:
Preferred stock issued for conversion of debt, including accrued interest	$1,347,372	$17,977
Common stock warrants issued for services	68,164	—
The accompanying notes are an integral part of these condensed consolidated financial statements.

ABTECH HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1 — ORGANIZATION
Abtech Holdings, Inc. (“ABHD” or the “Company”) (formerly Laural Resources, Inc.), was incorporated under the laws of the State of Nevada on February 13, 2007, with authorized capital stock of 300,000,000 shares at $0.001 par value.
AbTech Industries, Inc. (“AbTech”), a Delaware corporation with an authorized capital of 15,000,000 shares of $0.01 par value common stock and 5,000,000 shares of $0.01 par value preferred stock, was acquired by ABHD in a reverse acquisition transaction on February 10, 2011 (the “Merger”). In accordance with the merger agreement between AbTech and ABHD (the “Merger Agreement”), ABHD acquired all of the issued and outstanding common stock of AbTech, including shares issuable upon the conversion of Series A preferred stock and convertible promissory notes outstanding, in exchange for the stockholders of AbTech acquiring 46,000,000 shares of ABHD common stock. ABHD also agreed to reduce its number of common shares outstanding to 10,000,000 shares prior to the Merger. (See Note 4 — Reverse Acquisition Transaction).
For accounting purposes, the transaction has been accounted for as a reverse acquisition, with AbTech as the acquirer. These consolidated financial statements of the Company represent a continuation of the financial statements of AbTech, with one adjustment, which is to retroactively adjust the legal capital of AbTech to reflect the legal capital of ABHD. Comparative information presented in these condensed consolidated financial statements also have been retroactively adjusted to reflect the legal capital of the Company.
AbTech is an environmental technologies firm that provides innovative solutions to address issues of water pollution. AbTech has developed and patented the Smart Sponge® polymer technology. This technology’s oil absorbing capabilities make it highly effective as a filtration media to remove hydrocarbons and other pollutants from flowing or pooled water. AbTech is headquartered in Scottsdale, Arizona and has a manufacturing facility located in Phoenix, Arizona.
AbTech’s wholly-owned subsidiary, Environmental Security Corporation (“ESC”), was formed in 2003 to develop a sensor array technology designed to detect impurities in water flows. ESC owns a U.S. patent on this technology and has acquired rights to another monitoring technology, but otherwise had no operations during either 2011 or 2010.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Financial Statement Presentation — The consolidated financial statements include the accounts of ABHD, AbTech, and ESC. Intercompany accounts and transactions have been eliminated. The condensed consolidated financial statements do not include the operations of ABHD prior to the date of the Merger which are considered to be immaterial to the operations of AbTech. The equity section of the Consolidated Balance Sheets and the basic and diluted weighted average number of shares outstanding on the Consolidated Statements of Operations for periods prior to the date of the Merger have been restated to give retroactive effect to the merger transaction and to show the shares outstanding at the Balance Sheet dates as if such shares had been exchanged for ABHD shares in accordance with the terms of the Merger Agreement. The equity section of the Consolidated Balance Sheets and the basic and diluted weighted average number of shares outstanding on the Consolidated Statements of Operations for periods ended after the date of the Merger, represents the actual shares of ABHD outstanding after the share exchanges that occurred as part of the merger transaction. The non-controlling interest shown on the Consolidated Balance Sheet as of March 31, 2011, represents the ownership interest in AbTech of the holders of AbTech Series A preferred stock that elected not to exchange their Series A preferred shares for common shares of ABHD as allowed by the Merger Agreement.
In the opinion of the Company’s management, the accompanying condensed consolidated financial statements include all adjustments necessary for a fair presentation of such condensed consolidated financial statements. Such adjustments are of a normal recurring nature.

Net Loss Per Share — Basic net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period. The calculation of basic loss per share gives retroactive effect to the recapitalization related to the reverse acquisition of AbTech by ABHD. The Company has other potentially dilutive securities outstanding that are not shown in a diluted net loss per share calculation because their effect in both 2011 and 2010 would be anti-dilutive. These potentially dilutive securities include Series A preferred stock, options, warrants and convertible promissory notes.
Recent Accounting Pronouncements— The Company does not expect that the adoption of recent accounting pronouncements will have a material impact on its condensed consolidated financial statements.
NOTE 3 — INVENTORIES
The Company uses a perpetual inventory system and periodic physical test counts to determine inventory amounts at interim balance sheet dates.

	March 31, 2011	December 31, 2010

Raw materials	$88,117	$85,711
Work in process	388,257	394,540
Finished goods	220,508	221,791
Reserve for obsolescence	(133,000)	(133,000)

Total	$563,882	$569,042

NOTE 4 — REVERSE ACQUISITION TRANSACTION
On February 10, 2011, ABHD closed a reverse acquisition transaction (the “Merger”) with its wholly-owned subsidiary, Abtech Merger Sub, Inc., and AbTech pursuant to an Agreement and Plan of Merger dated July 17, 2010. As a result of the Merger, ABHD acquired all of the issued and outstanding common stock of AbTech in exchange for the common stockholders of AbTech (including Series A preferred stockholders and holders of convertible debt with rights to convert their holdings into shares of AbTech common stock) acquiring an approximate 78% ownership interest in ABHD. In addition, AbTech became the “Surviving Corporation” a majority-owned subsidiary of ABHD, and ABHD acquired the business and operations of AbTech.
•	Issuance of Common Stock — At the closing of the Merger, ABHD issued 32,009,801 shares of its common stock to the stockholders of AbTech in exchange for 100% of the issued and outstanding common stock of AbTech. Immediately prior to the Merger, ABHD had 10,000,000 shares of common stock issued and outstanding, excluding the shares issued as part of a $3 million funding required by the Merger Agreement. $1,645,000 of the $3 million funding was received by ABHD prior to closing ($150,000 of the $1,645,000 was received after December 31, 2010). The financier issued a promissory note to ABHD for the $1,355,000 balance of the financing commitment which was to be funded in cash after the Merger closing. ABHD elected to hold the note as a funding commitment only and did not record the promissory note or issue any shares in exchange for the promissory note. ABHD intends to issue shares as the funding commitment is actually funded with cash. From the date of the merger through March 31, 2011, ABHD received $550,000 of the remaining $1,355,000 commitment and issued 550,000 ABHD common shares to the investors.
•	Conversion of AbTech’s Preferred Stock — At the effectiveness of the Merger, 1,439,614 shares of Series A Preferred Stock (“Preferred Stock”) of AbTech outstanding immediately prior to the Merger were converted into 1,439,614 shares of preferred stock of Surviving Corporation (i.e., AbTech, post-Merger). The privileges, rights, and preferences of the Preferred Stock were not affected or altered by such conversion. Accordingly, the Preferred Stock may be converted at any time into common shares of AbTech as the Surviving Corporation and subsequently such common shares of the Surviving Corporation will be exchanged for shares of the common stock of ABHD at the same exchange rate in effect for common shares of AbTech at the date of the Merger (the “Merger Consideration”). The preferred stockholders that elected to not convert and exchange their shares for ABHD common shares, represent the non-controlling interest shown on the Consolidated Balance Sheet as of March 31, 2011.
•	Conversion of AbTech’s Warrants — At the effectiveness of the Merger, 480,266 warrants to purchase AbTech common stock outstanding immediately prior to the Merger were converted into warrants to purchase 2,557,153 shares of common stock of ABHD. At the effective time of the Merger, 471,444 warrants to purchase AbTech Preferred Stock outstanding immediately prior to the Merger were converted into warrants to purchase 471,444 shares of preferred stock of the AbTech as the Surviving Corporation. The aggregate exercise price and other terms of such warrants were not affected or altered by such conversion and, upon exercise of any such warrants, the shares of preferred stock received upon such exercise would be convertible at any time for common shares of the Company, whereupon such common shares would be exchanged for the Merger Consideration.
•	Conversion of AbTech’s Options — At the effectiveness of the Merger, options to purchase 992,000 shares of AbTech common stock outstanding immediately prior to the Merger were converted into options to purchase 5,281,855 shares of common stock of ABHD. The aggregate exercise price and other terms of such options were not affected or altered by such conversion.
•	Conversion of AbTech‘s Convertible Debt — As of the closing of the Merger, $3,980,666 of outstanding notes of the Company that were convertible into Preferred Stock of AbTech prior to the Merger were retained by the holders and $1,347,372 of such notes were converted into 1,919,315 shares of common stock of ABHD.
NOTE 5 — GOING CONCERN
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operations costs, which raises doubts about the ability of the Company to continue as a going concern. In order to continue as a going concern, the Company will need to generate additional revenue and obtain additional capital to fund its operating losses and service its debt. Management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding, and long term financing, which will enable the Company to operate for the coming year though there can be no assurance that the Company’s efforts will be successful. As a result, the Company’s independent registered public accounting firm issued a going concern opinion on the consolidated financial statements of the Company for the year ended December 31, 2010. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.
NOTE 6 — DEBT REPAYMENT
In March 2011, the Company initiated an offering to raise funds to repay approximately $1,960,000 of existing debt obligations of AbTech that were currently due or would become due during 2011 (the “Targeted Notes”). Investors in the offering (“New Investors”) were given the option to either purchase a portion of the Targeted Notes and convert it immediately to ABHD common stock, or buy new convertible notes from ABHD (the “New Notes”) that would convert to ABHD common stock upon confirmation by AbTech that the proceeds had been used by AbTech to repay the intended Targeted Notes. The intended objective was to complete the transactions with the same net effect as if all the Targeted Notes converted by their terms to ABHD common stock. As of March 31, 2011, the Company had received $400,000 from New Investors interested in purchasing Targeted Notes. The obligation related to these funds was recorded as notes payable; however, due to the beneficial conversion feature implied in these obligations, the notes were fully discounted and charged to “additional paid-in capital.” As of March 31,

2011, the Company had used $86,674 of these funds to pay-off a Targeted Note and the balance of the funds ($313,624) is shown as restricted cash at March 31, 2011. These funds, along with additional funds received under this offering after March 31, 2011, will be used to either purchase Targeted Notes on behalf of the New Investors, which notes will then be converted to ABHD common stock at a conversion price of approximately $0.57 per share, or to repay Targeted Notes, in which case the New Notes purchased by New Investors will be converted to ABHD common stock at a conversion price of approximately $0.57 per share.
NOTE 7 — SUBSEQUENT EVENTS
Private Placement
Subsequent to March 31, 2011, the Company received an additional $125,000 of the $805,000 remaining commitment to complete the $3 million offering required by the Merger Agreement.
Debt Repayment
After March 31, 2011, the Company continued the offering described in Note 6 above, raising an additional $1,322,100 for the retirement of the Target Notes. With these proceeds, the Company repaid approximately $715,000 of debt that was past due as of March 31, 2011, bringing the Company current on all of its debt obligations. Other repayments of the Target Debt will be handled as the Target Debt holders complete the note purchase or conversion process. The total $1,960,000 raised in this offering will ultimately be converted into approximately 3,438,596 shares of ABHD common stock.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this quarterly report. This discussion includes forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and the timing of events may differ materially from those anticipated in these forward-looking statements as a result of a variety of business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change.
Overview
     ABHD was incorporated in the state of Nevada on February 13, 2007 under the name “Laural Resources, Inc.” On February 10, 2011, ABHD consummated the Merger with AbTech, pursuant to the Merger Agreement. Prior to the Merger, ABHD was a development stage company engaged in the business of acquiring and developing mineral properties, and a public reporting “shell company,” as defined in SEC Rule 12b-2 under the Exchange Act. As a result of the Merger, ABHD acquired all of the issued and outstanding common stock of AbTech (through a reverse acquisition transaction) in exchange for the stockholders of AbTech acquiring a 78% ownership interest in ABHD, AbTech became ABHD’s majority-owned subsidiary, and ABHD acquired the business and operations of AbTech.
     This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based on and related only to the operations of AbTech. Prior to the consummation of the Merger, ABHD was a “shell company” that did not have an active business and its results of operations are immaterial and are not included in the discussion below. Key factors affecting AbTech’s results of operations during the periods covered in this section include revenues, cost of revenues, operating expenses and income, and taxation.
     For accounting purposes, the Merger transaction has been accounted for as a reverse acquisition, with AbTech as the acquirer. The condensed consolidated financial statements of ABHD included in this quarterly report on Form 10-Q represent a continuation of the financial statements of AbTech, with one adjustment, which is to retroactively adjust the legal capital of AbTech to reflect the legal capital of ABHD. See Note 1 of Notes to condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q.

     This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on AbTech’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported net sales and expenses during the reporting periods. On an ongoing basis, management evaluates these estimates and assumptions. Management bases the estimates on historical experience and on various other factors that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
Results of Operations
Comparison of the three months ended March 31, 2011 and 2010
     During the three-month period ended March 31, 2011, the Company continued to experience the negative effects of a worldwide economic downturn resulting in sales that were 39% lower than in the same period of the prior year. In addition, during 2010 the Company had terminated most of its exclusive distribution agreements in anticipation of engaging a nationwide distributor for its stormwater products. The Company’s new distributor, Waste Management, Inc., announced in April 2011, that it was launching its entry in to the stormwater market and intended to initiate its sales efforts in four pilot market areas in 2011. The Company has not yet recognized any revenue from this distribution arrangement and anticipates gradual revenue growth with initial efforts in the pilot market areas and, if successful, expansion into additional geographic markets.
     The Company continues to operate with significant excess manufacturing capacity. The costs associated with the excess capacity are charged to “cost of revenues” in the period incurred and resulted in negative gross margins for the three months ended March 31, 2011 and 2010. We do not currently have plans to reduce excess manufacturing capacity, and we anticipate that the excess capacity will continue to adversely affect gross margins at least through 2011.
     Selling, general and administrative expenses increased by $223,605 (54%) during the three months ended March 31, 2011 compared to the same period in 2010. This increase was due primarily to the costs associated with the closing of the Merger transaction including legal, audit and financial printing costs. In addition, the Company added three senior level individuals that were engaged as employees or full time consultants during the quarter ended March 31, 2011. Other part-time consultants were also engaged during the quarter ended March 31, 2011 to assist the Company in its market development and public relations efforts. Research and development costs also increased during the quarter ended March 31, 2011 as the company engaged in a variety of new product development activities and the associated internal and external testing of such products. Thus, due primarily to decreased sales and increased operating expenses in 2011, the net loss from 2011 compared to 2010, increased by $260,826 (44%).
Liquidity and Capital Resources
     To date, the Company has not generated sufficient revenue to cover its operating costs and continues to operate with negative cash flow. The Company’s cash balance of $4,123 at December 31, 2010 was insufficient to cover the $688,673 of net cash used in operations for the three months ended March 31, 2011. The Company received an additional $700,000 in cash during the period from the private offering being conducted to fulfill the $3,000,000 funding commitment associated with the Merger transaction. As of March 31, 2011, the Company had received $2,195,000 of the $3,000,000 funding commitment. The balance of $805,000 was due in April, 2011. However, as of the date of the filing of this quarterly report, $680,000 remained unfunded. In 2010, the Company’s operations, which used $467,846 of cash, were funded primarily by the sale of $550,000 of Senior Convertible Promissory Notes.
     In March 2011, the Company initiated an offering to raise funds to repay approximately $1,960,000 of debt obligations that were currently due or would become due during 2011 (the “Targeted Notes”). Investors in the offering were given the option to either purchase a portion of the Targeted Notes and convert it immediately to ABHD common stock, or buy new convertible notes from ABHD that would convert to ABHD common stock upon confirmation by AbTech that the proceeds had been used by AbTech to repay the intended Targeted Notes. The intended objective was to complete the transactions with the same net effect as if all the Targeted Notes converted by their terms to ABHD common stock. As of March 31, 2011 the Company had received $400,000 from investors interested in purchasing Targeted Notes. As of March 31, 2011, $86,376 of these funds had been remitted to a note holder for the purchase of a Targeted Note. The remaining cash from these purchase commitments totaled $313,624 at March 31, 2011, and is shown on the Company’s March 31, 2011 condensed consolidated balance sheet as “Restricted Cash.” This cash, along with any additional cash funding received by the Company after March 31, 2011 for repayment or purchase of the Targeted Notes, is reserved for such repayment or purchase and cannot be used for operations unless all the Targeted Notes are cancelled, converted or repaid in full. Accordingly, the $313,624 remaining cash at March 31, 2011 has been classified as Restricted Cash at March 31, 2011.
     The Company’s balance sheet at March 31, 2011 shows an inventory level of $563,882, slightly lower than the level at December 31, 2010. This relatively large amount of inventory, as compared to net revenues, will mitigate somewhat the working capital funding that will be required in the event the Company successfully increases sales revenue in the future.
     At March 31, 2011, the Company had received customer deposits of $195,629 as prepayments by certain distributors for future product orders. Future sales to these distributors will not generate positive cash flow until the prepayments are depleted. The Company also intends to reduce the relatively large balance of accounts payable ($640,331 at March 31, 2011) which would also have a negative effect on cash flow.
     The Company had no capital expenditures for the three months ended March 31, 2011 or 2010. As of March 31, 2011, the Company had no commitments for any material future capital expenditures.
     The Company has not yet established an ongoing source of revenues sufficient to cover its operations costs, which raises doubts about the ability of the Company to continue as a going concern. In order to continue as a going concern, the Company will need to generate additional revenue and obtain additional capital to fund its operating losses and service its debt. Management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding, and long term financing, which will enable the Company to operate for the coming year though there can be no assurance that the Company’s efforts will be successful. As a result, the Company’s independent registered public accounting firm issued a going concern opinion on the consolidated financial statements of the Company for the year ended December 31, 2010. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.
Off-Balance Sheet Arrangements
     The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations
     As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are not required to provide the information required by this item.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
     As a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information under this item.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
     Under the supervision and with the participation of our management, including our Principal Executive Officer, and our Principal Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2011 (the “Evaluation Date”). Based upon that evaluation, our Principal Executive Officer along with our Principal Financial Officer concluded that our disclosure controls and procedures are not effective as of the Evaluation Date in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our interim financial statements will not be prevented or detected on a timely basis. These material weaknesses include the following:
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
Changes in Internal Control over Financial Reporting
     There were no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.
     None.

Item 1A.	Risk Factors.
     Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
     In connection with the consummation of the Merger on February 10, 2011, ABHD issued 32,009,801 shares of common stock to the stockholders of AbTech in exchange for 100% of the common stock of AbTech. The issuance of the common stock to the stockholders of AbTech pursuant to the Merger Agreement was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) pursuant to Section 4(2) and Regulation D thereof. We made this determination based on the representations of the stockholders of AbTech which included, in pertinent part, that such shareholders, as applicable, were “accredited investors” within the meaning of Rule 501 of Regulation D promulgated under the Securities Act, and that such stockholders were acquiring our common stock for investment purposes for their own accounts and not as nominee or agent, and not with a view to the resale or distribution thereof, and that such stockholders understood that the shares of our common stock may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom. Pursuant to the Merger Agreement, at the effectiveness of the Merger, 480,266 warrants to purchase common stock of AbTech Industries immediately prior to the Merger were converted into warrants to purchase 2,557,153 shares of common stock of the Company; 471,444 warrants to purchase AbTech Industries Preferred Stock outstanding immediately prior to the merger were converted into warrants to purchase 471,444 shares of preferred stock of AbTech Industries as the Surviving Corporation; and options to purchase 992,000 shares of common stock of AbTech Industries immediately prior to the Merger were converted into options to purchase 5,281,855 shares of common stock of the Company. For more information regarding the issuance, please refer to the information provided under Items 1.01, 2.01 and 3.02 of the Company’s Current Report on Form 8-K filed on February 14, 2011 (the “Super 8-K”), and the Company’s Current Form on Form 8-K/A filed on March 1, 2011, amending the Super 8-K, both of which are incorporated herein by reference.
     As part of a $3 million funding required by the Merger Agreement, $1,645,000 of the $3 million funding was received by ABHD prior to closing of the Merger, including $150,000 that was received after December 31, 2010. A financier issued a promissory note to ABHD for the $1,355,000 balance of the funding commitment which was to be funded by cash after the Merger closing. ABHD elected to hold the note as a funding commitment only and did not issue any shares in exchange for the promissory note. ABHD intends to issue shares as the funding commitment is actually funded with cash. From the date of the Merger through March 31, 2011, ABHD received $550,000 of the remaining $1,355,000 funding commitment. Therefore, during the three months ended March 31, 2011, the Company received a total of $700,000 under this funding arrangement and issued 700,000 ABHD common shares to the investors. The issuance of the ABHD common stock to the investors was exempt from registration under the Securities Act pursuant to Section 4(2), Regulation S and Regulation D thereof.
     In March 2011, the Company initiated an offering to raise funds to repay approximately $1,960,000 of existing debt obligations of AbTech that were currently due or would become due during 2011 (the “Targeted Notes”). Investors in the offering were given the option to either purchase a portion of the Targeted Notes and convert it immediately to ABHD common stock, or buy new convertible notes from ABHD (the “New Notes”) that would convert to ABHD common stock upon confirmation by AbTech that the proceeds had been used by AbTech to repay the intended Targeted Notes. The intended objective was to complete the transactions with the same net effect as if all the Targeted Notes converted by their terms to ABHD common stock. As of March 31, 2011 the Company had received $400,000 from investors to purchase Targeted Notes. These funds, along with additional funds received after March 31, 2011 under this offering, will be used to either purchase Targeted Notes which notes will then be converted to ABHD common stock at a conversion price of approximately $0.57 per share, or to repay Targeted Notes, in which case the New Notes will be converted to ABHD common stock at a conversion price of approximately $0.57 per share. The Company offered and sold the Targeted Notes and the New Notes in reliance on

Section 4(2) and Regulation D of the Securities Act.

Item 3.	Defaults Upon Senior Securities.
     A promissory note with preferred stock conversion rights in the principal amount of $100,000, issued by AbTech, was in default from its maturity date on August 2, 2010 until it was paid in full on March 30, 2011. On February 14, 2011, AbTech received notice from a Convertible Senior Promissory Note holder declaring an event of default under the terms of the note and accelerating the due date of the note, making it immediately due and payable, as a result of the failure of AbTech to make the required quarterly interest payment on time. The delinquent interest was remedied with an interest payment of $20,219 on February 22, 2011, and the principal amount of the note, with all remaining accrued interest, in the amount of $506,247, was repaid in full on April 7, 2011.

Item 4.	Reserved
     Not applicable

Item 5.	Other Information
     None

Item 6.	Exhibits.

Exhibit Number	Name

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)

31.2	Rule 13a-14(d)/15d-14(d) Certification (Principal Financial Officer)

32	Section 1350 Certifications

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABTECH HOLDINGS, INC. (Registrant)
Date: May 16, 2011	By:	/s/ Glenn R. Rink
Glenn R. Rink
Chief Executive Officer, President, and Director

Date: May 16, 2011	By:	/s/ Lane J. Castleton
Lane J. Castleton
Chief Accounting Officer, Chief Financial Officer, Vice President and Treasurer