Form 10-Q
period 2011-06-30
Abtech Holdings, Inc.
filed 2011-08-16
CIK 1405858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2011

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

☐	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer (Do not check if smaller reporting company)	☒	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 8, 2011
Common stock, $.001 par value	47,261,471

ABTECH HOLDINGS, INC.
FORM 10-Q

June 30, 2011

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

Explanatory Note

As used in this Form 10-Q, “we,” “us,” “our,” “ABHD” and the “Company” refer to Abtech Holdings, Inc.

AbTech Industries, Inc. (“AbTech”) is a Delaware corporation with an authorized capital of 15,000,000 shares of $0.01 par value common stock and 5,000,000 shares of $0.01 par value preferred stock.  On February 10, 2011, AbTech was acquired by AbTech Holdings, Inc. (formerly known as Laural Resources, Inc.), in a reverse acquisition transaction.  In accordance with the merger agreement between AbTech and ABHD (the “Merger Agreement”), ABHD acquired all of the issued and outstanding common stock of AbTech, including shares issuable upon the conversion of Series A preferred stock and convertible promissory notes outstanding, in exchange for the stockholders of AbTech acquiring 46,000,000 shares of ABHD common stock.  ABHD also agreed to reduce its number of common shares outstanding to 10,000,000 shares prior to the Merger.  See Notes 1 and 4 of the Notes to consolidated financial statements included elsewhere in this quarterly report on Form 10-Q.

For accounting purposes, the transaction has been accounted for as a reverse acquisition, with AbTech as the acquirer.  The condensed consolidated financial statements of ABHD included in this quarterly report on Form 10-Q represent a continuation of the financial statements of AbTech, with one adjustment, which is to retroactively adjust the legal capital of AbTech to reflect the legal capital of ABHD.  Comparative information presented in the condensed consolidated financial statements also have been retroactively adjusted to reflect the legal capital of ABHD.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The December 31, 2010 consolidated balance sheet included in this Form 10-Q was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the six-month period ended June 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011. For further information, refer to the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

ABTECH HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2011 (Unaudited)	December 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$73,102	$4,123
Accounts receivable – related party, net	2,110	13,044
Accounts receivable – trade, net	88,734	36,642
Inventories, net	525,237	569,042
Prepaid expenses and other current assets	93,186	96,787
Total current assets	782,369	719,638

Fixed assets, net	57,705	65,514
Security deposits	17,977	17,977
Deferred charges, net	20,084	22,673
Goodwill	10,000	10,000
Total assets	$888,135	$835,802

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable	$826,977	$629,470
Accounts payable – related party	80,083	7,736
Loans from shareholders	39,500	180,500
Notes payable	50,000	21,000
Convertible promissory notes – related party	595,000	1,156,000
Convertible promissory notes	-	208,679
Customer deposits	193,180	193,180
Accrued interest payable	6,733	39,904
Accrued expenses	150,426	125,557
Total current liabilities	1,941,899	2,562,026

Due to related party	104,093	106,601
Convertible promissory notes – related party	2,081,001	2,581,001
Convertible promissory notes	155,000	1,375,865
Total liabilities	4,281,993	6,625,493

Commitments and contingencies

Stockholders’ deficiency
Common stock, $0.001 par value; 300,000,000 authorized shares; issued and outstanding shares: June 30, 2011 – 47,261,471; December 31, 2010 – 49,249,674	47,261	49,250
Additional paid-in capital	24,397,046	18,672,746
Non-controlling interest	(1,564,885)	-
Accumulated deficit	(26,273,280)	(24,511,687)
Total stockholders’ deficiency	(3,393,858)	(5,789,691)
Total liabilities and stockholders’ deficiency	$888,135	$835,802
The accompanying notes are an integral part of these condensed consolidated financial statements.

ABTECH HOLDINGS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months ended June 30		Six Months ended June 30
	2011	2010	2011	2010

Net revenues	$100,734	$95,381	$144,011	$166,382

Cost of revenues	120,483	42,638	201,459	134,684
Gross profit (loss)	(19,749)	52,743	(57,448)	31,698

Operating expenses
Selling, general and administrative	711,733	498,241	1,353,279	916,182
Research and development	118,916	119,084	261,003	237,579
Total operating expenses	830,649	617,325	1,614,282	1,153,761

Operating loss	(850,398)	(564,582)	(1,671,730)	(1,122,063)

Other income (expense)
Interest expense	(1,621,651)	(36,725)	(1,644,823)	(62,922)
Other income (expense)	(4,922)	(5,006)	(9,926)	(10,010)
Total other income (expense), net	(1,626,573)	(41,731)	(1,654,749)	(72,932)

Net loss before income taxes	(2,476,971)	(606,313)	(3,326,479)	(1,194,995)

Provision for income taxes	-	-	-	-

Net loss	(2,476,971)	(606,313)	(3,326,479)	(1,194,995)

Net loss attributable to non-controlling interest	(248,704)	-	(380,435)	-

Net loss attributable to controlling interest	$(2,228,267)	$(606,313)	$(2,946,044)	$(1,194,995)

Basic and diluted loss per common share	$(0.05)	$(0.02)	$(0.07)	$(0.04)

Basic and diluted weighted average number of shares outstanding	45,084,344	29,267,557	41,997,592	29,265,798

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABTECH HOLDINGS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30,

	2011	2010
Operating Activities
Net loss attributable to controlling interest	$(2,946,044)	$(1,194,995)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	23,522	24,111
Stock-based compensation expense	191,883	75,844
Preferred stock issued for interest on notes payable	20,784	38,066
Interest related to beneficial conversion feature	1,620,955	-
Net loss attributable to non-controlling interest	(380,435)	-
Changes in operating assets and liabilities:
Accounts receivable, net	(41,158)	(17,832)
Inventories, net	43,805	(90,113)
Prepaid expenses and other current assets	(3,824)	1,761
Accounts payable	269,854	82,740
Customer deposits	-	(3,029)
Accrued interest payable	(33,171)	20,178
Accrued expenses	24,869	1,813
Net cash used in operating activities	(1,208,960)	(1,061,456)

Investing Activities
Purchases of fixed assets	(5,698)	(1,580)
Net cash used in investing activities	(5,698)	(1,580)

Financing Activities
Proceeds from issuance of common stock	825,000	-
Repayment of borrowings	(597,855)	(200,000)
Repayment of borrowings from shareholders	(41,000)	(141,500)
Proceeds from notes payable	1,100,000	1,395,000
Net decrease in due to related party	(2,508)	(2,418)
Net cash provided by financing activities	1,283,637	1,051,082

Net change in cash and cash equivalents	68,979	(11,954)
Cash and cash equivalents at beginning of period	4,123	108,910
Cash and cash equivalents at end of period	$73,102	$96,956

Supplemental cash flow information:
Cash paid for interest	$33,616	$-
Cash paid for income taxes	-	-
Noncash investing and financing activities:
Common stock issued for conversion of debt, including accrued interest	$3,084,473	$78,066
Common stock warrants issued for services	191,883	75,844
Beneficial conversion feature recorded to additional paid-in capital	1,620,955	-
The accompanying notes are an integral part of these condensed consolidated financial statements.

ABTECH HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – ORGANIZATION

Abtech Holdings, Inc. (“ABHD” or the “Company”) (formerly Laural Resources, Inc.), was incorporated under the laws of the State of Nevada on February 13, 2007, with authorized capital stock of 300,000,000 shares at $0.001 par value.

AbTech Industries, Inc. (“AbTech”), a Delaware corporation with an authorized capital of 15,000,000 shares of $0.01 par value common stock and 5,000,000 shares of $0.01 par value preferred stock, was acquired by ABHD in a reverse acquisition transaction on February 10, 2011 (the “Merger”).  In accordance with the merger agreement between AbTech and ABHD (the “Merger Agreement”), ABHD acquired all of the issued and outstanding common stock of AbTech, including shares issuable upon the conversion of Series A preferred stock and convertible promissory notes outstanding, in exchange for the stockholders of AbTech acquiring 46,000,000 shares of ABHD common stock.  ABHD also agreed to reduce its number of common shares outstanding to 10,000,000 shares prior to the Merger. (See Note 4 – Reverse Acquisition Transaction).

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Financial Statement Presentation – The consolidated financial statements include the accounts of ABHD, AbTech, and ESC. Intercompany accounts and transactions have been eliminated. The condensed consolidated financial statements do not include the operations of ABHD prior to the date of the Merger which are considered to be immaterial to the operations of AbTech. The equity section of the Consolidated Balance Sheets and the basic and diluted weighted average number of shares outstanding on the Consolidated Statements of Operations for periods prior to the date of the Merger have been restated to give retroactive effect to the merger transaction and to show the shares outstanding at the Balance Sheet dates as if such shares had been exchanged for ABHD shares in accordance with the terms of the Merger Agreement.  The equity section of the Consolidated Balance Sheets and the basic and diluted weighted average number of shares outstanding on the Consolidated Statements of Operations for periods ended after the date of the Merger, represents the actual shares of ABHD outstanding after the share exchanges that occurred as part of the merger transaction.  The non-controlling interest shown on the Consolidated Balance Sheet as of June 30, 2011, represents the ownership interest in AbTech of the holders of AbTech Series A preferred stock that elected not to exchange their Series A preferred shares for common shares of ABHD as allowed by the Merger Agreement.

In the opinion of the Company’s management, the accompanying condensed consolidated financial statements include all adjustments necessary for a fair presentation of such condensed consolidated financial statements.  Such adjustments are of a normal recurring nature.
Net Loss Per Share – Basic net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period. The calculation of basic loss per share gives retroactive effect to the recapitalization related to the reverse acquisition of AbTech by ABHD.  The Company has other potentially dilutive securities outstanding that are not shown in a diluted net loss per share calculation because their effect in both 2011 and 2010 would be anti-dilutive.  These potentially dilutive securities include Series A preferred stock, options, warrants and convertible promissory notes.

Recent Accounting Pronouncements – The Company does not expect that the adoption of recent accounting pronouncements will have a material impact on its condensed consolidated financial statements.

NOTE 3 – INVENTORIES

The Company uses a perpetual inventory system and periodic physical test counts to determine inventory amounts at interim balance sheet dates. Inventories are stated at the lower of cost or market, with cost computed on an average cost method on the first-in, first-out basis.

	June 30, 2011 Unaudited	December 31, 2010

Raw materials	$88,960	$85,711

Work in process	382,469	394,540

Finished goods	136,617	221,791

Reserve for obsolescence	(82,809)	(133,000)

Total	$525,237	$569,042

NOTE 4 – REVERSE ACQUISITION TRANSACTION

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

•
Issuance of Common Stock – At the closing of the Merger, ABHD issued 32,009,801 shares of its common stock to the stockholders of AbTech in exchange for 100% of the issued and outstanding common stock of AbTech.  Immediately prior to the Merger, ABHD had 10,000,000 shares of common stock issued and outstanding, excluding the shares issued as part of a $3 million funding required by the Merger Agreement.  $1,645,000 of the $3 million funding was received by ABHD prior to closing ($150,000 of the $1,645,000 was received after December 31, 2010).  The financier issued a promissory note (the “Note”) to ABHD for the $1,355,000 balance of the financing commitment which was to be funded in cash after the Merger closing. The Note was secured by a total of 1,145,000 shares of ABHD common stock pledged by the financier (the “Collateral”).  ABHD elected to hold the Note as a funding commitment only and did not record the Note or issue any shares in exchange for the Note.  From the date of the merger through June 30, 2011, ABHD received $675,000 of the remaining $1,355,000 due on the Note.  Of the 675,000 common shares due to investors for these payments, the Company issued 500,000 shares and held the remaining 175,000 shares as additional collateral for the Note.  In May of 2011, the financier defaulted on the $680,000 balance due on the Note, released 509,300 shares of the Collateral and relinquished its rights to the 175,000 shares of additional collateral held by the Company.

•
Conversion of AbTech’s Preferred Stock – At the effectiveness of the Merger, 1,439,614 shares of Series A Preferred Stock (“Preferred Stock”) of AbTech outstanding immediately prior to the Merger were converted into 1,439,614 shares of preferred stock of Surviving Corporation (i.e., AbTech, post-Merger).  The privileges, rights, and preferences of the Preferred Stock were not affected or altered by such conversion.  Accordingly, the Preferred Stock may be converted at any time into common shares of AbTech as the Surviving Corporation and subsequently such common shares of the Surviving Corporation will be exchanged for shares of the common stock of ABHD at the same exchange rate in effect for common shares of AbTech at the date of the Merger (the “Merger Consideration”).  The preferred stockholders that elected to not convert and exchange their shares for ABHD common shares, represent the non-controlling interest shown on the Consolidated Balance Sheet as of June 30, 2011.  Because the condensed consolidated balance sheet as of December 31, 2010 has been restated to give retroactive effect to the Merger, the common stock shown as of December 31, 2010 includes the par value ($.001 per share) of the 10,000,000 shares of ABHD stock outstanding at the time of the merger plus all shares of AbTech common and preferred stock outstanding as of December 31, 2010, as if converted into ABHD common shares at the Merger exchange rate.  Because some of the preferred stockholders of AbTech elected to not convert their shares to ABHD common stock at the time of the Merger, the condensed consolidated balance sheet as of June 30, 2011 shows a decrease in the amount of common stock outstanding.

•
Conversion of AbTech’s Warrants –   At the effectiveness of the Merger, 480,266 warrants to purchase AbTech common stock outstanding immediately prior to the Merger were converted into warrants to purchase 2,557,153 shares of common stock of ABHD.  At the effective time of the Merger, 471,444 warrants to purchase AbTech Preferred Stock outstanding immediately prior to the Merger were converted into warrants to purchase 471,444 shares of preferred stock of the AbTech as the Surviving Corporation.  The aggregate exercise price and other terms of such warrants were not affected or altered by such conversion and, upon exercise of any such warrants, the shares of preferred stock received upon such exercise would be convertible at any time for common shares of the Company, whereupon such common shares would be exchanged for the Merger Consideration.

•
Conversion of AbTech’s Options – At the effectiveness of the Merger, options to purchase 992,000 shares of AbTech common stock outstanding immediately prior to the Merger were converted into options to purchase 5,281,855 shares of common stock of ABHD.  The aggregate exercise price and other terms of such options were not affected or altered by such conversion.

•
Conversion of AbTech‘s Convertible Debt –   As of the closing of the Merger, $3,980,666 of outstanding notes of the Company that were convertible into Preferred Stock of AbTech prior to the Merger were retained by the holders and $1,347,372 of such notes were converted into 1,919,315 shares of common stock of ABHD.

NOTE 5 – GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs, which raises doubts about the ability of the Company to continue as a going concern.   In order to continue as a going concern, the Company will need to generate additional revenue and obtain additional capital to fund its operating losses and service its debt.  Management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding and long term financing, which will enable the Company to operate for the coming year, though there can be no assurance that the Company’s efforts will be successful.  As a result, the Company’s independent registered public accounting firm issued a going concern opinion on the consolidated financial statements of the Company for the year ended December 31, 2010.  The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 6 – DEBT REPAYMENT

In March 2011, the Company initiated an offering to raise funds to repay approximately $1,960,000 of existing debt obligations of AbTech that were then due or would become due during 2011 (the “Targeted Notes”).  Investors in the offering (“New Investors”) were given the option to either purchase a portion of the Targeted Notes and convert it immediately to ABHD common stock, or buy new convertible notes from ABHD (the “New Notes”) that would convert to ABHD common stock.  The intended objective was to complete the transactions with the same net effect as if all the Targeted Notes were converted by their terms to ABHD common stock. Accordingly, the conversion rate given New Investors for conversion of either the purchased Targeted Notes or the New Notes was a blended rate of approximately $0.57 per share.  As of June 30, 2011, the Company had received $747,100 from New Investors interested in purchasing Targeted Notes.  These funds were forwarded to the Targeted Noted Holders to purchase the Targeted Notes.  The New Investors subsequently converted the purchased Targeted Notes to 1,320,454 shares of ABHD common stock.

In addition, during the three months ended June 30, 2011, the Company received $975,000 from New Investors interested in buying New Notes.  From these proceeds the Company repaid approximately $604,100 of outstanding debt and used the balance of the funds for operating capital.  The New Notes were all automatically converted to shares of ABHD common stock resulting in the issuance of 1,723,255 shares by the Company.

Due to the beneficial conversion feature implied in these transactions, at the time of each investment by a New Investor the applicable Targeted Notes or New Notes were discounted by the lesser of: (i) the intrinsic value of the beneficial conversion feature, or (ii) the proceeds realized from the New Investor.  These discounts aggregated $1,620,955 and were charged to “additional-paid-in-capital” and interest expense.  The Targeted Notes that were purchased by New Investors and the New Notes issued to New Investors were converted by the New Investors into common shares of ABHD common stock during the second quarter of 2011 and upon such conversion the discounts were charged to income as interest expense.

NOTE 7 – RELATED PARTY TRANSACTIONS

Accounts payable, related party – represents amounts due to various officers of the Company for compensation and travel expenses.

Convertible Promissory Notes – As part of the debt repayment transaction described in Note 6 above, $1,050,000 of Convertible Promissory Notes due to related parties were repaid or purchased by New Investors and converted into common shares of ABHD during the six months ended June 30, 2011. One of these notes for $500,000 had an interest rate of 12% per annum and the other notes were non-interest bearing. In addition, one Convertible Promissory Note for $11,000, held by a related party was converted into shares of ABHD common stock as part of the Merger Transaction.

NOTE 8 – SUBSEQUENT EVENTS

Private Placement

In July 2011, the Company sold $700,000 of Convertible Promissory Notes (the “Offering”).  The Convertible Promissory Notes (the “Notes”) bear interest at a rate of 12% per annum from the closing date through April 30, 2012; 15% per annum from May 1, 2012 through July 31, 2012 and 18% per annum for any period after July 30, 2012 that the Note remains outstanding.  All interest accrued on the Notes will be due and payable at maturity. Any Notes outstanding on November 1, 2012 will be redeemed in cash equal to the face amount plus any unpaid accrued interest thereon.  In the event of a Qualified Financing by the Company, as defined below, each subscriber in the Offering will have the option to (i) convert their Note into the securities purchased by investors in a Qualified Financing at a 20% discount to the price paid by investors in the Qualified Financing; or (ii) tender their Note to the Company for immediate repayment of principal and accrued and unpaid interest.  A “Qualified Financing” is defined as the sale for cash by the Company of debt or equity securities generating aggregate gross proceeds of at least US $5,000,000 (including the proceeds from any converting Notes).  In the event that the Company does not close a Qualified Financing on or prior to November 1, 2012, the subscriber shall have the option to convert the Note into shares of Company common stock at a conversion price equal to $0.60 per share (the “Conversion Price”).

Each subscriber in the Offering also received a warrant for the purchase of the number of shares of Company common stock equal to 40% of the amount invested divided by the Conversion Price.  In the event a Note remains outstanding as of April 30, 2012, the Note holder will receive an additional Warrant for 10% of the principal amount of the Note outstanding at that date divided by the Conversion Price.  In the event the Note remains outstanding as of July 31, 2012, the Note holder will receive an additional Warrant for 10% of the principal amount of the Note outstanding at that date divided by the Conversion Price.  The Warrants will have an exercise price equal to the Conversion Price and a five year term.

The Company may, at any time on ten business days’ notice, repurchase any or all outstanding Notes in cash for the face amount of such Notes, plus any unpaid, accrued interest thereon.  Upon such notice from the Company, Investors will have 5 days to either convert the Notes in accordance with their terms or accept the cash repurchase price from the Company.

The Company has also engaged an investment banker to assist with a private offering on similar terms for up to $2,500,000.

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

Overview

ABHD was incorporated in the state of Nevada on February 13, 2007 under the name Laural Resources, Inc.  On February 10, 2011, ABHD consummated the Merger with AbTech, pursuant to the Merger Agreement. Prior to the Merger, ABHD was a development stage company engaged in the business of acquiring and developing mineral properties, and a public reporting “shell company,” as defined in SEC Rule 12b-2 under the Exchange Act.  As a result of the Merger, ABHD acquired all of the issued and outstanding common stock of AbTech (through a reverse acquisition transaction) in exchange for the stockholders of AbTech acquiring a 78% ownership interest in ABHD, AbTech became ABHD’s majority-owned subsidiary, and ABHD acquired the business and operations of AbTech.

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

For accounting purposes, the Merger transaction has been accounted for as a reverse acquisition, with AbTech as the acquirer.  The condensed consolidated financial statements of ABHD included in this quarterly report on Form 10-Q represent a continuation of the financial statements of AbTech, with one adjustment, which is to retroactively adjust the legal capital of AbTech to reflect the legal capital of ABHD.  See Note 1 of the Notes to condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q.

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

Results of Operations

During the six-month period ended June 30, 2011, the Company continued to experience the negative effects of a worldwide economic downturn resulting in sales that were 13% lower than in the same period of the prior year.  Sales were also negatively impacted by the Company’s decision in 2010 to terminate most of its exclusive distribution agreements in anticipation of engaging a nationwide distributor for its stormwater products.  The Company’s new distributor, Waste Management, Inc., announced in April 2011, that it was launching its entry in to the stormwater market and intended to initiate its sales efforts in four pilot market areas in 2011.  The Company has not yet recognized significant revenue from this distribution arrangement and anticipates gradual revenue growth with initial efforts in the pilot market areas and, if successful, expansion into additional geographic markets beginning in 2012.

The Company continues to operate with significant excess manufacturing capacity.  The costs associated with the excess capacity are charged to “cost of revenues” in the period incurred and resulted in negative gross margins for the three and six-month periods ended June 30, 2011.  During the three month period ended June 30, 2010, the Company experienced higher than normal production levels as it built inventory for anticipated demand. This increased level of production reduced the cost of excess capacity and resulted in a positive gross margin of 55% for the period.  We do not currently have plans to reduce excess manufacturing capacity, and we anticipate that the excess capacity will continue to adversely affect gross margins at least through 2011.

Selling, general and administrative expenses increased by $213,492 (43%) and $437,097 (48%), respectively, during the three and six month periods ended June 30, 2011 as compared to the same periods in 2010.  These increases were due primarily to the costs associated with the Merger and the additional costs of operating as a public company including legal, audit, public relations and financial printing costs.  In addition, the Company engaged three senior level individuals as employees or full time consultants during the six months ended June 30, 2011 that were not on board during the same period of 2010.  Other part-time consultants were also engaged during the period to assist the Company in its market development and public relations efforts.  Research and development costs were about the same during the three-months ended June 30, 2011 as in the same period of the prior year but remained higher for the 6-months ended June 30, 2011 due to a variety of new product development activities and the associated internal and external testing of such products incurred in the first quarter of 2011.

Interest expense increased substantially for the three-months ended June 30, 2011 due to a $1,620,335 charge for imputed interest on promissory notes that were converted to common stock on beneficial conversion terms during the period.  This is a non-recurring charge that will not continue in subsequent periods.

In summary, due primarily to decreased sales, increased operating expenses and a non-recurring charge for imputed interest, the net loss for the three and six-month periods ended June 30, 2011, increased by $1,870,658 and $2,131,484, respectively, as compared to the corresponding periods in 2010.

Liquidity and Capital Resources

To date, the Company has not generated sufficient revenue to cover its operating costs and continues to operate with negative cash flow.  The Company’s cash balance of $4,123 at December 31, 2010 was insufficient to cover the $1,208,960 of net cash used in operations for the six months ended June 30, 2011.  During the six months ended June 30, 2011, the Company raised $825,000 from the private offering conducted to fulfill the $3,000,000 funding commitment associated with the Merger transaction.  At June 30, 2011, $680,000 of this commitment remained unfunded and the Company now considers it unlikely that it will be funded in the future.

In March 2011, the Company initiated an offering to raise funds to repay approximately $1,960,000 of debt obligations that were due in 2011 (the “Targeted Notes”).  Investors in the offering were given the option to either purchase a portion of the Targeted Notes and convert it immediately to ABHD common stock, or buy new convertible notes from ABHD that would convert to ABHD common stock upon confirmation by AbTech that the proceeds had been used by AbTech to repay the intended Targeted Notes.  The intended objective was to complete the transactions with the same net effect as if all the Targeted Notes converted by their terms to ABHD common stock.  The Company raised $1,722,100 in this offering, of which approximately $1,351,000 was used to repay, or purchase and then convert, Targeted Notes.  The balance of the offering proceeds was used to fund operations.

The Company raised an additional $700,000 during July 2011 in a private placement of Convertible Promissory Notes, See Note 7 of Notes to the Condensed Consolidated Financial Statements (unaudited) included in Part I of this Form 10-Q.

The Company’s balance sheet at June 30, 2011 shows an inventory level of $525,237, $43,805 less than the level at December 31, 2010.   This relatively large amount of inventory, as compared to net revenues, will mitigate somewhat the working capital funding that will be required in the event the Company successfully increases sales revenue in the future.  The Company anticipates that it will need approximately $200,000 to acquire raw materials inventory in the third quarter of 2011.

At June 30, 2011, the Company had received customer deposits of $193,180 as prepayments by certain distributors for future product orders.  Future sales to these distributors will not generate positive cash flow until the prepayments are depleted.  The Company also intends to reduce the relatively large balance of accounts payable ($907,060 at June 30, 2011) which would also have a negative effect on cash flow.

The Company had no significant capital expenditures for the six months ended June 30, 2011 or the year ended December 31, 2010.  As of June 30, 2011, the Company had no commitments for any material future capital expenditures.

The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs, which raises doubts about the ability of the Company to continue as a going concern.   In order to continue as a going concern, the Company will need to generate additional revenue and obtain additional capital to fund its operating losses and service its debt.  Management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding, and long term financing, which will enable the Company to operate for the coming year though there can be no assurance that the Company’s efforts will be successful.  As a result, the Company’s independent registered public accounting firm issued a going concern opinion on the consolidated financial statements of the Company for the year ended December 31, 2010.  The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Principal Executive Officer, and our Principal Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2011 (the “Evaluation Date”). Based upon that evaluation, our Principal Executive Officer along with our Principal Financial Officer concluded that our disclosure controls and procedures are not effective as of the Evaluation Date in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  This conclusion is based on findings that constituted material weaknesses.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our interim financial statements will not be prevented or detected on a timely basis.   These material weaknesses include the following:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

As part of a $3 million funding required by the Merger Agreement, $1,645,000 of the $3 million funding was received by ABHD prior to closing of the Merger, including $150,000 that was received after December 31, 2010.  A financier issued a promissory note to ABHD for the $1,355,000 balance of the funding commitment which was to be funded by cash after the Merger closing.  The Note was secured by a total of 1,145,000 shares of ABHD common stock pledged by the financier (the “Collateral”).  ABHD elected to hold the Note as a funding commitment only and did not record the Note or issue any shares in exchange for the Note.  From the date of the merger through June 30, 2011, ABHD received $675,000 of the remaining $1,355,000 due on the Note.  Of the 675,000 common shares due to investors for these payments, the Company issued 500,000 shares and held the remaining 175,000 shares as additional collateral for the Note.  In May of 2011, the financier defaulted on the $680,000 balance due on the Note, released 509,300 shares of the Collateral and relinquished its rights to the 175,000 shares of additional collateral held by the Company.  The issuance of the ABHD common stock to the investors was exempt from registration under the Securities Act pursuant to Section 4(2), Regulation S and Regulation D thereof.

In March 2011, the Company initiated an offering to raise funds to repay approximately $1,960,000 of existing debt obligations of AbTech that were currently due or would become due during 2011 (the “Targeted Notes”).  Investors in the offering (“New Investors”) were given the option to either purchase a portion of the Targeted Notes and convert it immediately to ABHD common stock, or buy new convertible notes from ABHD (the “New Notes”) that would convert to ABHD common stock.  The intended objective was to complete the transactions with the same net effect as if all the Targeted Notes were converted by their terms to ABHD common stock. Accordingly, the conversion rate given New Investors for conversion of either the purchased Targeted Notes or the New Notes was a blended rate of approximately $0.57 per share.  As of June 30, 2011, the Company had received $747,100 from New Investors interested in purchasing Targeted Notes.  These funds were forwarded to the Targeted Note Holders to purchase the Targeted Notes.  The New Investors subsequently converted the purchased Targeted Notes to 1,320,454 shares of ABHD common stock.  In addition, the Company received $975,000 from New Investors interested in buying New Notes.  From these proceeds the Company repaid approximately $604,100 of outstanding debt and used the balance of the funds for operating capital.  The New Notes were all automatically converted to shares of ABHD common stock resulting in the issuance of 1,723,255 shares by the Company.  The Company offered and sold the Targeted Notes and the New Notes in reliance on Section 4(2) and Regulation D of the Securities Act.

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

Item 4.  [Reserved]

Item 5.  Other Information

None

Item 6.  Exhibits.
Exhibit Number	Name

31.1*	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)

31.2*	Rule 13a-14(d)/15d-14(d) Certification (Principal Financial Officer)

32**	Section 1350 Certifications

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101 DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
***
Furnished herewith. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABTECH HOLDINGS, INC.
(Registrant)

Date: August 15, 2011	By:	/s/ Glenn R. Rink
Glenn R. Rink
Chief Executive Officer, President, and Director

Date: August 15, 2011	By:	/s/ Lane J. Castleton
Lane J. Castleton
Chief Accounting Officer, Chief Financial Officer, Vice President and Treasurer