Form 10-Q
period 2011-09-30
Abtech Holdings, Inc.
filed 2011-11-14
CIK 1405858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2011

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
YES ☒	NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer (Do not check if smaller reporting company)	☒	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 8, 2011
Common stock, $.001 par value	46,912,171

ABTECH HOLDINGS, INC.
FORM 10-Q

September 30, 2011

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

Explanatory Note

As used in this Form 10-Q, “we,” “us,” “our,” “ABHD” and the “Company” refer to Abtech Holdings, Inc.

AbTech Industries, Inc. (“AbTech”) is a Delaware corporation with an authorized capital of 15,000,000 shares of $0.01 par value common stock and 5,000,000 shares of $0.01 par value preferred stock.  On February 10, 2011, AbTech was acquired by AbTech Holdings, Inc. (formerly known as Laural Resources, Inc.), in a reverse acquisition transaction.  In accordance with the merger agreement between AbTech and ABHD (the “Merger Agreement”), ABHD acquired all of the issued and outstanding common stock of AbTech, including shares issuable upon the conversion of Series A preferred stock and convertible promissory notes outstanding, in exchange for the stockholders of AbTech acquiring 46,000,000 shares of ABHD common stock.  ABHD also agreed to reduce its number of common shares outstanding to 10,000,000 shares prior to the Merger.  See Notes 1 and 4 of the Notes to condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The December 31, 2010 consolidated balance sheet included in this Form 10-Q was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the nine-month period ended September 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011. For further information, refer to the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

ABTECH HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2011 (Unaudited)	December 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$306,476	$4,123
Accounts receivable – related party, net	2,110	13,044
Accounts receivable – trade, net	104,824	36,642
Inventories, net	566,676	569,042
Deferred charges	184,813	20,028
Prepaid expenses and other current assets	135,472	76,759
Total current assets	1,300,371	719,638

Fixed assets, net	50,689	65,514
Security deposits	17,977	17,977
Deferred charges, net	17,552	22,673
Goodwill	10,000	10,000
Total assets	$1,396,589	$835,802

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable	$774,951	$629,470
Accounts payable – related party	52,793	7,736
Loans from shareholders	39,500	180,500
Notes payable	-	21,000
Convertible promissory notes – related party, net of discounts	577,357	1,156,000
Convertible promissory notes, net of discounts	1,427,097	208,679
Customer deposits	193,614	193,180
Accrued interest payable	29,100	39,904
Accrued expenses	201,916	125,557
Total current liabilities	3,296,328	2,562,026

Due to related party	102,846	106,601
Convertible promissory notes – related party	1,881,000	2,581,001
Convertible promissory notes	155,000	1,375,865
Warrant liability	156,007	-
Total liabilities	5,591,181	6,625,493

Commitments and contingencies

Stockholders’ deficiency
Common stock, $0.001 par value; 300,000,000 authorized shares; issued and outstanding shares: September 30, 2011 – 46,912,171; December 31, 2010 – 49,249,674	46,912	49,250
Additional paid-in capital	24,444,014	18,672,746
Non-controlling interest	(1,549,623)	-
Accumulated deficit	(27,135,895)	(24,511,687)
Total stockholders’ deficiency	(4,194,592)	(5,789,691)
Total liabilities and stockholders’ deficiency	$1,396,589	$835,802

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABTECH HOLDINGS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months ended September 30		Nine Months ended September 30
	2011	2010	2011	2010

Net revenues	$124,608	$177,548	$268,619	$343,930

Cost of revenues	108,874	157,141	310,333	291,825
Gross profit (loss)	15,734	20,407	(41,714)	52,105

Operating expenses
Selling, general and administrative	736,844	639,898	2,090,123	1,556,080
Research and development	184,117	145,166	445,120	382,745
Total operating expenses	920,961	785,064	2,535,243	1,938,825

Operating loss	(905,227)	(764,657)	(2,576,957)	(1,886,720)

Other income (expense)
Interest expense	(52,120)	(26,899)	(1,696,943)	(89,821)
Gain on extinguishment of debt	115,000	-	115,000	-
Other income (expense)	(5,006)	(12,187)	(14,931)	(22,197)
Total other income (expense), net	57,874	(39,086)	(1,596,874)	(112,018)

Net loss before income taxes	(847,353)	(803,743)	(4,173,831)	(1,998,738)

Provision for income taxes	-	-	-	-

Net loss	(847,353)	(803,743)	(4,173,831)	(1,998,738)

Net loss attributable to non-controlling interest	(116,469)	-	(365,173)	-

Net loss attributable to controlling interest	$(730,884)	$(803,743)	$(3,808,658)	$(1,998,738)

Basic and diluted loss per common share	$(0.02)	$(0.03)	$(0.09)	$(0.07)

Basic and diluted weighted average number of shares outstanding	47,112,637	29,527,539	43,194,804	29,354,003

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABTECH HOLDINGS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30,

	2011	2010
Operating Activities
Net loss attributable to controlling interest	$(3,808,658)	$(1,998,738)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	35,544	35,673
Common stock issued for services rendered	14,700	19,980
Stock-based compensation expense	223,801	85,234
Preferred stock of subsidiary issued for interest on notes payable	20,784	45,877
Interest related to beneficial conversion feature	1,620,955	-
Income from forgiveness of debt	(115,000)	-
Note discount amortized as interest	16,212	-
Deferred charges expensed as interest	7,847	-
Net loss attributable to non-controlling interest	(365,173)	-
Other	19,251	-
Changes in operating assets and liabilities:
Accounts receivable, net	(57,248)	12,411
Inventories, net	2,366	(8,722)
Prepaid expenses and other current assets	(58,713)	1,906
Deferred charges	(182,532)	-
Accounts payable	190,538	187,633
Customer deposits	434	(18,977)
Accrued interest payable	(10,804)	17,387
Accrued expenses	76,359	25,357
Net cash used in operating activities	(2,369,337)	(1,594,979)

Investing Activities
Purchases of fixed assets	(5,698)	(13,314)
Net cash used in investing activities	(5,698)	(13,314)

Financing Activities
Proceeds from issuance of common stock	825,000	-
Repayment of borrowings	(1,177,857)	(200,000)
Repayment of borrowings from shareholders	(41,000)	(141,500)
Proceeds from notes payable	3,075,000	1,855,866
Net decrease in due to related party	(3,755)	(3,610)
Net cash provided by financing activities	2,677,388	1,510,756

Net change in cash and cash equivalents	302,353	(97,537)
Cash and cash equivalents at beginning of period	4,123	108,910
Cash and cash equivalents at end of period	$306,476	$11,373

Supplemental cash flow information:
Cash paid for interest	$37,637	$19,540
Cash paid for income taxes	-	-
Noncash investing and financing activities:
Common stock issued for conversion of debt, including accrued interest	$3,084,474	$263,104
Common stock and warrants issued for services	238,501	105,214
Beneficial conversion feature recorded to additional paid-in capital	1,620,955	-
Preferred shares not converting at merger	1,184,450	-

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation – The consolidated financial statements include the accounts of ABHD, AbTech, and ESC. Intercompany accounts and transactions have been eliminated. The condensed consolidated financial statements do not include the operations of ABHD prior to the date of the Merger which are considered to be immaterial to the operations of AbTech. The equity section of the Consolidated Balance Sheets and the basic and diluted weighted average number of shares outstanding on the Consolidated Statements of Operations for periods prior to the date of the Merger have been restated to give retroactive effect to the merger transaction and to show the shares outstanding at the Balance Sheet dates as if such shares had been exchanged for ABHD shares in accordance with the terms of the Merger Agreement.  The equity section of the Consolidated Balance Sheets and the basic and diluted weighted average number of shares outstanding on the Consolidated Statements of Operations for periods ended after the date of the Merger, represents the actual shares of ABHD outstanding after the share exchanges that occurred as part of the merger transaction.  The non-controlling interest shown on the Consolidated Balance Sheet as of September 30, 2011, represents the ownership interest in AbTech of the holders of AbTech Series A preferred stock that elected not to exchange their Series A preferred shares for common shares of ABHD as allowed by the Merger Agreement.

In the opinion of the Company’s management, the accompanying condensed consolidated financial statements include all adjustments necessary for a fair presentation of such condensed consolidated financial statements.  Such adjustments are of a normal recurring nature.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.

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

The following chart lists the securities as of September 30, 2011, that were not included in the computation of diluted net earnings per share because their effect would have been antidilutive:

Common Shares
Options to purchase common stock	5,197,158
Warrants to purchase common stock	5,345,219
Convertible promissory notes	6,150,880
Convertible preferred stock in AbTech	7,664,193
24,357,450

Fair Value of Financial Assets and Liabilities – The Company measures and discloses certain financial assets and liabilities at fair value.  Authoritative guidance defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  Authoritative guidance also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company estimates fair value of the warrant liability using the Black-Scholes valuation model. Significant assumptions were determined as follows:

• Expected term is determined under the simplified method using an average of the contractual term and vesting period of the award as appropriate statistical data required to properly estimate the expected term was not available;
• Expected volatility is measured using the historical weekly changes in the market price of the Company’s common stock, disregarding identifiable periods of time in which share price was extraordinarily volatile due to certain events that are not expected to recur during the expected term;
• Risk-free interest rate is to approximate the implied yield on zero-coupon U.S. Treasury bonds with a remaining maturity equal to the expected term of the awards; and,
• Forfeitures are based on the history of cancellations of warrants granted by the Company and management’s analysis of potential future forfeitures.

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

	September 30, 2011 Unaudited	December 31, 2010
Raw materials	$81,709	$85,711
Work in process	446,686	394,540
Finished goods	123,576	221,791
Reserve for obsolescence	(85,295)	(133,000)
Total	$566,676	$569,042

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

•
Issuance of Common Stock – At the closing of the Merger, ABHD issued 32,009,801 shares of its common stock to the stockholders of AbTech in exchange for 100% of the issued and outstanding common stock of AbTech.  Immediately prior to the Merger, ABHD had 10,000,000 shares of common stock issued and outstanding, excluding the shares issued as part of a $3 million funding required by the Merger Agreement.  $1,645,000 of the $3 million funding was received by ABHD prior to closing ($150,000 of the $1,645,000 was received after December 31, 2010).  The financier issued a promissory note (the “Note”) to ABHD for the $1,355,000 balance of the financing commitment which was to be funded in cash after the Merger closing. The Note was secured by a total of 1,145,000 shares of ABHD common stock pledged by the financier (the “Collateral”).  ABHD elected to hold the Note as a funding commitment only and did not record the Note or issue any shares in exchange for the Note.  From the date of the merger through September 30, 2011, ABHD received $675,000 of the remaining $1,355,000 due on the Note.  Of the 675,000 common shares due to investors for these payments, the Company issued 500,000 shares and held the remaining 175,000 shares as additional collateral for the Note.  In May of 2011, the financier defaulted on the $680,000 balance due on the Note, released 509,300 shares of the Collateral and relinquished its rights to the 175,000 shares of additional collateral held by the Company.

•
Conversion of AbTech’s Preferred Stock – At the effectiveness of the Merger, 1,439,614 shares of Series A Preferred Stock (“Preferred Stock”) of AbTech outstanding immediately prior to the Merger were converted into 1,439,614 shares of preferred stock of Surviving Corporation (i.e., AbTech, post-Merger).  The privileges, rights, and preferences of the Preferred Stock were not affected or altered by such conversion.  Accordingly, the Preferred Stock may be converted at any time into common shares of AbTech as the Surviving Corporation and subsequently such common shares of the Surviving Corporation will be exchanged for shares of the common stock of ABHD at the same exchange rate in effect for common shares of AbTech at the date of the Merger (the “Merger Consideration”).  The preferred stockholders that elected to not convert and exchange their shares for ABHD common shares, represent the non-controlling interest shown on the Consolidated Balance Sheet as of September 30, 2011.  Because the condensed consolidated balance sheet as of December 31, 2010 has been restated to give retroactive effect to the Merger, the common stock shown as of December 31, 2010 includes the par value ($.001 per share) of the 10,000,000 shares of ABHD stock outstanding at the time of the merger plus all shares of AbTech common and preferred stock outstanding as of December 31, 2010, as if converted into ABHD common shares at the Merger exchange rate.  Because some of the preferred stockholders of AbTech elected to not convert their shares to ABHD common stock at the time of the Merger, the condensed consolidated balance sheet as of September 30, 2011 shows a decrease in the amount of common stock outstanding.

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

NOTE 6 – DEBT REPAYMENT

In March 2011, the Company initiated an offering to raise funds to repay approximately $1,960,000 of existing debt obligations of AbTech that were then due or would become due during 2011 (the “Targeted Notes”).  Investors in the offering (“New Investors”) were given the option to either purchase a portion of the Targeted Notes and convert it immediately to ABHD common stock, or buy new convertible notes from ABHD (the “New Notes”) that would convert to ABHD common stock.  The intended objective was to complete the transactions with the same net effect as if all the Targeted Notes were converted by their terms to ABHD common stock. Accordingly, the conversion rate given New Investors for conversion of either the purchased Targeted Notes or the New Notes was a blended rate of approximately $0.57 per share.  As of September 30, 2011, the Company had received $747,100 from New Investors interested in purchasing Targeted Notes.  These funds were forwarded to the Targeted Noted Holders to purchase the Targeted Notes.  The New Investors subsequently converted the purchased Targeted Notes to 1,320,454 shares of ABHD common stock.

In addition, during the nine months ended September 30, 2011, the Company received $975,000 from New Investors interested in buying New Notes.  From these proceeds the Company repaid approximately $604,100 of outstanding debt and used the balance of the funds for operating capital.  The New Notes were all automatically converted to shares of ABHD common stock resulting in the issuance of 1,723,255 shares of common stock by the Company.

Due to the beneficial conversion feature implied in these transactions, at the time of each investment by a New Investor the applicable Targeted Notes or New Notes were discounted by the lesser of: (i) the intrinsic value of the beneficial conversion feature, or (ii) the proceeds realized from the New Investor.  These discounts aggregated $1,620,955 and were charged to “additional-paid-in-capital” and interest expense.  The Targeted Notes that were purchased by New Investors and the New Notes issued to New Investors were converted by the New Investors into shares of ABHD common stock during the second quarter of 2011 and upon such conversion the discounts were charged to income as interest expense.

NOTE 7 – PRIVATE PLACEMENTS

Private Placement in July 2011

In July 2011, the Company sold $700,000 of Convertible Promissory Notes (the “July Offering”).  The Convertible Promissory Notes (the “Notes”) bear interest at a rate of twelve percent (12%) per annum from the closing date through April 30, 2012; fifteen percent (15%) per annum from May 1, 2012 through July 31, 2012 and eighteen percent (18%) per annum for any period after July 30, 2012 that the Note remains outstanding.  All interest accrued on the Notes will be due and payable at maturity. Any Notes outstanding on November 1, 2012 will be redeemed in cash equal to the face amount plus any unpaid accrued interest thereon.  In the event of a Qualified Financing by the Company, as defined below, each subscriber in the Offering will have the option to (i) convert their Note into the securities purchased by investors in a Qualified Financing at a 20% discount to the price paid by investors in the Qualified Financing; or (ii) tender their Note to the Company for immediate repayment of principal and accrued and unpaid interest.  A “Qualified Financing” is defined as the sale for cash by the Company of debt or equity securities generating aggregate gross proceeds of at least US $5,000,000 (including the proceeds from any converting Notes).  In the event that the Company does not close a Qualified Financing on or prior to November 1, 2012, the Note holder shall have the option to convert the Note into shares of Company common stock at a conversion price equal to $0.60 per share (the “Conversion Price”). The Company may, at any time on ten business days’ notice, repurchase any or all outstanding Notes in cash for the face amount of such Notes, plus any unpaid, accrued interest thereon.  Upon such notice from the Company, Note holders will have 5 days to either convert the Notes in accordance with their terms or accept the cash repurchase price from the Company.

Each subscriber in the July Offering also received a warrant for the purchase of the number of shares of the Company’s common stock equal to forty percent (40%) of the amount invested divided by the Conversion Price.  In the event a Note remains outstanding as of April 30, 2012, the Note holder will receive an additional warrant for 10% of the principal amount of the Note outstanding at that date divided by the Conversion Price.  In the event the Note remains outstanding as of July 31, 2012, the Note holder will receive an additional warrant for 10% of the principal amount of the Note outstanding at that date divided by the Conversion Price.  The warrants will have an exercise price equal to the Conversion Price and a five year term.

Private Placement in September 2011

From September 19 through September 23, 2011, the Company sold $1,325,000 of Secured Convertible Promissory Notes (the “September Offering”).  The Secured Convertible Promissory Notes (the “Secured Notes”) bear interest at a rate of twelve percent (12%) per annum and are due and payable in full on the nine (9) month anniversary of issuance (the “Original Maturity Date”).  The Company may extend the maturity date by an additional ninety (90) day period (the “First Extension Option”), during which period the interest rate will increase to fifteen percent (15%) per annum on the unpaid principal of the Secured Note.  The Company may also extend the maturity date by a second additional 90 day period (the “Second Extension Option”) during which period the interest rate shall increase to eighteen percent (18%) per annum on the unpaid principal of the Secured Note.  All interest accrued on the Secured Notes through the Original Maturity Date will be payable by the Company on the Original Maturity Date in cash or in-kind, at the option of the payee.  For all periods after the Original Maturity Date, all accrued interest will be payable quarterly in cash by the Company.  The Secured Notes may be converted into shares of common stock of the Company at any time prior to a Qualified Financing at the conversion rate of $0.70 per share (the “Conversion Price”). However, if the Company at any time while a Secured Note is outstanding, issues any debt or equity securities (with certain exceptions) entitling investors to subscribe for, purchase, or convert such securities into shares of Company common stock at a price per share less than the Conversion Price (the “New Securities Issuance Price”) then the Conversion Price for such outstanding Secured Notes shall be reduced effective concurrently with such issuance to the New Securities Issuance Price.

In the event of a Qualified Financing by the Company, as defined above, each subscriber in the September Offering will have the option to (i) convert their Secured Note into the securities purchased by investors in a Qualified Financing at a 20% discount to the price paid by investors in the Qualified Financing; or (ii) tender their Secured Note to the Company for immediate repayment of principal and accrued and unpaid interest.  The Secured Notes may be prepaid in whole or in part without the prior written consent of the payee at any time following not less than ten (10) days prior written notice to the subscriber notifying the subscriber of the Company’s decision to prepay the Secured Notes.

The Secured Notes are secured by all of the Company’s right, title and interest in, to and under all personal property and other assets of the Company (the certain exceptions to allow for potential financing arrangements for accounts receivable and inventory) pursuant to a Security Agreement entered into by the Company.

Each subscriber in the September Offering also received a warrant for the purchase of the number of shares of Company common stock equal to forty percent (40%) of the number of shares of common stock into which the Secured Notes are convertible on the closing date of the Qualified Financing.  In the event a Secured Note remains outstanding beyond the Original Maturity Date, the Secured Note holder will receive an additional warrant for 10% of the principal amount of the Secured Note outstanding at that date divided by the Conversion Price.  The number of warrant shares that the Payee will be entitled to under the terms of the warrant issued by the Company to subscribers in connection with the September Offering shall be increased by ten percent (10%) for each Extension Option exercised by the Company.  The warrants will have an initial exercise price equal to the exercise price of the warrants purchased by investors in the Qualified Financing.  In the event the Holder elects to exercise the warrant prior to the consummation of a Qualified Financing, the number of shares exercisable will be based on an assumed conversion price of $0.60 per share (the “Assumed Conversion Price”) and the exercise price will be $0.60 per share (the “Base Exercise Price”).  However, in the event that the Company issues shares of common stock or common stock equivalents (with certain exceptions) at any time after the issuance of the warrant and prior to a Qualified Financing at a price per share less than the Base Exercise Price (the “New Securities Exercise Price”) then the Base Exercise Price and the Assumed Conversion Price shall each be reduced effective concurrently with such issuance to the New Securities Exercise Price. Each warrant will be exercisable for a five (5) year period.

The Notes issued in connection with the July Offering and the Secured Notes issued in connection with the September Offering have been discounted by the value of the detachable warrants issued with the Notes and the Secured Notes.  The value of the warrants was estimated by applying the Black Scholes model and amounted to $136,758.  This discount is amortized over the life of the Secured Notes using the effective interest method.  The amount of the discount amortized and charged to interest as of September 30, 2011 was $16,212.  The value of the warrants is included in the of $156,007 warrant liability at September 30, 2011.

The Company paid the Placement Agent engaged in connection with the September Offering a cash placement fee equal to eight percent (8%) of the aggregate purchase price paid by each investor. This fee amounted to $106,000 for the $1,325,000 received through September 30, 2011.  The placement agent will also receive a cash fee equal to four percent (4%) of all amounts received by the Company in connection with the exercise by investors of any warrants received by investors in connection with the September Offering.  In addition to the placement agent fee, the Company will issue to the placement agent warrants to purchase a number of shares of the Company’s common stock obtained by dividing eight percent (8%) of the gross proceeds from the sale of securities by the conversion price of the Secured Notes (the “PA Warrants”).  The PA Warrants issued in connection with the September Offering will have an exercise price per share equal to the conversion price of the Secured Notes.  The PA Warrants will expire five years from the date of issuance and shall be in the same form as the securities sold in the September Offering, except that the PA Warrants will include a “net issuance” cashless exercise feature.  As of September 30, 2011, PA Warrants for 176,666 shares of common stock were due to the placement agent.  The value of these warrants was estimated by applying the Black Scholes model and amounted to $19,249.  The balance was recorded as a deferred financing charge and is included in the $156,007 warrant liability at September 30, 2011.

NOTE 8 – RELATED PARTY TRANSACTIONS

Accounts payable, related party – represents amounts due to various officers of the Company for compensation and travel expenses.

Convertible Promissory Notes – As part of the debt repayment transaction described in Note 6 above, $1,050,000 of Convertible Promissory Notes due to related parties were repaid or purchased by New Investors and converted into common shares of ABHD.  One of these notes for $500,000 had an interest rate of 12% per annum and the other notes were non-interest bearing.   In addition, one Convertible Promissory Note for $11,000, held by a related party was converted into shares of ABHD common stock as part of the Merger Transaction.

The July Offering – One of the investors participating in the July Offering is a director of the Company.  This related party investor purchased a $500,000 Note by paying $300,000 in cash and surrendering a $200,000 outstanding, Convertible Promissory Note held by the related party that was issued by AbTech Industries, Inc. in August, 2008.

NOTE 9 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash and cash equivalents, accounts payable, accrued liabilities, convertible notes payable, notes payable and warrant liability.  It is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.  The fair value of these financial instruments approximates their carrying values.  Gains and losses recognized on changes in fair value of financial instruments are reported in other income (expense) as gain (loss) on change in fair value.  The Company estimates the fair value of level 3 inputs using the Black-Scholes valuation model using historical volatility as the method to estimate expected volatility.  At September 30, 2011, the Company had no financial instruments outstanding that were estimated using level 1 or level 2 inputs.  The Company’s warrant liability was estimated using Level 3 inputs as shown in the reconciliation table below for the nine-months ended September 30, 2011.

Fair value measurements using significant unobservable inputs (Level 3)
Description	Warrant Liability
Beginning balance, December 31, 2010	-
Total (gains) or losses	-
Purchases, issuances and settlements	$156,007
Transfers in or out of Level 3	-
Ending balance, September 30, 2011	$156,007

The Company used the following assumptions to estimate the fair value of the warrant liability during the nine-months ended September 30, 2011:

Expected volatility	80%
Expected dividend yield	0%
Expected term	2.5 years
Risk-free interest rate	0.85% to 1.53%

The Company is evaluating the practicality and effect of using a valuation specialist to perform a valuation analysis of these warrants.  Accordingly, the estimated value of the warrants using a more robust methodology than Black-Scholes due to their complexities at September 30, 2011, is subject to potential future material adjustment.

NOTE 10 – SUBSEQUENT EVENTS

Private Placement – In October 2011, the Company closed on an additional $650,000 of financing on the same terms as the September Offering described in Note 7 above.

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

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based on and related only to the operations of AbTech.  Prior to the consummation of the Merger, ABHD was a “shell company” that did not have an active business and its results of operations are immaterial and are not included in the discussion below.  Key factors affecting AbTech’s results of operations during the periods covered in this section include revenues, cost of revenues, operating expenses and income.

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

Results of Operations

During the three and nine-month periods ended September 30, 2011, the Company continued to experience the negative effects of a worldwide economic downturn resulting in sales that were, respectively, 30% and 22% lower than in the same periods of the prior year.  Sales were also negatively impacted by the Company’s decision in 2010 to terminate most of its exclusive distribution agreements in anticipation of engaging a nationwide distributor for its stormwater products.  The Company’s new distributor, Waste Management, Inc. (“WMI”), announced in April 2011, that it was launching its entry into the stormwater market and intended to initiate its sales efforts in four pilot market areas in 2011.  As of September 30, 2011 WMI had identified and launched sales efforts in three of these pilot areas.  While the Company has not yet recognized significant revenue from this distribution arrangement, gradual revenue growth is anticipated as the Company and WMI pursue these initial efforts in the pilot market areas and potential additional geographic markets beginning in 2012.

The Company continues to operate with significant excess manufacturing capacity.  The costs associated with the excess capacity are charged to “cost of revenues” in the period incurred and resulted in a gross margin of only 13% for the three months ended September 30, 2011, and a negative gross margin of 16% for the nine-month period ended September 30, 2011.  Gross margins in 2010 were favorably affected by a brief period in which the Company experienced higher than normal production levels as it built inventory to meet anticipated demand. This increased level of production offset excess capacity costs incurred during other portions of the nine-month period ended September 30, 2010 and  resulted in a positive gross margin of 15% for the period compared to a negative gross margin of 16% for the same period of 2011.  We do not currently have plans to reduce excess manufacturing capacity, and we anticipate that the excess capacity will continue to adversely affect gross margins at least through 2011.

Selling, general and administrative expenses increased by $96,946 (15%) and $534,043 (34%), respectively, during the three and nine-month periods ended September 30, 2011 as compared to the same periods in 2010.  These increases were due primarily to the costs associated with the Merger and the additional costs of operating as a public company including legal, audit, public relations and financial printing costs.  In addition, the Company engaged three senior level individuals as employees or full time consultants during the nine months ended September 30, 2011 that were not engaged by the Company during the same period of 2010.  Other part-time consultants were also engaged during the period to assist the Company in its market development and public relations efforts.  Research and development costs were up approximately 27% and 16% , respectively, for the three-month and nine-month periods ended September 30, 2011 as compared to the same periods of the prior year due to a variety of new product development activities and the associated lab and field testing of such products.

Interest expense increased substantially for the three-months ended September 30, 2011 due to the issuance of new Secured Convertible Promissory Notes by the Company in conjunction with its private offerings conducted in the third quarter of 2011 (see Note 7 to the Unaudited Condensed Consolidated Financial Statements included in Part I of this report on Form 10-Q).  Interest for the nine-month period ended September 30, 2011 was also substantially higher than in the same period of the prior year due to a non-recurring charge of $1,620,955 for imputed interest on promissory notes that were converted to common stock on beneficial conversion terms during the second quarter of 2011.  See Note 6 to the Unaudited Condensed Consolidated Financial Statements included in Part I of this report on Form 10-Q.

In summary, due primarily to decreased sales, increased operating expenses and a non-recurring charge for imputed interest, the net loss for the three and nine-month periods ended September 30, 2011, increased by $43,610 and $2,175,093, respectively, as compared to the corresponding periods in 2010.

Liquidity and Capital Resources

To date, the Company has not generated sufficient revenue to cover its operating costs and continues to operate with negative cash flow from operations.  The Company’s cash balance of $4,123 at December 31, 2010 was insufficient to cover the $2,369,337 of net cash used in operations for the nine-months ended September 30, 2011.  During the nine-months ended September 30, 2011, the Company used the following private offerings to raise the capital needed to fund operations:
•
$825,000 was raised in the private offering conducted to fulfill the $3,000,000 funding commitment associated with the Merger Transaction.  At September 30, 2011, $680,000 of this commitment remained unfunded and will not be funded in the future.

•
In March 2011, the Company initiated an offering to raise funds to repay approximately $1,960,000 of debt obligations that were due in 2011 (the “Targeted Notes”).  Investors in the offering were given the option to either purchase a portion of the Targeted Notes and convert it immediately to ABHD common stock, or buy new convertible notes from ABHD that would convert to ABHD common stock upon confirmation by AbTech that the proceeds had been used by AbTech to repay the intended Targeted Notes.  The intended objective was to complete the transactions with the same net effect as if all the Targeted Notes converted by their terms to ABHD common stock.  The Company raised $1,722,100 in this offering, of which approximately $1,351,200 was used to repay, or purchase and then convert, Targeted Notes.  The balance of the offering proceeds was used to fund operations.

•
In July 2011, the Company raised $700,000 in a private offering of convertible promissory notes and warrants. See Note 7 to the Unaudited Condensed Consolidated Financial Statements included in Part 1 of this report on Form 10-Q.

•
In September 2011, the Company raised $1,325,000 in a private offering of Secured Convertible Promissory Notes and warrants.  See Note 7 to the Unaudited Condensed Consolidated Financial Statements included in Part 1 of this report on Form 10-Q

The Company’s balance sheet at September 30, 2011 shows an inventory level of $566,676.  This relatively large amount of inventory, as compared to net revenues, will mitigate somewhat the working capital funding that will be required in the event the Company successfully increases sales revenue in the future.  However, the Company anticipates that it may still need to make significant purchases of inventory in the near term in order to ensure availability of the right product mix on a timely basis.

At September 30, 2011, the Company had received customer deposits of $193,614 as prepayments by certain distributors for future product orders.  Future sales to these distributors will not generate positive cash flow until the prepayments are depleted.  Of this amount, approximately $154,000 will be forfeited by the distributor if not used by December 31, 2011.  The Company also intends to reduce the relatively large balance of accounts payable ($774,951 at September 30, 2011) which would also have a negative effect on cash flow.

The Company had no significant capital expenditures for the three or nine months ended September 30, 2011 or 2010.  As of September 30, 2011, the Company had no commitments for any material future capital expenditures.

The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs, which raises doubts about the ability of the Company to continue as a going concern.   In order to continue as a going concern, the Company will need to generate additional revenue and obtain additional capital to fund its operating losses and service its debt.  Management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding, and long term financing, which will enable the Company to operate for the coming year though there can be no assurance that the Company’s efforts will be successful.  As a result, the Company’s independent registered public accounting firm issued a going concern opinion on the consolidated financial statements of the Company for the year ended December 31, 2010.  The Unaudited Condensed Consolidated Financial Statements included in Part I of this report on Form 10-Q do not include any adjustments that might result from the outcome of these uncertainties.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Principal Executive Officer, and our Principal Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2011 (the “Evaluation Date”). Based upon that evaluation, our Principal Executive Officer along with our Principal Financial Officer concluded that our disclosure controls and procedures are not effective as of the Evaluation Date in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  This conclusion is based on findings that constituted material weaknesses.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our interim financial statements will not be prevented or detected on a timely basis.   These material weaknesses include the following:

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

In light of the aforementioned material weaknesses, management conducted a thorough review of all transactions for the period ended September 30, 2011. As a result of this review, management believes that there are no material inaccuracies or omissions of material fact and, to the best of its knowledge, believes that the condensed consolidated financial statements for the period ended September 30, 2011 fairly present in all material respects the financial condition and results of operations for the Company in conformity with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Private Placement of Convertible Promissory Notes and Warrant (July 2011)

In July 2011, the Company sold $700,000 of Convertible Promissory Notes (the “July Offering”).  The Convertible Promissory Notes (the “Notes”) bear interest at a rate of twelve percent (12%) per annum from the closing date through April 30, 2012; fifteen percent (15%) per annum from May 1, 2012 through July 31, 2012 and eighteen percent (18%) per annum for any period after July 30, 2012 that the Note remains outstanding.  All interest accrued on the Notes will be due and payable at maturity. Any Notes outstanding on November 1, 2012 will be redeemed in cash equal to the face amount plus any unpaid accrued interest thereon.  In the event of a Qualified Financing by the Company, as defined below, each subscriber in the Offering will have the option to (i) convert their Note into the securities purchased by investors in a Qualified Financing at a 20% discount to the price paid by investors in the Qualified Financing; or (ii) tender their Note to the Company for immediate repayment of principal and accrued and unpaid interest.  A “Qualified Financing” is defined as the sale for cash by the Company of debt or equity securities generating aggregate gross proceeds of at least US $5,000,000 (including the proceeds from any converting Notes).  In the event that the Company does not close a Qualified Financing on or prior to November 1, 2012, the Note holder shall have the option to convert the Note into shares of Company common stock at a conversion price equal to $0.60 per share (the “Conversion Price”). The Company may, at any time on ten business days’ notice, repurchase any or all outstanding Notes in cash for the face amount of such Notes, plus any unpaid, accrued interest thereon.  Upon such notice from the Company, Note holders will have 5 days to either convert the Notes in accordance with their terms or accept the cash repurchase price from the Company.

Each subscriber in the July Offering also received a warrant for the purchase of the number of shares of Company common stock equal to forty percent (40%) of the amount invested divided by the Conversion Price.  In the event a Note remains outstanding as of April 30, 2012, the Note holder will receive an additional warrant for 10% of the principal amount of the Note outstanding at that date divided by the Conversion Price.  In the event the Note remains outstanding as of July 31, 2012, the Note holder will receive an additional warrant for 10% of the principal amount of the Note outstanding at that date divided by the Conversion Price.  The warrants will have an exercise price equal to the Conversion Price and a five year term.

There were no commissions or placement agent fees paid in connection with the July Offering.

The Company offered and sold the Notes and related warrants of the July Offering in reliance on Section 4(2) and Regulation D of the Securities Act to three investors, each of which the Company believes to be an “accredited investor” as defined in Rule 501(a) of Regulation D.

Private Placement of Secured Convertible Promissory Notes and Warrants (September 2011)

From September 19 through September 23, 2011, the Company sold $1,325,000 of Secured Convertible Promissory Notes (the “September Offering”).  The Secured Convertible Promissory Notes (the “Secured Notes”) bear interest at a rate of twelve percent (12%) per annum and are due and payable in full on the nine (9) month anniversary of issuance (the “Original Maturity Date”).  The Company may extend the maturity date by an additional ninety (90) day period (the “First Extension Option”), during which period the interest rate will increase to fifteen percent (15%) per annum on the unpaid principal of the Secured Note.  The Company may also extend the maturity date by a second additional 90 day period (the “Second Extension Option”) during which period the interest rate shall increase to eighteen percent (18%) per annum on the unpaid principal of the Secured Note.  All interest accrued on the Secured Notes through the Original Maturity Date will be payable by the Company on the Original Maturity Date in cash or in-kind, at the option of the payee.  For all periods after the Original Maturity Date, all accrued interest will be payable quarterly in cash by the Company.  The Secured Notes may be converted into shares of common stock of the Company at any time prior to a Qualified Financing at the conversion rate of $0.70 per share (the “Conversion Price”). However, if the Company at any time while a Secured Note is outstanding, issues any debt or equity securities entitling investors to subscribe for, purchase, or convert such securities into shares of Company common stock at a price per share less than the Conversion Price (the “New Securities Issuance Price”) then the Conversion Price for such outstanding Secured Notes shall be reduced effective concurrently with such issuance to the New Securities Issuance Price.

In the event of a Qualified Financing by the Company, as defined above, each subscriber in the September Offering will have the option to (i) convert their Secured Note into the securities purchased by investors in a Qualified Financing at a 20% discount to the price paid by investors in the Qualified Financing; or (ii) tender their Secured Note to the Company for immediate repayment of principal and accrued and unpaid interest.  The Secured Notes may be prepaid in whole or in part without the prior written consent of the payee at any time following not less than ten (10) days prior written notice to the subscriber notifying the subscriber of the Company’s decision to prepay the Secured Notes.

The Secured Notes are secured by all of the Company’s right, title and interest in, to and under all personal property and other assets of the Company (with certain exceptions to allow for potential financing arrangements for accounts receivable and inventory) pursuant to a Security Agreement entered into by the Company.

Each subscriber in the September Offering also received a warrant for the purchase of the number of shares of Company common stock equal to forty percent (40%) of the number of shares of common stock into which the Secured Notes are convertible on the closing date of the Qualified Financing.  In the event a Secured Note remains outstanding beyond the Original Maturity Date, the Secured Note holder will receive an additional warrant for 10% of the principal amount of the Secured Note outstanding at that date divided by the Conversion Price.  The number of warrant shares that the Payee will be entitled to under the terms of the warrant issued by the Company to subscribers in connection with the September Offering shall be increased by ten percent (10%) for each Extension Option exercised by the Company.  The warrants will have an initial exercise price equal to the exercise price of the warrants purchased by investors in the Qualified Financing.  In the event the Holder elects to exercise the warrant prior to the consummation of a Qualified Financing, the number of shares exercisable will be based on an assumed conversion price of $0.60 per share (the “Assumed Conversion Price”) and the exercise price will be $0.60 per share (the “Base Exercise Price”).  However, in the event that the Company issues shares of common stock or common stock equivalents (with certain exceptions) at any time after the issuance of the warrant and prior to a Qualified Financing at a price per share less than the Base Exercise Price (the “New Securities Exercise Price”) then the Base Exercise Price and the Assumed Conversion Price shall each be reduced effective concurrently with such issuance to the New Securities Exercise Price. Each warrant will be exercisable for a five (5) year period.

The Company paid the Placement Agent engaged in connection with the September Offering a cash placement fee equal to eight percent (8%) of the aggregate purchase price paid by each investor. This fee amounted to $106,000 for the $1,325,000 received through September 30, 2011.  The placement agent will also receive a cash fee equal to four percent (4%) of all amounts received by the Company in connection with the exercise by investors of any warrants received by investors in connection with the September Offering.  In addition to the placement agent fee, the Company will issue to the placement agent warrants to purchase a number of shares of the Company’s common stock obtained by dividing eight percent (8%) of the gross proceeds from the sale of securities by the conversion price of the Secured Notes (the “PA Warrants”).  The PA Warrants issued in connection with the September Offering will have an exercise price per share equal to the conversion price of the Secured Notes.  The PA Warrants will expire five years from the date of issuance and shall be in the same form as the securities sold in the September Offering, except that the PA Warrants will include a “net issuance” cashless exercise feature.

This offering was previously disclosed in a Report on Form 8-K dated September 23, 2011.  Subsequent to the date of that report, the Company continued the offering and in order to accommodate new investors made a variety of changes to the Secured Notes and the Warrants that will apply to all investors in the offering.  The terms described herein reflect the revised terms of the offering and vary somewhat from the terms previously disclosed in the Report on Form 8-K dated September 23, 2011.

The Company offered and sold the Secured Notes and related warrants of the September Offering in reliance on Section 4(2) and Regulation D of the Securities Act to eleven investors, each of which the Company believes to be an “accredited investor” as defined in Rule 501(a) of Regulation D.

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  [Reserved]

Item 5.  Other Information

None

Item 6.  Exhibits.

Exhibit Number	Name

31.1 *	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)

31.2 *	Rule 13a-14(d)/15d-14(d) Certification (Principal Financial Officer)

32 **	Section 1350 Certifications
101.SCH ***	XBRL Taxonomy Extension Schema Document
101.CAL ***	XBRL Taxonomy ExtensionCalculation Linkbase Document
101.DEF ***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB ***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE ***	XBRL Taxonomy Extension Presentation Linkbase Document
*	Filed herewith
**	Furnished herewith
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

ABTECH HOLDINGS, INC.
(Registrant)

Date: November 14, 2011	By:	/s/ Glenn R. Rink
Glenn R. Rink
Chief Executive Officer, President, and Director

Date: November 14, 2011	By:	/s/ Lane J. Castleton
Lane J. Castleton
Chief Accounting Officer, Chief Financial Officer, Vice President and Treasurer