Form 10-K
period 2011-12-31
Abtech Holdings, Inc.
filed 2012-03-30
CIK 1405858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

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

☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☒ Yes ☐ No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $24,741,859

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of March 23, 2012, 48,482,344 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Exhibits incorporated by reference are referred to under Part IV.

ABTECH HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED DECEMBER 31, 2011

TABLE OF CONTENTS

PART I

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report. Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “would,” “could,” “confident,” “forecast,” “hope,” “likely,” “plan,” “possible,” “potential,” “predict,” “project,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms or the negative of such terms. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions concerning, among others, capital expenditures, earnings, litigation, regulatory matters, liquidity and capital resources, and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we operate, results of litigation, and other circumstances affecting anticipated revenues and costs, and the risk factors set forth under Item 1A. “Risk Factors” in this report on Form 10-K.

YOU SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD LOOKING STATEMENTS

The forward-looking statements made in this report on Form 10-K relate only to events or information as of the date on which the statements are made in this report on Form 10-K. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, after the date on which the statements are made or to reflect the occurrence of unanticipated events. You should read this report and the documents that we reference in this report, including documents referenced by incorporation, completely and with the understanding that our actual future results may be materially different from what we expect or hope.

Explanatory Note

AbTech Industries, Inc. (“AbTech Industries”) is a Delaware corporation with an authorized capital of 15,000,000 shares of $0.01 par value common stock and 5,000,000 shares of $0.01 par value preferred stock. On February 10, 2011, AbTech Industries was acquired by AbTech Holdings, Inc., (“ABHD” or “Abtech Holdings”) (formerly known as Laural Resources, Inc.) in a reverse acquisition transaction. In accordance with the merger agreement between AbTech Industries and ABHD (the “Merger Agreement”), ABHD acquired all of the issued and outstanding common stock of AbTech Industries, including shares issuable upon the conversion of Series A preferred stock and convertible promissory notes outstanding, in exchange for the stockholders of AbTech Industries acquiring 46,000,000 shares of ABHD common stock. ABHD also agreed to reduce its number of common shares outstanding to 10,000,000. See Notes 1 and 12 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

For accounting purposes, the transaction has been accounted for as a reverse acquisition, with AbTech Industries as the acquirer. The consolidated financial statements of ABHD included in this annual report on Form 10-K represent a continuation of the financial statements of AbTech Industries, with one adjustment, which is to retroactively adjust the legal capital of AbTech Industries to reflect the legal capital of ABHD. Comparative information presented in these consolidated financial statements also have been retroactively adjusted to reflect the legal capital of ABHD.

ii

PART I

ITEM 1.	BUSINESS.

Overview and Recent Events

Abtech Holdings, Inc. (“Abtech Holdings,” the “Company,” “we” or the “registrant”) was incorporated in Nevada on February 13, 2007 under the name “Laural Resources, Inc.” and was initially engaged in the business of acquiring and developing mineral properties. Subsequent to its fiscal year ended May 31, 2010, Laural Resources, Inc. decided to change its business focus to clean technology products and services, specifically in the water clean-up sector. In furtherance of its business objectives, effective June 14, 2010, Laural Resources, Inc. merged with its wholly-owned subsidiary, Abtech Holdings, Inc., for the purpose of effecting a name change to “Abtech Holdings, Inc.” On October 21, 2010, the Company’s Board of Directors changed the Company’s fiscal year end from May 31 to December 31.

On February 10, 2011, the Company closed a merger transaction (the “Merger”) with AbTech Industries, Inc., a Delaware corporation (“AbTech Industries”), pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), by and among Abtech Holdings, Abtech Merger Sub, Inc., a Nevada corporation and wholly-owned subsidiary of Abtech Holdings (“Merger Sub”), and AbTech Industries.

As a result of the Merger, Abtech Holdings acquired all of the issued and outstanding common stock of AbTech Industries (through a reverse acquisition transaction) in exchange for the common stockholders of AbTech Industries acquiring an approximate 78% ownership interest in Abtech Holdings, AbTech Industries became a majority-owned subsidiary of Abtech Holdings, and Abtech Holdings acquired the business and operations of AbTech Industries.

Abtech Holdings was a “shell company” prior to the Merger and did not conduct an active trade or business. From and after the consummation of the Merger on February 10, 2011, Abtech Holdings’ primary operations consisted of the business and operations of AbTech Industries. Because Abtech Holdings was a shell company at the time of the Merger, we filed with the Securities and Exchange Commission (the “SEC”) on February 14, 2011, a “super” Form 8-K that disclosed information required by Item 2.01(f) of Form 8-K (being information that would be required if we had filed a general form for registration under Form 10 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).

For accounting purposes, the Merger transaction has been accounted for as a reverse acquisition, with AbTech Industries as the acquirer. The consolidated financial statements of Abtech Holdings included in this Annual Report on Form 10-K (this “Form 10-K”) represent a continuation of the financial statements of AbTech Industries, with one adjustment, which is to retroactively adjust the legal capital of AbTech Industries to reflect the legal capital of Abtech Holdings. See Note 1 of Notes to Consolidated Financial Statements included elsewhere in this Form 10-K.

AbTech Industries has developed a variety of products that leverage its cornerstone filtration media technology called Smart Sponge®. This patented technology’s oil absorbing capabilities make it highly effective as a filtration media to remove hydrocarbons and other pollutants from water. AbTech Industries has introduced its products into a variety of markets resulting in over 15,000 products installed in 36 states and 8 countries to date.

AbTech Industries developed the Smart Sponge media, a patented polymer technology that effectively removes pollutants from water and encapsulates them so that they cannot be released back into the water, even under high pressure. AbTech Industries recently expanded the capability of the Smart Sponge technology by adding an antimicrobial agent that has proven to be effective in reducing coliform bacteria found in stormwater, industrial wastewater and municipal wastewater while maintaining its oil-absorbing capability. This expanded technology, known as Smart Sponge Plus, provides an effective solution to municipalities and other entities faced with beach closures and other hazards of bacteria-laden stormwater. This antimicrobial capability differentiates Smart Sponge Plus products from competitive stormwater treatment devices. It can be engineered to treat massive amounts of water runoff in end-of-pipe applications, such as drainage vaults or other configurations. In July 2010, AbTech Industries received notification from the United States Environmental Protection Agency (the “EPA”) that AbTech Industries’ application to register Smart Sponge Plus as a pesticide under the Federal Insecticide, Fungicide and Rodenticide Act had been conditionally approved. For additional information, see “Regulatory”.

AbTech Industries’ business is subject to several significant risks, any of which could materially adversely affect its business, operating results, financial condition, and the actual outcome of matters as to which it makes forward-looking statements. See “Risk Factors”.

Technologies

Smart Sponge

Over the past nine years, AbTech Industries has developed and patented its core Smart Sponge technologies based on a proprietary blend of synthetic polymers aimed at the removal of hydrocarbons and oil derivatives from surface water. The removal process starts with the physical contact between polymer and contaminant and the consequent adsorption (physical interaction, contaminant distributed on surface of adsorbing material) or absorption (contaminant distributed throughout the absorbing material). The absorption/adsorption process is determined by several polymer parameters (e.g., composition and structure, flexibility of the chain and molecular weight), as well as physical parameters (e.g., polymer physical form, contaminant molecule size and temperature). While polymer composition is the critical factor in defining the solubility, the polymer structure (amorphous or crystalline) is probably the most important factor in determining the process of absorption or adsorption.

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

The advantages of Smart Sponge based products over competing products include:

•	absorbing rather than adsorbing water-borne hydrocarbons;
•	reducing coliform bacteria found in stormwater, industrial wastewater and municipal wastewater;
•	locking-up or encapsulating the hydrocarbons;
•	transforming the encapsulated pollutant into a solid to prevent leaching;
•	remaining buoyant after the encapsulation in order to permit recovery;
•	oil-soaked product may be recycled as a waste-to-energy fuel source;
•	simpler and less expensive disposal due to classification as a solid “non-hazardous waste”;
•	easy deployment and retrieval; and
•	possesses the ability to harvest energy from contaminated water thereby creating a sustainable media solution.

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

Smart Sponge Plus

The presence of bacteria in stormwater is a serious problem and poses significant health risks that increasingly result in the contamination of water bodies. Water quality standards for bacteria counts are very strictly monitored in most coastal areas and small increases in bacteria counts can trigger beach closures. The best potential to reduce this bacteria count during rain events is the control and treatment of the stormwater runoff. This control can be achieved by expensive, heavy equipment, such as ultraviolet light or chlorine treatment systems that become cost prohibitive for most municipalities. AbTech Industries has developed a set of cost-effective systems for retrofit into existing stormwater infrastructure, leveraging the antimicrobial capabilities of Smart Sponge Plus. These systems require no electricity or moving parts and create no downstream toxicity effect (a problem that must be mitigated in alternative chemical treatment approaches).

The technological breakthrough in creating Smart Sponge Plus occurred when AbTech Industries developed the capability to bind an antimicrobial agent to its proprietary polymers thereby modifying their surface and adding micro biostatic features while maintaining their oil absorbing capabilities. This enhanced filtration material provides a significant reduction in coliform bacteria and other pathogens frequently found in stormwater and other water streams. AbTech Industries believes that this breakthrough, coupled with additional advancements that have dramatically increased the antimicrobial strength of Smart Sponge Plus, will be key factors in penetrating the stormwater market. Accordingly, AbTech Industries has been issued three U.S. patents that protect the use of Smart Sponge Plus in stormwater filtration applications.

The anti-microbial agent used for this innovative technology is an organosilane derivative that is widely used in a variety of fields including medical, consumables, pool equipment and consumer goods. This anti-microbial agent is registered with the EPA for various applications and has been proven successful in those applications against a wide variety of microorganisms. As further discussed under “Regulatory,” AbTech Industries’ Smart Sponge Plus has received a time-limited registration from the EPA under the Federal Insecticide, Fungicide, and Rodenticide Act as an antimicrobial pesticide. Smart Sponge Plus will also act as a fungistatic to control fungus and mildew odor.

The anti-microbial mechanism of Smart Sponge Plus is based on the agent’s electromagnetic interaction with the microorganism cell membrane, causing the disruption of the cell wall of the microorganism, but no chemical or physical change in the agent. Consequently, the anti-microbial agent is not depleted over time, maintains its long-term effectiveness and unlike any other technology (with the exception of ultra-violet light), doesn’t release any chemical or by-product into the treated water.

In manufacturing the Smart Sponge Plus material, the anti-microbial agent is chemically and permanently bound to the polymer surface. In the development process, AbTech Industries has been successful in increasing the amount of anti-microbial agent bound to the polymer thus increasing its antimicrobial potency 2,000% over its first generation strength. In laboratory testing, the current generation of Smart Sponge Plus material, has proven to be not only much more effective in destroying bacteria than the original generation of Smart Sponge Plus material, but also capable of reducing bacteria to meet EPA criteria for bathing and recreational waters in a much shorter period of time (residence time), a very important factor in filtration applications where the contaminated water is in contact with the Smart Sponge material for just a few minutes versus the hours required in a sanitary sewer system.

Engineered Deployment Systems – Stormwater/Wastewater

In conjunction with developing advanced filtration media, AbTech Industries engineers have also developed a variety of deployment systems that can be retrofitted into existing stormwater and wastewater infrastructure. This solves a major problem for municipalities where aging water infrastructure and increasing enforcement of water quality standards (a result of increased awareness of the detrimental environmental and public health effects) pose one of the largest infrastructure headaches in the coming decades. Cities have already determined in the vast majority of cases that so-called centralized solutions are cost-prohibitive or infeasible. These solutions include rerouting combined sewer overflow water and/or even stormwater to sanitation treatment plants for purification (which would also require the construction of additional sanitation treatment plants) or building large central stormwater/wastewater treatment “tunnels” underneath cities. AbTech Industries’ products enable decentralized solutions at the point-of-entry (e.g. stormdrains, etc.) or at the end of stormwater/combined sewer overflow outfall pipes.

AbTech Industries has engineered a variety of point-of-entry systems that can be dropped into storm drains with little or zero infrastructure disruption and end-of-pipe treatment “vaults” that can be built into the existing water lines and treat the flowing water as it passes through.

Smart Sponge versus Commonly Used Non-Advanced Media Filtration

AbTech Industries’ core technologies are highly-engineered advanced material that are chemically selective towards contaminants and, in the case of the antimicrobial material, create biostatic fields to disrupt the cellular membranes of pathogens. These advanced materials enable an entire set of engineered deployment systems that otherwise would be less effective or entirely ineffective using non-advanced materials.

Smart Sponge material has a distinct advantage over traditional polypropylene material for example. In the case of oils and hydrocarbons, once oil comes in contact with the Smart Sponge material it is permanently encapsulated in the structure of the polymer and cannot be released under any amount of pressure. In comparison, polypropylene materials adsorb or form a temporary attachment to water as well as oil, thus making them much heavier and messier to remove releasing both water and oil back into the environment.

Disposal Options

As local conditions, product use and exposure can vary widely, the end user must determine the most appropriate disposal method for a spent Smart Sponge or Smart Sponge Plus’ material. Smart Sponge samples saturated with hydrocarbons both in the lab and in the field have been tested according to the EPA’s Toxicity Characteristic Leaching Procedure (“TCLP”). These tests show that Smart Sponge is a “non-leaching” product. In addition, used Smart Sponge material can be recycled as an energy source with a British thermal unit, or BTU, value ranging from 10,000 to 18,000 based on the type of contaminant absorbed. As a result, Smart Sponge technology affords many cost effective and environmentally friendly disposal options. The following waste disposal and resource recovery industries have accepted spent Smart Sponge materials for disposal and/or recycling:

Waste-to-Energy Facilities (“WTE”). A specialized segment of the solid waste industry has used spent Smart Sponge material as an alternative fuel in the production of electricity. WTE is acknowledged at the federal level as a renewable energy source under the Federal Power Act, Title IV of the Clean Air Act and is a participant in the Department of Energy’s National Renewable Energy Program.

Cement Kilns. This industry has used the spent Smart Sponge material as an alternative fuel in the production process of Portland Cement. This process is considered a beneficial reuse of waste products. The British thermal unit value of spent Smart Sponge material is consistently above the average acceptable levels set for this high temperature process.

Landfills. Used Smart Sponge products have been classified as a solid waste and are commonly accepted at Subtitle D Landfills.

Engineered Systems and Smart Sponge-based Products

AbTech Industries’ product lines are marketed under the trade name “Smart Sponge®” and “Smart Sponge Plus.” Smart Sponge Plus includes antimicrobial capability. AbTech Industries' Smart Sponge contains a unique molecular structure which is chemically selective to hydrocarbons, removing approximately three times its own weight. Smart Sponge remains buoyant when saturated and encapsulates hydrocarbons and oils, without leaching. AbTech Industries' Smart Sponge Plus is EPA approved to reduce coliform bacteria found in stormwater, industrial wastewater, and municipal wastewater, and can be engineered to meet specific performance requirements. The following products incorporate the Smart Sponge or Smart Sponge Plus material in one or more of its various forms and are designed to meet specific market needs:

Smart Sponge Popcorn

The Smart Sponge material can be formed into a variety of physical shapes to optimize its performance in a wide range of filtration applications. The Smart Sponge material is the cornerstone of AbTech Industries’ current products, and AbTech Industries continues to find new applications for its use. When produced in its “popcorn” form (clumps of polymer similar in shape to popcorn), Smart Sponge is an effective filtration media due to its high porosity and favorable hydraulic characteristics. AbTech Industries is currently pursuing the use of Smart Sponge popcorn in end-of-pipe applications such as vaults and other configurations. The Smart Sponge material can also be sold to OEMs and other users to be integrated into many different filtration pressure vessels or gravity flow structures.

Ultra-Urban® Filter

The Ultra-Urban® Filter (“UUF”) with Smart Sponge is an innovative low-cost Best Management Practice (“BMP”) that helps meet National Pollution Discharge Elimination System (“NPDES”) requirements with effective filtration, efficient application, and low maintenance. The UUF is a modular filtration unit (or Catch Basin Insert) designed in a variety of shapes and sizes for use in “curb opening” and “top down” storm drains and is used to treat stormwater runoff for new or retrofitted sites by absorbing oil and grease and capturing trash and sediment.

The UUF is ideal for municipal, industrial and construction applications ensuring compliance with stormwater regulations. The filter comes in three designs: the Curb Opening, Drain Insert, and Customized Drain Insert. The unique micro porosity of Smart Sponge allows the standard sized CO1414 UUF filter a hydraulic flow rate of more than 250 gallons per minute and has proven effective in removing more than 80% of hydrocarbons and total suspended solids (“TSS”) (300 microns or greater).

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

Water Treatment Vaults (using advanced filtration media like Smart Sponge)

AbTech Industries’ water treatment vaults with advanced filtration media such as Smart Paks are an effective alternative to treating individual catch basins. These easily installed, typically pre-cast vaults are retrofitted into existing stormwater systems and are ideal for stormwater treatment at or near the end of pipe. Vault sizes can be adapted for various flow rates and contamination levels to solve a wide range of stormwater treatment issues.

AbTech Industries can engineer its water treatment vaults for large projects either as stand-alone applications or as part of a treatment train to polish water working with retention ponds or hydrodynamic separators. These engineered solutions can be direct or radial flow, and can easily be adapted to treat first flush while allowing the later flow of a major storm event to pass around the systems to achieve the hydraulic requirements of the watershed.

SMART PAK®

AbTech Industries' Smart Pak is designed for use in new or existing vaults that experience oil and grease pollution accompanied by sediment, trash/debris, hydrocarbons, and coliform bacteria (when specified with Smart Sponge Plus). Smart Pak helps users meet and/or exceed stormwater NPDES permit requirements with effective filtration, absorption, life expectancy and maintenance costs. Smart Pak products are constructed out of AbTech Industries' patented Smart Sponge media which is a nonhazardous material, and can be specified for a variety of applications. AbTech Industries' Smart Pak allows Smart Sponge technology to be scaled to virtually any size required in an easy-to-maintain form.

Absorbent Boom and Line Skimmer

AbTech Industries' Tubular Absorbent Booms and Line Skimmers employ the Smart Sponge absorptive technology which rejects water while absorbing even sheen levels of hydrocarbons in low energy flow environments. Tubular Absorbent Booms and Line Skimmers are designed to absorb and permanently encapsulate hydrocarbons resulting in no dewatering of oily water during removal. These products remain completely buoyant, even after being saturated allowing long term deployment and conveniently scheduled removal.

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

Industrial Process Water

AbTech Industries has a variety of solutions for treating industrial process water including gravity filters and pressure vessel filters.  Gravity filters are generally designed using Smart Paks which can be easily replaced once consumed.  All solutions and media bed depths are determined based on flow rate and the level of contaminant in the water.  AbTech Industries also uses a variety of third-party pressure vessels filled with Smart Sponge material as effective filtration devices. Depending on the design and size of the vessel, the Smart Sponge material may be deployed in convenient bag filters for ease of media change out, or it may be installed in loose form requiring change-out with the use of a vacuum truck.

Produced Water Products

AbTech Industries has developed two de-oiling solutions for the produced water market.  The first solution for the removal of free oil is AbTech Industries’ contactor(s) in a pretreatment position.  These consist of contactor tanks that are sized based on flow rate, influent concentration of contaminant, the desired change out schedule, and space or size constraints.  The contactors used are widely available ASME certified pressure vessels that are filled with loose Smart Sponge popcorn media. AbTech Industries has developed a second solution for removal of free oil and dissolved phase gasoline range organics including benzene, toluene, ethylbenzene, and xylene, generally referred to as volatile organic compounds (“VOCs”).  In collaboration with QED Environmental Systems (“QED”), AbTech Industries has paired its oil removal contactors with QED air strippers and a thermal oxidizer system.  The air strippers will remove the VOCs from the water stream and the thermal oxidizer will oxidize them prior to release to the environment.  These systems can be implemented ranging from 300 to 3,000 gallons per minute.

Markets

AbTech Industries targets four major markets: stormwater/wastewater, industrial wastewater/process water, produced water applications for the oil & gas industry, and spill prevention and control markets (including marine environments).

Stormwater Market/Wastewater

This market consists of municipalities and private sector entities that for regulatory or other reasons are seeking to control the quality of water and other fluids that run off roads and other paved surfaces during wet weather, cleaning or oil spill events. Current customers include municipalities, state agencies, federal agencies, private developers, industrial facilities and businesses. Stormwater discharges are generated during a rainfall event by runoff from land and impervious areas such as paved streets, parking lots and building rooftops. The runoff water picks up a variety of pollutants, in particular bacteria and hydrocarbons, in quantities that can adversely affect water quality, and carries those pollutants into nearby rivers, lakes and oceans.

1.	Regulatory Drivers to the Stormwater Market

Stormwater discharges are subject to regulation by the U.S. Environmental Protection Agency, state and local regulatory bodies. Authorized by the Clean Water Act, the National Pollutant Discharge Elimination System (NPDES) program requires permits for sources that discharge pollutants into waters. Obtaining and complying with NPDES permits requires implementation of stormwater control measures, such as AbTech Industries’ engineered solutions.

Regulation of stormwater is a relatively new occurrence. The first phase of the NPDES program was promulgated in 1990 but the permit requirement was limited to only select regulated entities. The second phase of the NPDES program expanded the permit requirement significantly but did not start until 2003. The next expansion of stormwater regulations is planned for 2012 and is contemplated, amongst other things, to require retrofitting of stormwater control measures into existing development, to develop specific requirements for transportation infrastructure, and otherwise expand the scope and regulatory reach of the NPDES program.

Combined Sewer Overflows also must comply with the Clean Water Act and present an opportunity for AbTech Industries’ engineered treatment solutions. Combined sewer systems serve roughly 772 communities serving 40 million people. In periods of rainfall or snowmelt, the combined stormwater and wastewater volume in a combined sewer system can exceed the capacity of the sewer system or treatment plant. This leads to the direct discharge of untreated sewage, etc. to the environment.

Enforcement of stormwater/CSO standards have increased, with EPA compelling installation of stormwater control measures and water quality treatment systems through consent decrees. In recent years, billions of dollars of mandated spending on stormwater/CSO systems has been created through consent decrees.

2.	Health and Tourism Concerns Driving the Stormwater Market

One area of the stormwater market that is receiving increased publicity and attention is the water pollution caused by microorganisms (bacteria). Polluted stormwater runoff can expose boaters and swimmers to bacteria, viruses and protozoans. A recent Southern California epidemiological study revealed that individuals who swim in areas adjacent to flowing storm drain outfalls were 50 percent more likely to develop a variety of symptoms than those who swim further away from the same drains. These situations are the cause for thousands of beach closings every year affecting public health and local economies dependent upon tourism and recreation. According to a report of the Natural Resources Defense Council (“NRDC”), in 2010 there were 24,091 days of closings and advisories across the country at ocean, bay and Great Lakes beaches. NRDC reported that nearly three-quarters of the 2010 beach closings and advisories were issued because water quality monitoring revealed bacteria levels exceeding health and safety standards. Given mandates for increased monitoring under the Beach Act, NRDC predicts that these numbers continue to grow in the future.

3.	Going Green Initiatives

Knowing that polluted stormwater runoff is one of the leading causes of water pollution in the country, many companies are including on-site stormwater treatment in their environmental sustainability goals. AbTech Industries’ systems can help companies meet these goals. AbTech Industries’ Smart Sponge technology not only treats polluted water, it is also recyclable, requires no electricity or other power source and can provide users with quantifiable results of its efficacy, thus helping companies demonstrate their “going green” stewardship.

Industrial Wastewater Market

The industrial market serves manufacturers seeking to control and clean wastewater generated in various processes. The market is comprised of both heavy industry such as oil refineries, steel mills, chemical plants, pulp and paper plants and more localized concerns such as mid-size manufacturers, refuse sites and shipping/receiving areas. This market also includes private developers, gas stations and owners of developed sites (i.e., parking lots) of over one acre.

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

Produced Water and Frack Water Applications

Oil and gas exploration and production activities result in the production of significant volumes of contaminated water. On average there is five times as much contaminated water generated as oil or gas. Approximately 75% of this water is re-injected into the formation to maintain pressure or deep well re-injected at another site. In a traditional oil production field this water is called “produced water.” In fracking operations this can include “frac flowback water” and in gas fields this could include “gas condensate water.” Approximately 25% of all water generated from the exploration and production activities must be treated for either reuse in operations or for discharge to the environment under an NPDES permit. According to the EPA, the Clean Water Act prohibits the discharge of oil or oily waste into or upon the navigable waters of the United States or the waters of the contiguous zone if such discharge causes a film or sheen upon the surface of the water. Violators are subject to a monetary penalty. The attributes of AbTech Industries’ Smart Sponge technology and its ability to remove “oily sheen” make it specially suited to service this market. Smart Sponge can be used as a pretreatment system to remove diesel range organics and free oils prior to additional treatment by downstream technologies to remove contaminants such as volatile organic compounds, dissolved solids, and bacteria.

Marine Market - Spill Prevention and Control

There are a number of applications related to rivers, lakes, and oceans that call for the use of floating or in-line filtration products to control and reduce the presence of hydrocarbons in the water or on board transiting vessels. Customers include the cruise ship industry, recreational boaters, marina owners, port authorities, spill response organizations and commercial shippers.

This market also comprises airports, airport fueling facilities, U.S. Department of Defense (“DOD”) bases, transfer stations, and others concerned about oil spills. Under the Federal Clean Water Act, the EPA has issued the Spill Prevention, Control and Countermeasure (“SPCC”) rule, which requires owners or operators of facilities that store, use, process, transfer, distribute or consume oil and oil products, including airports and military bases, to have at a minimum one of the following preventative systems or its equivalent:

•	dikes, berms, or retaining walls sufficiently impervious to contain spilled product;
•	curbing;
•	culverting, gutters, or other drainage systems;
•	weirs, booms, or other barriers;
•	spill diversion ponds;
•	retention ponds; or
•	sorbent materials.

The risks of not adequately implementing such countermeasures are regulatory violations, fines and potential releases that result in contamination, clean-up and additional fines. The impact of these issues can result in significant costs to a facility owner/operator. There are more than 250 medium and large sized airports in the United States and more than 322 U.S. military facilities

AbTech Industries’ systems can be deployed for the oil and fuel contamination problems facing airports and military facilities. These systems can not only be used to address such problems as stormwater runoff, but also provide effective SPCC solutions to limit potential liabilities to customers by providing a last line of defense or perimeter protection for fuel spills.

Sales, Distribution, and Marketing Support

Stormwater/Wastewater

AbTech Industries historically focused on the public sector market, primarily cities and municipalities, and sought to sell to and service those entities through a series of local geographically defined exclusive distributorships. For small companies and distributors, sales to the public sector have inherent challenges including long sales cycles and erratic budget allocations.

A reassessment of strategy resulted in a decision to unwind many of the geography specific distributors and focus on establishing a strategic partnership with an industry segment specific dominant market leader. In order to effectively go-to-market, AbTech Industries established the following criteria for a strategic partner: (1) market leadership or dominance, (2) a concomitant large customer base, (3) operational competence in selling and servicing public sector customers, (4) active local advocacy resources, (5) sufficient capital to dedicate to and exploit the opportunity, and (6) experience in dealing with the environmental challenges faced by the public sector.

AbTech Industries has now successfully unwound most of its distributorship arrangements. In January, 2011, AbTech Industries entered into a strategic relationship by executing a marketing and distribution agreement with Waste Management, Inc. to pursue the distribution of its relevant technologies and systems in the municipal stormwater market.

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

Industrial Wastewater Market

The industrial wastewater market is focused on the treatment of oily wastewater from industrial processes for either reuse or discharge. This market is serviced by many regional chemical and equipment supply companies that offer a catalog of solutions. Solutions may require little to no individual engineering, up to custom engineered solutions to address a customer need. AbTech Industries services this market by providing manufacturer’s representatives and engineering support services to industrial chemical suppliers, equipment suppliers and consulting engineers.

Oil & Gas Market

Treatment of contaminated produced water for the oil & gas industry focuses on the water produced during oil and gas exploration and production. Oil services companies, oil and gas producers, and engineering firms are the main customers. Applications for this market are generally engineered solutions. AbTech Industries services this market with direct AbTech Industries’ sales representatives and engineering resources, including external engineering design resources when necessary.

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

Superior Filtration Media. An essential and superior feature of the Ultra-Urban Filter is the ability of its Smart Sponge filtration medium to absorb hydrocarbons and prohibit them from being released back into the water flow when there are subsequent rain events. The reason for this is that AbTech Industries’ proprietary blend of polymers is oleophilic - an absorbent - which means that hydrocarbons are bonded within its chemical matrix and cannot be washed off, squeezed out or leached out of the material during subsequent wetting or rain events. There are various materials used by competitors for stormwater filtration that do not have this absorbent characteristic, instead they feature an adsorbent capability that merely attracts hydrocarbons to their surface area, but cannot prevent them from leaching back into the environment during subsequent rain events. The most commonly used adsorbent in the market is polypropylene, which is currently used in many sorbent products used for the 2010 BP oil spill clean-up. Although it is generally accepted that adsorbents are clearly inferior to absorbents regarding their ability to capture and remove hydrocarbons from stormwater flows, they are widely used because of the low comparative cost. Over the last ten years, AbTech Industries has performed numerous laboratory and field tests that verify its products’ absorption capabilities and other performance features dealing with the removal of trash, sediment, debris, and other contaminants. Central to these test data is the incontrovertible conclusion that AbTech Industries’ Smart Sponge filtration medium is an absorbent.

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

2.	Other Markets

In the industrial, oil & gas and marine markets, competition primarily comes from traditional sorbent products and other particulate-based polymer adsorption products that are widely available through industrial supply vendors. AbTech Industries’ competitive advantage lies in:

•	its patented and patent-pending technologies to form these polymers in shapes, such as the propellet, that greatly enhance performance and ease of use;
•	its unique delivery systems, including in-line filtration cartridges and filtration vessels;
•	the completely hydrophobic nature of its products;
•	the capability to deal with more than one contaminant (i.e., hydrocarbons and microorganisms); and
•	the high saturation capacity.

Intellectual Property, Research, and Development

Intellectual Property

1.	Patents

AbTech Industries endeavors to protect the intellectual property it develops through its research and development efforts. The United States Patent Office has issued AbTech Industries 17 patents related to the Smart Sponge technology and products. Additionally, three of the patent applications have been pursued internationally with patents issued in Australia, Belgium, Canada, China, France, Germany, Israel, Italy, Japan, Korea, Mexico and Singapore. AbTech Industries intends to pursue patent protection for new patentable technologies that it develops. AbTech Industries’ success depends, in part, on its ability to maintain trade secrecy protection and operate without infringing on the proprietary rights of third parties.

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

AbTech Industries maintains active development programs focused on the treatment and removal of heavy metals, PCB’s, radionuclides, and phosphates from contaminated water.

AbTech Industries also has ongoing projects to evaluate of Smart Sponge and other polymers to determine absorption performance under varying conditions and with a variety of contaminants. This testing not only provides independent verification of product performance but also allows AbTech Industries to provide more reliable information to customers about the product’s performance under various field conditions. In addition, AbTech Industries is evaluating various polymer combinations as the field of polymer science continues to evolve.

AbTech Industries’ strategy on all of these projects is to partner with third parties (universities, engineering companies and other commercial partners) for experimentation and validation of proposed concepts. AbTech Industries has worked cooperatively with, Millsaps College, California State University at Fullerton, Alden Labs, NAMSA and Hydroqual, Inc. on various projects and is looking at other qualified partners for specific projects. AbTech Industries will maintain its own R&D treatability lab for internal research and quality control of raw material and finished products.

Manufacturing and Engineering

As manufacturing volumes increase, AbTech Industries intends to maintain its core engineering competencies in the United States and create a manufacturing outsourcing network capable of supplying existing and future products around the world. The network will include some internal manufacturing (mainly assembly) capabilities but will largely comprise contract manufacturers and/or strategic partners with the required expertise and facilities to cost-effectively manufacture AbTech Industries’ products. Due to the nature of the product (very low specific gravity or density, therefore high unitary shipping cost), AbTech Industries expects to establish its manufacturing and warehousing sites in key geographic areas. The manufacturing network will have an integrated information system capable of effectively managing production orders and ensuring high quality products manufactured to consistent specifications around the world. This plan will be rolled out in two steps:

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

AbTech Industries intends to evaluate the opportunities to outsource the manufacturing of all components and most of the finished products, focusing on total quality and consistency. Due to the very atypical process and equipment used in AbTech Industries’ manufacturing, it is unclear at this time if a suitable manufacturing partner exists. AbTech Industries would need to confirm a clear value proposition prior to outsourcing manufacturing.

Regulatory

In mid-2008, the EPA initiated a compliance action against AbTech Industries alleging that AbTech Industries was in violation of the Federal Insecticide, Fungicide and Rodenticide Act by distributing Smart Sponge Plus, which the EPA considered to be an unregistered pesticide. Despite the EPA’s prior position that registration of AbTech Industries’ Smart Sponge Plus for use in stormwater filtration applications was not required or allowed, in subsequent discussions with the EPA it became evident that the EPA considered it imperative that AbTech Industries register its Smart Sponge Plus material as a pesticide if AbTech Industries intended to make claims about its antimicrobial capability. Consequently, in 2008, AbTech Industries began to prepare a registration application for Smart Sponge Plus, which was eventually filed with the EPA in September 2009. In July 2010, AbTech Industries received notice of a time-limited registration from the EPA that contained certain conditions requiring AbTech Industries to submit additional testing data to the EPA by July 1, 2011. Subsequently, and based on information provided by the third-party laboratory contracted to perform the additional studies, EPA granted an extension of the time-limited registration until August 31, 2012. The registration number for Smart Sponge Plus is 86256-1. AbTech Industries is not aware of any other competitive product that has been approved by the EPA for outdoor use as an antimicrobial (pesticide) and believes that this registration will further differentiate Smart Sponge Plus products from other competitive products on the market.

Employees

As of March 23, 2012, we had twenty-one full-time employees, and two full-time consultants. Nine of these individuals are involved in sales and marketing; three in production; four in research and development, and six in administrative functions.

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

We have incurred net losses since our inception. The Company had a net loss of approximately $5.4 million during the fiscal year ended December 31, 2011. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. There can be no assurance that future operations will be profitable. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

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

We have completed debt financings and face risks associated with financing our operations.

The Company has completed several debt financings and is subject to the normal risks associated with debt financing, including the risk that our cash flow will be insufficient to meet required payments of principal and interest and the risk that we will not be able to renew, repay, or refinance our debt when it matures or that the terms of any renewal or refinancing will not be as favorable as the existing terms of that debt.

We have debt outstanding that is secured by all of the assets of the Company

During 2011, we issued Secured Convertible Promissory Notes that are secured by all of the assets of the Company including its intellectual property. If we are unable to pay our obligations to our secured lenders, they could proceed against any or all of the collateral securing our indebtedness to them which could prevent the Company from continuing its operations in whole or in part.

You may suffer dilution if Convertible Notes are converted to common stock

As of December 31, 2011, the Company had approximately $6.8 million of convertible notes outstanding that if converted would require the company to issue approximately 10 million shares of common stock. Such conversion would cause the percentage ownership of our current stockholders to be diluted.

Outstanding convertible notes and warrants have price protection features

During 2012, we issued convertible notes and warrants that have certain price protection features that would allow the conversion prices or exercise prices of the outstanding notes and warrants to be decreased in the event of a financing by the Company at a price per share less than the stated conversion price of the notes or exercise price of the warrants. In the event the Company completes such a down-round financing within 15 months of the issuance dates of the affected notes and warrants, any subsequent conversion of the effected notes and/or exercise of the effected warrants would have a greater dilutive effect on current stockholders than would be expected if a down-round financing does not take place within the 15-month time period.

Our independent auditors have expressed substantial doubt about the Company’s ability to continue as a going concern, which may hinder our ability to obtain future financing.

In their report dated March 30, 2012, our independent registered public accounting firm stated that our financial statements for the fiscal year ended December 31, 2011 were prepared assuming that the Company would continue as a going concern. Its ability to continue as a going concern is an issue raised as a result of recurring losses from operations. To date, each of Abtech Holdings and AbTech Industries have only incurred net operating losses resulting in a significant accumulated deficit. Our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

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

If we do not achieve broad market acceptance of our products and services, we may not be successful.

Although our products and services will serve existing needs, our delivery of these products and services is unique and subject to broad market acceptance. As is typical of any new product or service, the demand for and market acceptance of these products and services are highly uncertain. We cannot assure you that any of our products and services will be commercialized on a widespread basis. The commercial acceptance of our products and services may be affected by a number of factors, including the willingness of municipalities and other commercial and industrial entities to use our products and services to control the quality of water and other fluids. If the markets for our products and services fail to develop on a meaningful basis, if they develop more slowly than we anticipate, or if our products and services fail to achieve sufficient market acceptance, our business and future results of operations could be adversely affected.

Because our products may be designed to provide a solution which competes with existing methods, we are likely to face resistance to change, which could impede our ability to commercialize this business.

Our products may be designed to provide a solution to environmental challenges created by contaminated water and other fluids. Currently, large and well capitalized companies provide services in these areas. These competitors have strong relationships with their customers’ personnel, and there is a natural reluctance for businesses to change to new technologies, particularly in such industries as the oil and gas industries where our future products may be relevant. This reluctance is increased when potential customers make significant capital investments in competing technologies. Because of these obstacles, we may face substantial barriers to commercializing our business.

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

We have no experience manufacturing or assembling products on a large scale. We do not know whether our current or future manufacturing arrangements will be able to develop efficient, low-cost manufacturing capabilities and processes that will enable us to meet the quality, price, engineering, design and production standards, or production volumes required to successfully mass market such products. Even if we are successful in developing manufacturing capabilities and processes, we do not know whether we will do so in time to meet our product commercialization schedule or to satisfy the requirements of our target market. Our failure to develop these manufacturing processes and capabilities, if necessary, in a timely manner, could prevent us from achieving our growth and profitability objectives.

If we fail to continue to develop or acquire new products, adapt to rapid and significant technological change, and respond to introductions of new products, we will not be competitive.

Our growth strategy includes significant investment in and expenditures for product development. We intend to sell products, primarily in the water clean-up sector, which are characterized by rapid and significant technological changes, frequent new product and service introductions, and enhancements and evolving industry standards. Without the timely introduction of new products, services, and enhancements, our products and services may become technologically obsolete over time, in which case our revenue and operating results would suffer.

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

The manufacturing facility and manufacturing equipment we use to produce our products will be costly to replace and could require substantial lead-time to repair or replace. Our facility or a third-party’s facility that we use may be affected by natural or man-made disasters. In the event they were affected by a disaster, we would be forced to set up alternative production capacity, or rely on third-party manufacturers to whom we would have to disclose our trade secrets. Although we possess insurance for damage to our property and the disruption of our business from casualties, such insurance may not be sufficient to cover all of our potential losses, may not continue to be available to us on acceptable terms, or at all, and may not address the marketing and goodwill consequences of our inability to provide products for an extended period of time.

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

We are subject to a variety of potential liabilities connected to our technology development and business operations, such as potential liabilities related to environmental risks. As a business which manufactures and/or markets products for use by consumers and institutions, we may become liable for any damage caused by our products, whether used in the manner intended or not. Any such claim of liability, whether meritorious or not, could be time-consuming and/or result in costly litigation. Although we have obtained insurance against certain of these risks, no assurance can be given that such insurance will be adequate to cover related liabilities or will be available in the future or, if available, that premiums will be commercially justifiable. If we were to incur any substantial liability and related damages were not covered by our insurance or exceeded policy limits, or if we were to incur such liability at a time when we are not able to obtain liability insurance, our business, financial conditions, and results of operations could be materially adversely affected.

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

We believe that the compensation we have historically paid to our executive officers is within the lower quartile of compensation paid by companies similar to our Company. Following the closing of the Merger with AbTech Industries, we increased the compensation payable to the combined entity’s executive officers and employees. An increase in compensation and bonuses payable to our executive officers and employees could decrease our net income.

As a public reporting company, we are subject to corporate governance and internal control reporting requirements, and our costs related to compliance with, or our failure to comply with existing and future requirements, could adversely affect our business.

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

Our management has only limited experience operating AbTech Holdings as a public company. To operate effectively, we will be required to continue to implement changes in certain aspects of our business and develop, manage, and train management level and other employees to comply with on-going public company requirements. Failure to take such actions, or delay in the implementation thereof, could have a material adverse effect on our business, financial condition, and results of operations.

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

The table below sets forth, for the calendar quarters indicated, the high and low stock prices for our common stock as reported by the NASDAQ.com. These quotations may represent prices between dealers without adjustment for retail markups, markdowns, or commissions and may not represent actual transactions.

	Sales Price of Common Stock
Quarter ended	High	Low
December 31, 2011	$0.63	$0.32
September 30, 2011	$0.75	$0.35
June 30, 2011	$1.44	$0.25
March 31, 2011	$1.65	$0.41
	Sales Price of Common Stock
	High	Low
December 31, 2010	$0.99	$0.40
September 30, 2010	$2.55	$0.86
June 30, 2010	$2.90	$0.99

Stockholders

As of March 23, 2012 there were 190 stockholders of record of our common stock. Our transfer agent is Worldwide Stock Transfer, LLC. The transfer agent’s address is 433 Hackensack Ave., Level L, Hackensack, NJ 07601.

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

Purchases of Equity Securities By the Issuer and Affiliated Purchases

There were no issuer purchases of our equity securities during the fiscal year ended December 31, 2011.

ITEM 6.	SELECTED FINANCIAL INFORMATION.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

Forward-Looking Statements and Factors That May Affect Results

You should read the following discussion and analysis in conjunction with our financial statements and related notes contained elsewhere in this Form 10-K. This discussion contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those set forth under Risk Factors.

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

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based on and relates only to AbTech Industries. Prior to the consummation of the Merger, Abtech Holdings was a “shell company” that did not have an active business and its results of operations are immaterial and are not included in the discussion below. Key factors affecting AbTech Industries’ results of operations during the periods covered in this section include revenues, cost of revenues, operating expenses and income, and taxation.

For accounting purposes, the Merger transaction has been accounted for as a reverse acquisition, with AbTech Industries as the acquirer. The consolidated financial statements of Abtech Holdings included in this annual report on Form 10-K represent a continuation of the financial statements of AbTech Industries, with one adjustment, which is to retroactively adjust the legal capital of AbTech Industries to reflect the legal capital of Abtech Holdings. See Note 1 of Notes to Consolidated Financial Statements included elsewhere in this Form 10-K.

Results of Operations

Comparison of the years ended December 31, 2011 and 2010

Revenues increased by approximately 24% in 2011 but continued to be adversely impacted by the effects of a worldwide economic downturn that stalled most projects with municipal and other customers. Going forward the Company expects significant sales growth due to improving general economic conditions, maturity of the market for stormwater products, strategic alliances with market dominant strategic partners and an expansion into new markets for produced water and other industrial applications of the Smart Sponge technology. The Company’s new distributor, Waste Management, Inc. (“WMI”), announced in April 2011 that it was launching its entry into the stormwater market and intended to initiate its sales efforts in four pilot market areas in 2011. As of December 31, 2011, WMI had identified and launched sales efforts in three of these pilot areas. While the Company has not yet recognized significant revenue from this distribution arrangement, gradual revenue growth is anticipated in 2012 as the Company and WMI pursue these initial efforts in the pilot market areas and expand into other geographic markets.

The sales in both 2011 and 2010 were affected by non-recurring, unusual items. In 2011, the Company recorded approximately $77,000 of revenue resulting from the forfeiture of a prepayment made by a distributor in 2007 to secure exclusive geographic marketing rights under a distribution agreement. Under the terms of the distribution agreement, the distributor was allowed to apply the prepaid fee to purchases of AbTech Industries products for a limited period of time. As of December 31, 2011, the distributor forfeited the $77,000 unused balance of the prepayment and the Company recorded it as revenue. In 2010, approximately 23% of sales were attributable to the sale of Smart Sponge products to one customer who donated the products for deployment in the Gulf of Mexico to treat the massive oil spill that occurred there during the year.

These unusual transactions in 2011 and 2010 had a favorable impact on gross margins. However, the gross margins of 14.7% and 9.7% for 2011 and 2010, respectively, are well below the gross margins that we would expect if the Company were operating near full capacity. Our current manufacturing facility is capable of producing sufficient products to generate approximately $10 million in revenue per year. If the Company can spread the overhead costs of operating the facility over a larger base of produced products, the margins would be expected to improve significantly. We do not currently have plans to reduce excess manufacturing capacity, and we anticipate that the excess capacity will continue to adversely affect gross margins for at least a portion of 2012.

The cost of the primary raw materials used to manufacture the Company’s products is directly affected by the cost of oil. Accordingly, fluctuations in the price of oil could have a material impact on the cost of manufacturing Smart Sponge products.

Selling, general and administrative expenses increased by $754,363 (32%) in 2011, compared to 2010, due in part to the legal, accounting and other costs associated with the merger of Abtech Holdings and AbTech Industries which closed in February, 2011. The Company also experienced new costs related to being a public company including legal fees, auditing fees, and other compliance costs. In 2011, the Company began a significant expansion of its business development efforts in line with its strategy of developing alliances with companies that have dominant positions in the specific industry segments targeted by AbTech Industries for distribution of Smart Sponge products. These efforts included increased cost for personnel, advertising, travel, legal and other promotional costs.

Research and development efforts in 2010 were focused primarily on attempts to modify Smart Sponge products for easy and effective deployment in treating the Gulf oil spill. In 2011, the Company shifted its R&D focus to new products using the Smart Sponge technology in applications for the treatment of produced water, and other industrial applications. These efforts involved a significant amount of product testing in the lab and in the field with corresponding increased costs for personnel (employees and consultants), fees for lab analysis, equipment rental and travel costs. The increased R&D activities in 2011 resulted in R&D costs increasing to $634,109, a 26% increase over R&D costs in 2010.

Interest expense increased from $115,568 in 2010 to $2,078,704 in 2011 due largely to a non-monetary, non-recurring charge of $1,620,955 for imputed interest on promissory notes that were converted to common stock on beneficial conversion terms during 2011. (See NOTE 13 – DEBT REPAYMENT in the Consolidated Financial Statements included in Item 8 of this report on Form 10-K.) In addition, the convertible promissory notes issued by the Company during 2011 in the July Offering and the September Offering (see NOTE 14 – PRIVATE PLACMENTS in the Consolidated Financial Statements included in Item 8 of this report on Form 10-K) have interest rates of twelve percent (12%). The interest expense accrued on these notes in 2011 amounted to approximately $126,000. Interest expense was further impacted by the amortization of the deferred charges and imputed note discounts for warrants related to these offerings, that were charged to interest expense in 2011 and amounted to approximately $125,000 and $160,000, respectively.

Liquidity and Capital Resources

To date, the Company has not generated sufficient revenue to cover its operating costs and continues to operate with negative cash flow. At December 31, 2011, our cash balance was $1,386,502, significantly higher than the $4,123 balance reported at December 31, 2010, but representing only approximately 4 months of historical negative cash flows from operations. While we expect to achieve significant sales growth over the long-term, continued negative cash flow from operations is expected in the short term.

Operations in 2011 and 2010 were funded primarily by proceeds from the issuance of AbTech Industries convertible promissory notes (the “AbTech Notes”), short-term loans, Abtech Holdings convertible notes and warrants (the “ABHD Notes”), AbTech Holdings secured convertible promissory notes and warrants (the “Secured Notes’) and equity investments of $2,320,000 pertaining to the funding requirement of the Merger. These proceeds amounted to $7,322,100 in 2011 and $2,827,865 in 2010. Of the proceeds received in 2011, $500,000 was received from a director of the Company who also was paid $200,000 for repayment of a non-interest bearing convertible note issued by AbTech Industries in 2008. The AbTech Notes are convertible into shares of AbTech Industries’ Series A preferred stock at a conversion rate of $3.75 per share. The Series A preferred stock is convertible into shares of Abtech Holdings common stock at a rate of 5.32 shares of Abtech Holdings common stock for each share of AbTech Industries Series A preferred stock. At December 31, 2011, the principal amount of debt outstanding was $6,946,524, of which $4,700,000 pertains to ABHD Notes and Secured Notes with maturity dates in 2012. In the event that the holders of these notes elect to not convert the notes to ABHD stock at maturity, the Company will be required to raise additional capital in 2012 to repay the notes at maturity or extend the debt maturity dates and incur higher interest rates on the debt. Under the terms of the ABHD Notes and the Secured Notes, the Company may extend the maturity dates by an additional ninety (90) day period (the “First Extension Option”), during which period the interest rate will increase from twelve percent (12%) to fifteen percent (15%) per annum on the unpaid principal of the notes. The Company may also extend the maturity dates by a second additional 90 day period (the “Second Extension Option”) during which period the interest rate will increase to eighteen percent (18%) per annum on the unpaid principal of the notes.

In February 2012, the Company completed the final closing of the private offering of Secured Notes and received $2.6 million (less closing costs) for the additional Secured Notes sold.

Our balance sheet at December 31, 2011 shows approximately $528,000 of inventory, a relatively large amount compared to net revenues for 2011 of $537,152. This supply of inventory on hand will mitigate some of the working capital requirements AbTech Industries will encounter in the event it successfully increases sales revenue in 2012. At December 31, 2011, AbTech Industries had customer deposits of $38,505 as prepayments by certain distributors for future product orders. Future sales to these distributors will not generate positive cash flow until the prepayments are depleted.

The Company had capital expenditures of $11,606 in 2011 and $15,596 in 2010. As of December 31, 2011, the Company had no commitments for future capital expenditures. However, if the Company is successful in achieving significant sales growth in 2012, it may need to expand its manufacturing capacity or outsource some of its manufacturing. The Company is currently considering both options. The Company estimates that it could double its current manufacturing capacity for approximately $250,000 and accommodate an annual sales rate of over $20 million.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations, including the discussion on liquidity and capital resources, are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management re-evaluates its estimates and judgments. Management bases the estimates on historical experience and on various other factors that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. For any given individual estimate or assumption we make, it is possible that other people applying reasonable judgment to the same facts and circumstances could develop different estimates. Actual results may materially differ from these estimates under different assumptions or conditions.

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

Our critical accounting policies include fair values of financial instruments, inventory valuation, revenue and cost recognition, allowance for doubtful accounts, stock-based compensation, accounting for conversion options, common stock purchase warrants, imputed interest and business combinations and are discussed in detail in the financial statements filed herewith, as are recent accounting pronouncements.

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

ITEM 9.	CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) as of December 31, 2011 (the “Evaluation Date”). No system of controls, no matter how well-designed and operated, can provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide assurance that the system of controls has operated effectively in all cases. Our disclosure controls and procedures are designed to provide reasonable assurance that the objective of disclosure controls and procedures are met.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2011, in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods in SEC rules and forms, including a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. Our internal accounting control systems are designed to provide reasonable assurance that assets are safeguarded, that transactions are executed in accordance with management’s authorization and are properly recorded, and that accounting records are adequate for preparation of financial statements and other financial information. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our evaluation under the framework in Internal Control – Integrated Framework issued by COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2011, in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. However, because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission.

March 26, 2012

Glenn R. Rink	Lane J. Castleton
President, Chief Executive Officer	Vice President, Treasurer, Chief Financial Officer

Changes in Internal Control over Financial Reporting

Material weaknesses in the Company’s internal control over financial reporting disclosed by Abtech Holdings in reports on Form 10-Q and Form 10-K filed prior to the Merger of AbTech Industries and Abtech Holdings, pertained to the accounting systems, staff and internal controls of Abtech Holdings which are no longer in place. Subsequent to the Merger, the accounting systems and internal controls of AbTech Industries were adopted for all accounting functions of Abtech Holdings and its subsidiaries. In our reports on Form 10-Q filed during 2011, we reported material weaknesses in our disclosure controls and procedures due to the potential weakness caused by the limited segregation of duties achievable with our small accounting staff and the limited review that had previously been completed of our internal controls over financial reporting. The evaluation of internal controls over financial reporting described in Management’s Report on Internal Control over Financial Reporting shown above, revealed that there were no material weaknesses in the Company’s system of internal control over financial reporting and that the potential weaknesses caused by the limited segregation of duties were adequately mitigated by compensating controls and procedures.

ITEM 9B.	OTHER INFORMATION.

There were no items requiring reporting on Form 8-K that were not reported on Form 8-K during the fourth quarter of the year covered by this Form 10-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item will be set forth in the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders or in a subsequent amendment to this report. All such information that is provided in the Proxy Statement is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this item will be set forth in the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders or in a subsequent amendment to this report. All such information that is provided in the Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be set forth in the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders or in a subsequent amendment to this report. All such information that is provided in the Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item will be set forth in the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders or in a subsequent amendment to this report. All such information that is provided in the Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item will be set forth in the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders or in a subsequent amendment to this report. All such information that is provided in the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES.

(a)	Financial Statements and Financial Statement Schedules

(1)	Financial Statements are listed in the Index to Financial Statements on page F-1 of this report.

(b)	Exhibits

2.1	Agreement and Plan of Merger, dated July 17, 2010, by and among the Registrant, Abtech Merger Sub, Inc., and AbTech Industries, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the SEC on July 22, 2010)

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated September 17, 2010, by and among the Registrant, Abtech Merger Sub, Inc., and AbTech Industries, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the SEC on September 22, 2010).

3.1	Certificate of Incorporation (incorporated by reference to the Registrant’s Registration Statement on Form SB-2 filed on July 27, 2007, Registration No. 333-144923)

3.2	Articles of Incorporation (incorporated by reference to the Registrant’s Registration Statement on Form SB-2 filed on July 27, 2007, Registration No. 333-144923)

3.3	Bylaws (incorporated by reference to the Registrant’s Registration Statement on Form SB-2 filed on July 27, 2007, Registration No. 333-144923)

3.4	Amendment to Articles of Incorporation (incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the SEC on June 16, 2010)

4	Stock Specimen (incorporated by reference to the Registrant’s Registration Statement on Form SB-2 filed on July 27, 2007, Registration No. 333-144923)

10.1*	Transfer Agent Agreement (change of transfer agent effective February 12, 2012)

10.2	Employment Agreement dated May 13, 2009, by and between Glenn R. Rink and AbTech Industries, Inc. (filed as Exhibit 10.2 to our current report on Form 8-K filed on February 14, 2011 and incorporated herein by reference)

10.3	Employment Agreement dated May 13, 2009, by and between Lane J. Castleton and AbTech Industries, Inc. (filed as Exhibit 10.3 to our current report on Form 8-K filed on February 14, 2011 and incorporated herein by reference)

10.4	Form of Indemnification Agreement between Abtech Holdings, Inc. and each member of its Board of Directors. (filed as Exhibit 10.4 to our current report on Form 8-K filed on February 14, 2011 and incorporated herein by reference)

10.5	Independent Contractor Agreement dated May 1, 2010, by and between Gordon Brown and AbTech Industries, Inc. (filed as Exhibit 10.5 to our current report on Form 8-K filed on February 14, 2011 and incorporated herein by reference)

10.6	AbTech Industries, Inc. 2007 Stock Plan (filed as Exhibit 10.6 to our current report on Form 8-K filed on February 14, 2011 and incorporated herein by reference)

10.7	Form of AbTech Industries, Inc. 2007 Incentive Stock Option Agreement (filed as Exhibit 10.7 to our current report on Form 8-K filed on February 14, 2011 and incorporated herein by reference)

10.8	Form of AbTech Industries, Inc. 2007 Non-qualified Stock Option Agreement (filed as Exhibit 10.8 to our current report on Form 8-K filed on February 14, 2011 and incorporated herein by reference)

10.9	Form of AbTech Industries, Inc. Warrant Agreement (filed as Exhibit 10.9 to our current report on Form 8-K filed on February 14, 2011 and incorporated herein by reference)

21*	List of Subsidiaries

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32**	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed Herewith
**	Furnished Herewith
***	Furnished herewith. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABTECH HOLDINGS, INC.

Date: March 30, 2012	By:	/s/ Glenn R. Rink
Glenn R. Rink
Chief Executive Officer,
President and Director

POWER OF ATTORNEY

Each individual whose signature appears below constitutes and appoints each of Glenn R. Rink and Lane J. Castleton such person's true and lawful attorney-in-fact and agent with full power of substitution and re-substitution, for such person and in such person's name, place, and stead, in any and all capacities, to sign any and all amendments to this Form 10-K and to file the same with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto each such attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that such attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 30, 2012	By:	/s/ Glenn R. Rink
Glenn R. Rink
Chief Executive Officer,
President and Director

Date: March 30, 2012	By:	/s/ Lane J. Castleton
Lane J. Castleton
Chief Accounting Officer, Chief Financial
Officer, Vice President and Treasurer

Date: March 30, 2012	By:	/s/ Olivia H. Farr
Olivia H. Farr, Director and CorporateSecretary

Date: March 30, 2012	By:	/s/ David Greenwald
David Greenwald, Director

Date: March 30, 2012	By:	/s/ A. Judson Hill
A. Judson Hill, Director

Date: March 30, 2012	By:	/s/ Jonathan Thatcher
Jonathan Thatcher, Director

Date: March 30, 2012	By:	/s/ Karl Seitz
Karl Seitz, Director

Date: March 30, 2012	By:	/s/ F. Daniel Gabel
F. Daniel Gabel, Director

ABTECH HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED
DECEMBER 31, 2011 AND 2010

SEMPLE, MARCHAL & COOPER, LLP
CERTIFIED PUBLIC ACCOUNTANTS AND CONSULTANTS
2700 NORTH CENTRAL AVENUE, NINTH FLOOR, PHOENIX, ARIZONA 85004 • TEL 602-241-1500 • FAX 602-234-1867

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
Abtech Holdings, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Abtech Holdings, Inc. and subsidiary as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders' deficiency, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Abtech Holdings, Inc. and subsidiary at December 31, 2011 and 2010, and the results of its operations, stockholders' deficiency, and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred substantial net losses in recent years resulting in a significant accumulated deficit. This factor raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Semple, Marchal + Cooper, LLP

Certified Public Accountants
Phoenix, Arizona

March 30, 2012

INDEPENDENT MEMBER OF THE BDO SEIDMAN ALLIANCE

ABTECH HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31,

	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$1,386,502	$4,123
Accounts receivable – trade, net	108,170	36,642
Accounts receivable – related party, net	2,032	13,044
Inventories, net	528,009	569,042
Deferred charges, net	439,203	20,028
Prepaid expenses and other current assets	37,988	76,759
Total current assets	2,501,904	719,638

Fixed assets, net	49,485	65,514
Security deposits	17,977	17,977
Deferred charges, net	15,020	22,673
Goodwill	10,000	10,000
Total assets	$2,594,386	$835,802

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable	$483,879	$629,470
Accounts payable – related party	29,703	7,736
Loans from shareholders	9,000	180,500
Notes payable	-	21,000
Convertible promissory notes, net of discounts	3,758,082	208,679
Convertible promissory notes – related party, net of discounts	578,681	1,156,000
Customer deposits	38,505	193,180
Accrued interest payable	126,232	39,904
Accrued expenses	122,790	125,557
Total current liabilities	5,146,872	2,562,026

Due to related party	101,524	106,601
Convertible promissory notes	155,000	1,375,865
Convertible promissory notes – related party	1,881,000	2,581,001
Warrant liability	498,976	-
Total liabilities	7,783,372	6,625,493

Commitments and contingencies

Stockholders’ deficiency
Common stock, $0.001 par value; 300,000,000 authorized shares; 47,160,435 and 49,249,674 shares issued and outstanding at December 31, 2011 and 2010, respectively	47,160	49,250
Additional paid-in capital	24,661,344	18,672,746
Non-controlling interest	(1,674,105)	-
Accumulated deficit	(28,223,385)	(24,511,687)
Total stockholders’ deficiency	(5,188,986)	(5,789,691)
Total liabilities and stockholders’ deficiency	$2,594,386	$835,802

The accompanying notes are an integral part of these consolidated financial statements.

ABTECH HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31,

	2011	2010

Net revenues	$537,152	$381,517
Net revenues – related party	-	52,141
Total net revenues	537,152	433,658

Cost of revenues	458,006	391,675
Gross profit	79,146	41,983

Operating expenses
Selling, general and administrative	3,107,596	2,353,233
Research and development	634,109	504,396
Total operating expenses	3,741,705	2,857,629

Operating loss	(3,662,559)	(2,815,646)

Other income (expense)
Interest expense	(2,078,704)	(115,568)
Gain on extinguishment of debt	115,000	-
Gain on valuation of warrant liability	242,052	-
Other income (expense)	(1,592)	(27,201)
Total other income (expense), net	(1,723,244)	(142,769)

Net loss before income taxes	(5,385,803)	(2,958,415)

Provision for income taxes	-	-
Net loss	(5,385,803)	(2,958,415)
Net loss attributable to non-controlling interest	(489,655)	-
Net loss attributable to controlling interest	$(4,896,148)	$(2,958,415)

Basic and diluted loss per common share	$(0.11)	$(0.06)
Basic and diluted weighted average number of shares outstanding	44,160,713	48,099,333

The accompanying notes are an integral part of these consolidated financial statements.

ABTECH HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

	Common Stock		Additional		Non-
	Shares	Amounts	paid-in capital	Accumulated deficit	controlling interest	Total
Balance at December 31, 2009	47,307,593	$47,308	$16,624,566	$(21,553,272)	-	$(4,881,398)
Stock-based compensation expense			239,265			239,265
Common stock issued for services	27,034	26	19,954			19,980
Preferred stock of subsidiary issued for debt conversion	354,921	356	249,644			250,000
Interest paid in preferred shares of subsidiary	65,126	65	45,812			45,877
Advances received pre-merger	1,495,000	1,495	1,493,505			1,495,000
Net loss				(2,958,415)		(2,958,415)
Balance at December 31, 2010	49,249,674	49,250	18,672,746	(24,511,687)	-	(5,789,691)
Stock-based compensation expense			135,546			135,546
Common stock issued for cash	825,000	825	824,175			825,000
Common stock issued for services	449,931	450	320,083			320,533
Shares forfeited and cancelled	(684,300)	(684)	684			-
Preferred stock of subsidiary issued for debt conversion	4,984,324	4,983	3,058,707			3,063,690
Interest paid in preferred shares of subsidiary			20,784			20,784
Beneficial conversion feature of new debt			1,620,955			1,620,955
Preferred shares of subsidiary that did not convert at merger and remain outstanding	(7,664,194)	(7,664)	7,664	1,184,450	(1,184,450)	-
Net loss				(4,896,148)	(489,655)	(5,385,803)
Balance at December 31, 2011	47,160,435	$47,160	$24,661,344	$(28,223,385)	(1,674,105)	$(5,188,986)

The accompanying notes are an integral part of these consolidated financial statements.

ABTECH HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

	2011	2010
Operating Activities
Net loss attributable to controlling interest	$(4,896,148)	$(2,958,415)
Adjustments to reconcile net loss attributable to controlling interest to net cash used in operating activities
Depreciation and amortization	27,635	47,452
Common stock issued for services rendered	320,533	19,980
Stock-based compensation expense	135,546	239,265
Preferred stock of subsidiary issued for interest on notes payable	20,784	45,877
Interest related to beneficial conversion feature	1,620,955	-
Income from forgiveness of debt	(115,000)	-
Note discount amortized as interest	159,657	-
Deferred charges expensed as interest	142,836	-
Net loss attributable to non-controlling interest	(489,655)	-
Gain on change in fair value of warrant liability	(242,052)	-
Changes in operating assets and liabilities:
Accounts receivable, net	(60,516)	(4,709)
Inventories, net	41,033	12,082
Prepaid expenses and other current assets	38,771	1,905
Deferred charges, net	(436,222)	-
Accounts payable	(123,624)	309,505
Customer deposits	(154,675)	(3,928)
Accrued interest payable	86,328	17,199
Accrued expenses	(2,767)	54,414
Net cash used in operating activities	(3,926,581)	(2,219,373)

Investing Activities
Purchases of fixed assets	(11,606)	(15,596)
Net cash used in investing activities	(11,606)	(15,596)

Financing Activities
Proceeds from issuance of common stock	825,000	1,495,000
Proceeds from borrowings from shareholders	-	41,000
Repayment of borrowings	(1,924,957)	(551,321)
Repayment of borrowings from shareholders	(71,500)	(141,500)
Proceeds from notes payable	6,497,100	1,291,865
Net decrease in due to related party	(5,077)	(4,862)
Net cash provided by financing activities	5,320,566	2,130,182

Net change in cash and cash equivalents	1,382,379	(104,787)
Cash and cash equivalents at beginning of period	4,123	108,910
Cash and cash equivalents at end of period	$1,386,502	$4,123

Supplemental cash flow information:
Cash paid for interest	$43,642	$43,343
Cash paid for income taxes	$-	$-
Noncash investing and financing activities:
Preferred stock of subsidiary issued for conversion of debt, including accrued interest	$3,084,474	$295,877
Common stock and warrants issued for services	$456,079	$19,980
Beneficial conversion feature recorded to additional paid-in capital	$1,620,955	$-
Preferred shares of subsidiary not converting at merger	$1,184,450	$-
Unamortized portion of debt discount	$463,235	$-
Portion of debt discount in deferred charges	$118,136	$-

The accompanying notes are an integral part of these consolidated financial statements.

ABTECH HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

NOTE 1 – BUSINESS AND SUMMARY OF ACCOUNTING POLICIES

Organization and Description of Business

Abtech Holdings, Inc. (“ABHD” or the “Company”) (formerly Laural Resources, Inc.), was incorporated under the laws of the State of Nevada on February 13, 2007, with authorized capital stock of 300,000,000 shares at $0.001 par value.

AbTech Industries, Inc. (“AbTech”), a Delaware corporation with an authorized capital of 15,000,000 shares of $0.01 par value common stock and 5,000,000 shares of $0.01 par value preferred stock, was acquired by ABHD in a reverse acquisition transaction (the “Merger”) on February 10, 2011. In accordance with the merger agreement between AbTech and ABHD (the “Merger Agreement”), ABHD acquired all of the issued and outstanding common stock of AbTech, including shares issuable upon the conversion of Series A preferred stock and convertible promissory notes outstanding, in exchange for the stockholders of AbTech acquiring 46,000,000 shares of ABHD common stock. ABHD also agreed to reduce its number of common shares outstanding to 10,000,000 shares prior to the merger. (See Note 12 – Reverse Acquisition Transaction). The preferred stockholders of AbTech Industries that elected to not convert and exchange their shares for ABHD common shares, represent the non-controlling interest shown on the Consolidated Balance Sheet as of December 31, 2011.

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

AbTech’s wholly-owned subsidiary, Environmental Security Corporation (“ESC”), was formed by the Company in 2003 to develop a sensor array technology designed to detect impurities in water flows. ESC owns a U.S. patent on this technology and has acquired rights to another monitoring technology, but otherwise had no operations during either 2011 or 2010.

Summary of Significant Accounting Policies

Basis of Financial Statement Presentation – The consolidated financial statements include the accounts of ABHD, AbTech and ESC. Intercompany accounts and transactions have been eliminated. The consolidated financial statements do not include the operations of ABHD prior to the date of the Merger which are considered to be immaterial to the operations of AbTech. The equity section of the Consolidated Balance Sheets and the basic and diluted weighted average number of shares outstanding on the Consolidated Statements of Operations for periods prior to the date of the Merger have been restated to give retroactive effect to the merger transaction and to show the shares outstanding at the Balance Sheet dates as if such shares had been exchanged for ABHD shares in accordance with the terms of the Merger Agreement. The equity section of the Consolidated Balance Sheets and the basic and diluted weighted average number of shares outstanding on the Consolidated Statements of Operations for periods ended after the date of the Merger, represents the actual shares of ABHD outstanding after the share exchanges that occurred as part of the merger transaction. The non-controlling interest shown on the Consolidated Balance Sheet as of December 31, 2011, represents the ownership interest in AbTech of the holders of AbTech Series A preferred stock that elected not to exchange their Series A preferred shares for common shares of ABHD as allowed by the Merger Agreement.

Cash and Cash Equivalents – The Company considers all highly liquid debt instruments with a maturity of three months or less when acquired to be cash and cash equivalents.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amount of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Significant estimates are used in determining the allowance for doubtful accounts and inventory allowance, in valuing the warrant liability, beneficial conversion features, stock-based compensation and stock issued in the reverse merger and in determining the classification of conversion options embedded in convertible promissory notes. Due to the uncertainties inherent in the formulation of accounting estimates, and the significance of these items, it is reasonable to expect that the estimates in connection with these items could be materially revised within the next year.

Concentration of Credit Risk – Credit risk represents the accounting loss that would be recognized at the reporting date if counter parties failed completely to perform as contracted. Concentrations of credit risk that arise from financial instruments exist for groups of customers or counter parties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions described below.

•	Cash and cash equivalents – Financial instruments that subject the Company to credit risk are cash balances maintained in excess of federal depository insurance limits. At December 31, 2011, the Company had $251,249 in cash or cash equivalent balances which were not guaranteed by the Federal Deposit Insurance Corporation. To date, the Company has not experienced any losses in such accounts and believes the exposure is minimal.
•	Major customers and accounts receivable – Major customers represent any customer that accounts for more than 10% of revenues for the year. During 2011, the Company had two customers that accounted for 29% and 15%, respectively, of revenues and whose accounts receivable balances (unsecured) accounted for approximately 0% and 42%, respectively, of accounts receivable at December 31, 2011. During 2010, the Company had one customer that accounted for 23% of its revenues and whose accounts receivable balance (unsecured) accounted for approximately 12% of accounts receivable at December 31, 2010.
•	Supplier – Major suppliers represent any vendor that accounts for more than 10% of purchases for the year. During 2011, the Company had two vendors that accounted for 34% and 41%, respectively, of its purchases. Neither of these vendors had an accounts payable balance at December 31, 2011. During 2010, the Company had two vendors that each accounted for more than 10% of its purchases at 14% and 11%, respectively. Neither of these vendors had an accounts payable balance at December 31, 2010.

Fair Values of Financial Assets and Liabilities– The Company measures and discloses certain financial assets and liabilities at fair value. Authoritative guidance defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Authoritative guidance also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Inventories – Inventories are stated at the lower of cost or market, with cost computed on an average cost method which approximates the first-in, first-out basis. Inventory costs include raw materials, direct labor and manufacturing overhead. Provision is made for obsolete, slow-moving or defective items where appropriate. The amount of any provision is recognized as an expense in the period the provision occurs.

Warranty Accrual – The Company’s products are subject to warranty periods of one year or less. The warranty accrual is based on management’s best estimate of expected costs associated with product failure and historical product failures. The Company has not incurred any significant warranty claims to date.

Fixed Assets – Fixed assets, stated at cost, are depreciated on the straight-line method for financial statement reporting purposes, over the estimated useful lives of the assets, which range from three to ten years. Leasehold improvement costs are depreciated over the shorter of the lease term or their useful life. Repairs and maintenance costs are expensed as incurred. Betterments or renewals are capitalized when they occur.

Deferred Charges – Deferred charges are costs incurred in connection with the issuance of debt. These costs are capitalized as an asset and amortized over the term of the debt using the effective interest method. Amortization expense related to these deferred charges totaled $142,836 in 2011 and $20,029 in 2010.

Revenue Recognition – The Company recognizes revenue only when all of the following criteria have been met:

•	Persuasive evidence of an arrangement exists;
•	Delivery has occurred or services have been rendered;
•	The fee for the arrangement is fixed or determinable; and
•	Collectability is reasonably assured.

Persuasive Evidence of an Arrangement – The Company documents all terms of an arrangement in a quote signed or confirmed by the customer prior to recognizing revenue.

Delivery Has Occurred or Services Have Been Performed – The Company performs all services or delivers all products prior to recognizing revenue. Services are considered to be performed when the services are complete.

The Fee for the Arrangement is Fixed or Determinable – Prior to recognizing revenue, a customer’s fee is either fixed or determinable under the terms of the quote or accepted customer purchase order.

Collectability Is Reasonably Assured – Collectibility is assessed on a customer by customer basis based on criteria outlined by management.

The Company recognizes shipping and handling fees as revenue and the related expenses as a component of cost of sales. All internal handling charges are charged to selling, general and administrative expenses.

Allowance for Doubtful Accounts – The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowances are calculated based on a detailed review of individual customer accounts, historical rates and an estimation of the overall economic conditions affecting the Company’s customer base. The Company reviews a customer’s credit history before extending credit. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The allowance for doubtful accounts was $16,600 at December 31, 2011 and $14,600 at December 31, 2010.

Customer Deposits – The Company receives from some distributors a one-time fee for the exclusive distribution rights to its products. In some cases, this nonrefundable fee represents a prepayment by the distributor for future product purchases. In such cases the deposit is recognized as revenue when products are shipped and the risks and rewards of ownership have been transferred or when the distributor forfeits the prepayment, in accordance with the terms of the distribution agreement.

Cost Recognition – Cost of revenues includes all direct material and labor costs and those indirect costs of bringing raw materials to sale condition, including shipping and handling costs. Selling, general, and administrative costs are charged to operating expenses as incurred. Research and development costs are expensed as incurred and are included in operating expenses. Advertising costs are expensed as incurred. Total advertising costs for 2011 and 2010 were $23,792 and $14,811, respectively.

Long-Lived Assets – The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. When indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount, the Company measures the amount of such impairment by comparing the assets' carrying value to the assets' present value of the expected future discounted cash flows. Impairment charges, if any, are recorded in the period realized.

Income Taxes –Deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the book and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established to reduce a deferred tax asset to the amount expected to be realized. The Company assesses its ability to realize deferred tax assets based on current earnings performance and on projections of future taxable income in the relevant tax jurisdictions. These projections do not include taxable income from the reversal of deferred tax liabilities and do not reflect a general growth assumption but do consider known or pending events, such as the passage of legislation. The Company’s estimates of future taxable income are reviewed annually. All tax positions are first analyzed to determine if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of any related appeals or litigation processes. After the initial analysis, the tax benefit is measured as the largest amount that is more than 50% likely of being realized upon ultimate settlement. Our income tax returns are subject to adjustment under audit for approximately the last four years.

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

Stock-Based Compensation – All share-based payments to employees, including grants of employee stock options, are expensed based on their estimated fair values at grant date, in accordance with ASC 718.

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

Net Loss Per Share – Basic net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period. The calculation of basic loss per share gives retroactive effect to the recapitalization related to the reverse acquisition of AbTech Industries by AbTech Holdings. The Company has other potentially dilutive securities outstanding that are not shown in a diluted net loss per share calculation because their effect in both 2011 and 2010 would be anti-dilutive. These potentially dilutive securities include Series A Preferred Stock, options, warrants and convertible promissory notes (see Notes 10 and 11), and total 31,667,254 shares at December 31, 2011 and 19,271,902 shares at December 31, 2010.

Conversion Options – The Company bifurcates conversion options embedded in financial instruments and accounts for them at fair value when required. The Company has determined that none of its embedded conversion options require bifurcation.

Imputed Interest – A note issued solely for cash equal to its face amount is presumed to earn the stated rate of interest. However, in some cases the parties may also exchange unstated (or stated) rights or privileges, which are given accounting recognition by establishing a note discount or premium account. In such cases, the Company imputes interest when required.

Business Combination – The Company has accounted for the reverse acquisition discussed above in accordance with ASC 805-40 (Reverse Acquisitions). Goodwill is measured as the excess of the fair value of the consideration effectively transferred over the net amount of ABHD’s recognized identifiable assets and liabilities. The 10,000,000 shares of ABHD outstanding immediately prior to the reverse acquisition represent the consideration transferred for the merger. Prior to the announcement of the merger, ABHD’s stock had no material value. No assets were acquired and liabilities assumed were insignificant. The Company estimated the value of the 10,000,000 shares transferred in the acquisition to be $10,000, which the Company has recognized as goodwill at December 31, 2011 and 2010.

Recent Accounting Pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the year ended December 31, 2011, that are of significance, or potential significance, to the Company.

In December 2010, the FASB issued authoritative guidance clarifying the determination of the impairment of goodwill and the related calculation of that impairment (“Step 2”) when entities have reporting units with zero or negative carrying amounts. For entities with reporting units with zero or negative carrying values, Step 2 is required if it is more likely than not that a goodwill impairment exits. The adoption of this guidance had no material effect on the Company’s financial statements.

In May 2011, the FASB issued authoritative guidance regarding measurement of fair value and for disclosing information about fair value measurements. Application of the highest and best use and valuation premise concepts are clarified for use in measuring the fair value of nonfinancial assets and are not relevant when measuring the fair value of financial assets or of liabilities. New disclosures should disclose quantitative information about the unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy. This guidance becomes effective for the Company for fiscal years and interim periods within those years beginning in 2012. The Company does not anticipate adoption of this guidance will have a material effect on the Company’s financial statements.

In September 2011, the FASB issued authoritative guidance providing the option to first assess qualitative factors when testing goodwill for impairment. Entities have the option to first evaluate qualitative factors to determine whether the existence of events or circumstances, that in totality, would be more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative evaluation determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. This guidance becomes effective for the Company for fiscal years and interim periods within those years beginning in 2012. The Company does not anticipate adoption of this guidance will have a material effect on the Company’s financial statements.

NOTE 2 – GOING CONCERN

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

Sales and Marketing. Historically, the Company has selected qualified distributors to represent its products in key geographic markets. The recent economic downturn and other factors have led to a significant contraction in sales revenue as municipalities, the Company’s primary customers, experienced severe budgetary and financial constraints. In an attempt to reinvigorate sales, the Company has redirected its focus on multiple market segments and has revised its go-to-market strategy by disengaging distributors with exclusive geographic territories, in favor of new alliances with larger, market-dominant companies to cover entire market segments such as municipal stormwater, federal facilities and industrial process water. In early 2011, the Company signed its first such distribution agreement with Waste Management, Inc., a company that has a major presence in the public sector market. Under this distribution agreement, market rollout was initiated in three market areas during 2011 and is planned to move into other areas of the country during 2012. The Company is also making efforts to expand into specific foreign markets and new markets addressing treatment of contaminated water.

Financing. To date, the Company has financed its operations primarily with loans from shareholders, private placement financings and sales revenue. During 2011, the Company raised $825,000 in a private offering of common stock, raised $1,722,100 in a series of transactions that allowed the Company to repay or convert to stock approximately $1,350,000 of debt, raised $700,000 in a private offering of convertible promissory notes and raised $4,000,000 in a private offering of secured convertible promissory notes. In February, 2012, the Company received an additional $2,600,000 in the final closing of the private offering of secured convertible promissory notes. Management believes that with continued field validation successes, an improving economy, federal regulatory approval of the Company’s antimicrobial technologies, and new strategic alliances with companies that are dominant in key market sectors, sales revenue can grow rapidly, thus enabling the Company to reverse its negative cash flow and raise additional capital as needed. There is no assurance that the Company can achieve sustainable operations or that additional capital, if needed, will be available on acceptable terms.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustment that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - INVENTORIES

Inventories consist of the following at December 31:

	2011	2010
Raw materials	$76,381	$85,711
Work in process	446,538	394,540
Finished goods	106,625	221,791
Reserve for obsolescence	(101,535)	(133,000)
Total	$528,009	$569,042

NOTE 4 - FIXED ASSETS

Fixed assets consist of the following at December 31:

	2011	2010
Furniture and fixtures	$128,093	$128,093
Computer equipment	61,831	58,231
Machinery and equipment	250,986	242,980
Leasehold improvements	19,348	19,348
Total	460,258	448,652
Less accumulated depreciation	(410,773)	(383,138)
Net book value	$49,485	$65,514

Depreciation expense charged to operations during 2011 and 2010 was $27,635 and $27,423, respectively.

NOTE 5 - COMMITMENTS

Capital Leases – As of December 31, 2011 and 2010 the Company had no assets under capital lease.

Operating Leases – The Company leases office and warehouse space, office equipment and an automobile under various noncancelable operating leases that extend through February 2013. Total rental expense charged to operations during the years ended December 31, 2011 and 2010 were $271,906 and $259,944, respectively. Future annual minimum lease payments for the next five years, under noncancelable operating leases with initial or remaining terms of one year or more, as of December 31, 2011, are as follows: 2012: $273,008; and 2013: $29,278; Total: $302,286.

Indemnification Agreements - The Company enters into indemnification provisions under its agreements with officers and directors and companies in its ordinary course of business, typically with business partners, customers, landlords, lenders and lessors. Under these provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2011.

Other Commitments – The Company has other commitments for consulting fees that extend through 2012 amounting to $90,400. These commitments are cancellable on 15-30 days notice.

NOTE 6 - LOANS FROM SHAREHOLDERS

Loans from shareholders at December 31, 2011 and 2010 consist of one and four, respectively, short-term loans made by Directors of the Company to the Company or its subsidiary, ESC with balances of $9,000 and $180,500 respectively. These loans are unsecured and the single loan remaining as of December 31, 2011 was non-interest bearing and “due on demand.”

NOTE 7 - RELATED PARTY TRANSACTIONS

Accounts receivable; related party – represents amounts due from distributors owned by certain ABHD stockholders. Management deems the remaining balance at December 31, 2011, net of reserves taken, to be collectible.

Royalty Agreement – In 2009, the Company entered into a Royalty Agreement (the “Agreement”) with Hydrophix of California (“Hydrophix”), a distributor owned by two stockholders of the Company. The Agreement requires the Company to pay to Hydrophix a royalty equal to 5-10% of revenues generated by AbTech on certain products sold by AbTech, up to a maximum total royalty of $1,086,000. The first $104,665 of royalties due under the Agreement is to be retained by AbTech as payment for outstanding amounts due from Hydrophix. The term of the Agreement is ten years or the date on which total royalty payments reach $1,086,000. As of December 31, 2011, $1,906 of royalties had been earned by Hydrophix and applied under this Agreement to amounts due from Hydrophix. The remaining $102,759 due from Hydrophix, that is to be offset by future royalties payments due under the Agreement, is included in “Prepaids and other current assets” net of a $77,000 reserve.

Due to related party – represents amounts owed to a related company for services provided in the form of office and clerical support, and cash advances. On December 31, 1998, the Company executed a loan document in the amount of $127,353, with an original maturity date of December 31, 2003 (extended to December 31, 2013), with interest accruing at the rate of 5% per annum until the loan is paid in full. In the event of default of principal or interest, the entire unpaid balance, including principal and interest, will be due and payable without notice, with interest accruing at 8% from the date of default.

Convertible Promissory Notes – In 2011, director purchase a Convertible Note and accompanying warrant for 333,333 shares, for $500,000 in the July Offering (see Note 14 – PRIVATE PLACEMENTS). $200,000 of the purchase price was remitted in the form of a non-interest bearing Senior Convertible Promissory Note due from AbTech Industries in the amount of $200,000. In 2011, a Convertible Note held by this director in the principal amount of $100,000 was purchased by another investor and converted with interest into 198,980 shares of Company common stock. Refer to Note 10 – CONVERTIBLE PROMISSORY NOTES for a summary of debt held by related parties at December 31, 2011 and 2010.

Equity- In 2011, the Company granted 16,000 shares of common stock to a director for financial services provided by the director to the company. The shares were valued at $0.42 per shares and recorded as stock issued for services.

Stock Options – All of the 4,734,300 stock options granted by the Company in 2011 were granted to directors and officers of the company (see Note 11 – STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION).

NOTE 8 – ACCRUED EXPENSES

Accrued expenses consist of the following at December 31:

	2011	2010
Accrued payroll	$62,180	$53,860
Deferred rent	21,941	36,172
Accrued vacation	32,692	26,307
Accrued warranty reserve	5,000	5,000
Other accruals	977	4,218
	$122,790	$125,557

NOTE 9 - INCOME TAXES

There is no current or deferred tax expense for the years ended December 31, 2011 and 2010 due to the Company’s loss position and the full reserve taken on the Company’s deferred tax asset in both years.

A reconciliation of statutory rates is as follows at December 31:

	2011	2010
Statutory Rate	34.0%	34.0%
State income taxes, net of federal income tax benefit	5.0%	5.0%
Reduction in valuation allowance related to net operating loss carry-forwards and change in temporary differences	-39.0%	-39.0%
	0.0%	0.0%

The tax effects of temporary differences that give rise to deferred tax assets (liabilities) are as follows at December 31:

	2011	2010
Deferred tax assets (liabilities):
Net operating loss carryforwards	$10,447,000	9,154,000
Accumulated depreciation	(13,000)	(13,000)
Less valuation allowance	(10,434,000)	(9,141,000)
Net deferred tax assets	$-	-

During the years ended December 31, 2011 and 2010, net deferred tax benefit was approximately $1,293,000 and $520,000, respectively. At December 31, 2011 and 2010, the Company has federal loss carryforwards of approximately $27.9 million and $24.6 million, respectively, and state loss carryforwards of approximately $12.5 million and $9.6 million, respectively, which are available to reduce future taxes, if any. These net operating loss carryforwards expire through 2031 and 2016, respectively. The net change in the total valuation allowance for the years ended December 31, 2011 and 2010, was a net increase of approximately $1,293,000 and $520,000, respectively. Based on the Company’s loss position and projection of future taxable income, management believes that it is more likely than not that the Company will not fully realize the benefit of its net deferred tax assets. Pursuant to Internal Revenue Code Section 382, annual utilization of the Company’s net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% is deemed to occur within any three-year period. The Company believes that the Reverse Acquisition Transaction will not cause any limitation on future utilization of net operating loss carryforwards.

NOTE 10 – CONVERTIBLE PROMISSORY NOTES

At December 31, 2011 and December 31, 2010 the Company had promissory notes outstanding of $6,372,763 and $5,321,545, respectively, convertible into shares of the Company’s common stock. The conversion rate, interest rate and maturity dates of the notes outstanding at December 31, 2011 are shown in the table below:

Type of Financing	Principal Amount	Interest Rate	Conversion Rate	Maturity Date
Related Party
Junior Convertible Notes	$100,000	0%	$0.50	9/30/2011
Senior Convertible Notes	750,000	0%	$0.70	3/31/2013
Senior Convertible Notes	400,000	0%	$0.70	7/7/2013
Senior Convertible Notes	200,000	0%	$0.70	12/19/2013
Senior Convertible Notes	325,000	0%	$0.70	2/3/2014
Senior Convertible Notes	200,000	0%	$0.70	4/16/2014
Senior Convertible Notes	6,000	0%	$0.70	5/11/2014
ABHD Convertible Notes	500,000	12%	$0.60	4/30/2012
Unamortized discount on ABHD Convertible Notes	(21,319)
Subtotal - related party	2,459,681
Non-related party
Senior Convertible Note	55,000	0%	$0.70	4/8/2014
Senior Convertible Notes	100,000	0%	$0.70	11/25/2014
ABHD Convertible Notes	200,000	12%	$0.60	4/30/2012
Secured ABHD Notes	25,000	12%	$0.70	5/15/2012
Secured ABHD Notes	25,000	12%	$0.70	5/18/2012
Secured ABHD Notes	50,000	12%	$0.70	5/22/2012
Secured ABHD Notes	550,000	12%	$0.70	6/3/2012
Secured ABHD Notes	675,000	12%	$0.70	6/19/2012
Secured ABHD Notes	650,000	12%	$0.70	7/24/2012
Secured ABHD Notes	1,645,000	12%	$0.70	8/18/2012
Secured ABHD Notes	380,000	12%	$0.70	8/24/2012
Unamortized discount on Secured ABHD Notes	(441,918)
Subtotal - non-related party	3,913,082
Total	$6,372,763

The conversion rate, interest rate and maturity dates of the notes outstanding at December 31, 2010 are shown in the table below:

Type of Financing	Principal Amount	Interest Rate	Conversion Rate	Maturity Date
Related Party
Junior Convertible Notes	$1,156,000	0%	$2.65	9/30/2011
Senior Convertible Notes	750,000	0%	$3.75	3/31/2013
Senior Convertible Notes	400,000	0%	$3.75	7/7/2013
Senior Convertible Notes	200,001	0%	$3.75	8/27/2013
Senior Convertible Notes	200,000	0%	$3.75	12/19/2013
Senior Convertible Notes	325,000	0%	$3.75	2/3/2014
Senior Convertible Notes	200,000	0%	$3.75	4/16/2014
Senior Convertible Notes	6,000	0%	$3.75	5/11/2014
Senior Convertible Notes	500,000	12%	$3.75	6/26/2014
Subtotal - related party	3,737,001
Non-related party
Senior Convertible Notes	100,000	0%	$3.75	10/3/2013
Senior Convertible Notes	100,000	0%	$3.75	1/8/2014
Senior Convertible Notes	50,000	0%	$3.75	10/3/2013
Senior Convertible Note	55,000	0%	$3.75	4/8/2014
Senior Convertible Note	100,000	0%	$3.75	5/8/2014
Senior Convertible Notes	50,000	0%	$3.75	6/12/2014
Senior Convertible Notes	50,000	0%	$3.75	11/5/2014
Senior Convertible Notes	100,000	0%	$3.75	11/25/2014
Senior Convertible Note	100,000	0%	$3.75	2/5/2015
Senior Convertible Notes	185,000	0%	$3.75	2/9/2015
Senior Convertible Note	25,000	0%	$3.75	2/12/15
Senior Convertible Note	300,000	0%	$3.75	4/13/15
Senior Convertible Note	125,865	0%	$3.75	7/15/15
Senior Convertible Note	35,000	0%	$3.75	9/10/15
Promissory Note	83,679	12%	$3.75	8/2/10
Promissory Note	100,000	12%	$3.75	8/26/10
Promissory Note	25,000	12%	$3.75	5/2/11
Subtotal - non-related party	1,584,544
Total	$5,321,545

The terms of the various types of convertible notes included in the tables above are described as follows:

Junior Convertible Notes and Senior Convertible Notes – These notes are convertible into shares of AbTech Series A preferred stock and, consequently, into shares of ABHD common stock. The conversion rate shown in the table above reflects the rate at which the notes could be converted into shares of ABHD common stock. The notes are due in full at maturity but may be prepaid at any time prior to the maturity date with proper notice to the note holder. In the event of liquidation of AbTech, the Senior Convertible Notes have priority in right of payment over the Junior Convertible Notes. Additionally, holders of Senior Convertible Notes have priority over any amounts due stockholders of AbTech, regardless of the form of payment which may be due. Two notes included in the table above have maturity dates prior to December 31, 2011, however, each of the note holders has indicated their intention to convert the notes in accordance with their terms in 2012.

ABHD Convertible Notes – These notes were issued as part of the July Offering (see Note 14 - PRIVATE PLACEMENTS).

Secured ABHD Convertible Notes – These notes were issued in the September Offering (see Note 14 - PRIVATE PLACEMENTS).

Aggregate maturities of debt obligations commencing in 2012 are:

2012	2013	2014	Total
$4,800,000	$1,350,000	$686,000	$6,836,000

NOTE 11 – STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Stock Options

The Company grants stock options to officers, directors, employees and consultants under stock plans.

AbTech’s 2007 Stock Plan - Prior to the Merger with ABHD, AbTech issued stock options under a plan ( the “2007 Stock Plan”) that allowed up to 15% of the capital stock outstanding of AbTech to be available for awards granted under the plan. Options granted under the plan expire on the earlier of the stated expiration date or, in the case of incentive stock options, ninety days after the date employment ends or, in the case of non-statutory options, 30 days after the optionee ceases to be a service provider to the Company. The stated expiration dates occur between 2012 and 2020. Stock options were granted at the fair market value of the common stock as determined by the Board of Directors on the date of grant and are exercisable subject to vesting provisions and performance objectives. All outstanding stock options granted by AbTech outstanding as of the date of the reverse acquisition transaction with ABHD automatically convert into options for the purchase of shares of ABHD common stock at the rate of 5.32 shares of ABHD stock for each share of AbTech stock. ABHD will issue new authorized shares for the AbTech stock options exercised after February 10, 2011, the date of the Merger.

ABHD’s 2012 Incentive Stock Plan – In December 2011, the Board of Directors of ABHD approved the 2012 Incentive Stock Plan (the “2012 Plan”), which allows for up to 9,000,000 shares of common stock awards to be granted during the term of the plan. The exercise price of options granted under the 2012 Plan is determined by the 2012 Plan Committee and may not be less than 100% of the fair market value of the common stock of ABHD on the grant date. Options expire not more than 10 years from the date of grant. Options granted under the plan have a minimum vesting period of one year from the date of grant.

For the years ended December 31, 2011 and 2010, compensation expense of $77,532 and $163,420, respectively, for stock options accounted for under ASC 718 is included in Selling, general and administrative expense in the consolidated statements of operations. There was no related tax benefit recognized due to the Company’s loss position. At December 31, 2011, the Company had approximately $1,338,963 of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 1.7 years. No cash was received from the exercise of stock options during 2011 or 2010.

Compensation expense was determined from the estimates of fair values of stock options granted using the Black-Scholes option pricing model. The following table summarizes the weighted average of fair value and the significant assumptions used in applying the Black-Scholes model for options granted in 2011 and 2010:

	2011	2010
Weighted average of fair value for options granted
AbTech Options	$-	$0.90
ABHD Options	0.27	0.12

Weighted average assumptions used:
Expected dividend yield	0.0%	0.0%
Expected volatility	81.5%	13.0-15.0%
Risk-free interest rate	1.9%	2.1%
Expected life (in years)	5.0	8.7

The assumptions for expected dividend yield, expected volatility and expected term reflect management’s judgment and include consideration of historical experience. Expected volatility is based on historical volatility of the Company’s shares and the historical volatility of public companies or mutual funds operating in similar markets. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.

The Company’s stock option activity for the years ending December 31, 2011 and 2010 is summarized below:

AbTech Options – Share amounts and exercise prices included in this table are stated in terms of AbTech shares as originally issued. The ABHD equivalent number of shares is approximately 5.32 times the number of AbTech shares and the ABHD equivalent exercise price is 1/5.32 times the AbTech exercise price.

	Number of AbTech Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Term
Balance at December 31, 2009	780,000	$3.74	4.97
Granted	621,000	3.75
Exercised	-	-
Forfeited or expired	(400,000)	3.72
Outstanding at December 31, 2010	1,001,000	3.75	6.56
Forfeited or expired	(494,000)	3.75
Outstanding at December 31, 2011	507,000	$3.75	3.45

As of December 31, 2011, there were 507,000 stock options outstanding and exercisable with a weighted average remaining life of 3.45 years and an intrinsic value of $0.

ABHD Options

	Number of ABHD Shares Under Option		Weighted Average Exercise Price	Weighted Average Remaining Term
Balance at December 31, 2009	-		$-	-
Granted	640,000	(1)	0.55
Outstanding at December 31, 2010	640,000		0.55	4.86
Granted	4,734,300		0.42
Outstanding at December 31, 2011	5,374,300		$0.44	9.58
(1)	These options were previously excluded, however, the exclusion had no effect on the consolidated statement of operations as the options did not begin to vest until 2011.

As of December 31, 2011, there were 5,374,300 stock options outstanding with a weighted average remaining life of 9.6 years and an intrinsic value of $0. As of December 31, 2011, there were approximately 320,000 options exercisable with a weighted average remaining life of 3.86 years and an intrinsic value of $0. Of the non-exercisable stock options outstanding at December 31, 2011, 3,865,000 stock options vest over time between 2012 and 2015 and 1,189,300 stock options vest only upon the Company achieving specific performance objectives in 2011.

The following table summarizes the activity of the shares and weighted-average grant date fair value of the Company’s non-vested common stock options during the years ending December 31, 2011 and 2010:

	Non-vested AbTech Shares		Non-vested ABHD Shares
	Number of Shares	Weighted- average grant date fair value	Number of Shares	Weighted -average grant date fair value
Non-vested at December 31, 2009	267,999	$1.49	-
Granted	621,000	0.90	640,000	$0.12
Vested	(185,999)	0.88	-
Forfeited or expired	(233,000)	1.45	-
Non-vested at December 31, 2010	470,000	0.96	640,000	$0.12
Granted	-		4,734,300	$0.27
Vested	(75,000)	0.53	(320,000)	$0.12
Forfeited or expired	(395,000)	1.04	-
Non-vested at December 31, 2011	-	$-	5,054,300	$0.27

Common stock

In conjunction with the Merger that occurred in February 2011, the Company sold 2,320,000 shares of common stock for $2,320,000 of cash, of this amount 1,495,000 shares were issued during 2010 and 825,000 shares were issued during 2011 (see Note 12 - REVERSE ACQUISITION TRANSACTION).

Warrants

In 2011 the Company issued the following warrants:

•	Thirty investors participating in the September Private Placement (see Note 14 - PRIVATE PLACEMENTS) received warrants to purchase 2,666,667 shares of ABHD common stock. In addition, the placement agent received warrants to purchase 533,333 shares of ABHD common stock.
•	Three individuals participating in the July Offering (see Note 14 - PRIVATE PLACEMENTS) received warrants to purchase 466,666 shares of ABHD common stock.
•	Two individuals received warrants to purchase 530,000 shares of ABHD common stock as compensation for consulting services provided to the Company. These warrants have an exercise price of $0.50 per share. One warrant for 30,000 shares expires on July 23, 2013 and the other warrant for 500,000 shares expires on February 28, 2014. Compensation expense related to these warrants of $58,014 was included in Selling, general and administrative expense in the consolidated statements of operations.

In 2010 the Company issued the following warrants:

•	Four individuals received warrants to purchase 130,000 shares of AbTech common stock as compensation for consulting services provided to the Company. Warrants for 120,000 shares have an exercise price of $4.25 per share and are exercisable at any time prior to January 11, 2015. Warrants for 10,000 shares have an exercise price of $3.75 per share and are exercisable at any time prior to April 17, 2015. Compensation expense related to these warrants of $68,024 was included in Selling, general and administrative expense in the consolidated statements of operations.
•	One individual received a warrant to purchase 10,933 shares of AbTech common stock with an exercise price of $3.75 per share as a finder’s fee in conjunction with raising capital. The warrants are exercisable at any time prior to April 7, 2015 and April 30, 2015, respectively. Compensation expense related to this warrant of $7,821 was included in Other income (expense) in the consolidated statements of operations.

All outstanding warrants issued by AbTech are automatically converted in to warrants for ABHD common stock at a conversion rate of approximately 5.32 shares of ABHD for each share of AbTech.

A summary of common stock warrants and Series A Preferred Stock warrants outstanding at December 31 is as follows:

	AbTech Warrants		ABHD Warrants
	Number of Warrants	Weighted-average Exercise Price	Number of Warrants	Weighted-average Exercise Price
Outstanding at December 31, 2009	830,777	$4.19	-	$-
Granted	140,933	4.18	-	-
Exercised	-	-	-	-
Forfeited or expired	(20,000)	3.75	-	-
Outstanding at December 31, 2010	951,710	4.20	-	-
Granted	-	-	4,196,666	.59
Exercised	-	-	-	-
Forfeited or expired	(621,000)	4.25	-	-
Outstanding at December 31, 2011	330,710	$4.10	4,196,666	$.59

The 330,710 exercisable AbTech warrants outstanding at December 31, 2011 expire at various dates through 2015 and have a weighted average remaining life of 2.5 years.

The 4,196,666 exercisable ABHD warrants outstanding at December 31, 2011 expire at various dates through 2016 and have a weighted average remaining life of 4.5 years.

AbTech Series A Convertible Preferred Stock

AbTech has designated 3,500,000 of its 5,000,000 authorized preferred shares as Series A Convertible Preferred Stock (“Series A Stock”) and has 1,439,614 of such shares issued and outstanding at December 31, 2011. These shares represent the non-controlling interest in the Company’s subsidiary as shown on the Consolidated Balance Sheets and Consolidated Statements of Operations. Series A Stock has a par value of $0.01 and no liquidation or dividend preferences.

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

While Series A Stockholders have no voting rights as ABHD stockholders, they do have specific rights pertaining to the governance of AbTech, ABHD’s subsidiary. As long as Series A Stockholders hold, on a converted basis, at least 8% of the Common Stock of the Company, they will be granted a pre-emptive right to maintain their respective ownership percentages, as determined on a fully-diluted basis, in subsequent sales of Common Stock or Common Stock Equivalents conducted by the Company. Series A Stockholders have a right to designate up to three Directors to the Board of Directors (Series A Directors) and the Series A Directors are entitled to choose at least one member of the Audit Committee and one Member of the Compensation Committee. Corporate governance provisions were also modified to require various levels of supermajority approval by the Board for specific, major actions taken by the Company. For some actions, approval of 2/3rds of the Series A Directors is required.

Common shares reserved for future issuance

As of December 31, 2011, ABHD common shares reserved for future issuance were as follows (all shares are stated in ABHD share equivalent):

Conversion of convertible AbTech preferred stock	7,664,193
Shares issuable upon conversion of debt	9,972,309
Stock options outstanding	8,073,458
Warrants to purchase common stock	5,957,294
31,667,254

NOTE 12 – REVERSE ACQUISITION TRANSACTION

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

•	Issuance of Common Stock – At the closing of the Merger, ABHD issued 32,009,801 shares of its common stock to the stockholders of AbTech in exchange for 100% of the issued and outstanding common stock of AbTech. Immediately prior to the Merger, ABHD had 10,000,000 shares of common stock issued and outstanding, excluding the shares issued as part of a $3 million funding required by the Merger Agreement. $1,645,000 of the $3 million funding was received by ABHD prior to closing ($150,000 of the $1,645,000 was received after December 31, 2010). The financier issued a promissory note (the “Note”) to ABHD for the $1,355,000 balance of the financing commitment which was to be funded in cash after the Merger closing. The Note was secured by a total of 1,145,000 shares of ABHD common stock pledged by the financier (the “Collateral”). ABHD elected to hold the Note as a funding commitment only and did not record the Note or issue any shares in exchange for the Note. Subsequent to the date of the merger ABHD received $675,000 of the remaining $1,355,000 due on the Note. Of the 675,000 common shares due to investors for these payments, the Company issued 500,000 shares and held the remaining 175,000 shares as additional collateral for the Note. In May of 2011, the financier defaulted on the $680,000 balance due on the Note, released 509,300 shares of the Collateral and relinquished its rights to the 175,000 shares of additional collateral held by the Company.
•	Conversion of AbTech’s Preferred Stock – At the effectiveness of the Merger, 1,439,614 shares of Series A Preferred Stock (“Preferred Stock”) of AbTech outstanding immediately prior to the Merger were converted into 1,439,614 shares of preferred stock of Surviving Corporation (i.e. AbTech, post-Merger). The privileges, rights, and preferences of the Preferred Stock were not affected or altered by such conversion. Accordingly, the Preferred Stock may be converted at any time into common shares of AbTech as the Surviving Corporation and subsequently such common shares of the Surviving Corporation will be exchanged for shares of the common stock of ABHD at the same exchange rate in effect for common shares of AbTech at the date of the Merger (the “Merger Consideration”). The preferred stockholders that elected to not convert and exchange their shares for ABHD common shares, represent the non-controlling interest shown on the Consolidated Balance Sheet as of December 31, 2011. Because the consolidated balance sheet as of December 31, 2010 has been restated to give retroactive effect to the Merger, the common stock shown as of December 31, 2010 includes the par value ($.001 per share) of the 10,000,000 shares of ABHD stock outstanding at the time of the merger plus all shares of AbTech common and preferred stock outstanding as of the December 31, 2010, as if converted into ABHD common shares at the Merger exchange rate. Because some of the preferred stockholders of AbTech elected to not convert their shares to ABHD common stock at the time of the Merger, the consolidated balance sheet as of December 31, 2011 shows a decrease in the amount of common stock outstanding.

•	Conversion of AbTech’s Warrants – At the effectiveness of the Merger, 480,266 warrants to purchase AbTech common stock outstanding immediately prior to the Merger were converted into warrants to purchase 2,557,153 shares of common stock of ABHD. At the effective time of the Merger, 471,444 warrants to purchase AbTech Preferred Stock outstanding immediately prior to the Merger were converted into warrants to purchase 471,444 shares of preferred stock of the AbTech as the Surviving Corporation. The aggregate exercise price and other terms of such warrants were not affected or altered by such conversion and, upon exercise of any such warrants, the shares of preferred stock received upon such exercise would be convertible at any time for common shares of AbTech, whereupon such common shares would be exchanged for the Merger Consideration.
•	Conversion of AbTech’s Options – At the effectiveness of the Merger, options to purchase 992,000 shares of AbTech common stock outstanding immediately prior to the Merger were converted into options to purchase 5,281,855 shares of common stock of ABHD. The aggregate exercise price and other terms of such options were not affected or altered by such conversion.
•	Conversion of AbTech‘s Convertible Debt – As of the closing of the Merger, $3,980,666 of outstanding notes of the Company that were convertible into Preferred Stock of AbTech prior to the Merger were retained by the holders and $1,347,372 of such notes were converted into 1,919,315 shares of common stock of ABHD.

NOTE 13 – DEBT REPAYMENT

In March 2011, the Company initiated an offering to raise funds to repay approximately $1,960,000 of existing debt obligations of AbTech that were then due or would become due during 2011 (the “Targeted Notes”). Investors in the offering (“New Investors”) were given the option to either purchase a portion of the Targeted Notes and convert it immediately to ABHD common stock, or buy new convertible notes from ABHD (the “New Notes”) that would convert to ABHD common stock. The intended objective was to complete the transactions with the same net effect as if all the Targeted Notes were converted by their terms to ABHD common stock. Accordingly, the conversion rate given New Investors for conversion of either the purchased Targeted Notes or the New Notes was a blended rate of approximately $0.57 per share. The Company received $747,100 from New Investors interested in purchasing Targeted Notes. These funds were forwarded to the Targeted Note Holders to purchase the Targeted Notes. The New Investors subsequently converted the purchased Targeted Notes to 1,320,454 shares of ABHD common stock.

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

Due to the beneficial conversion feature implied in these transactions, at the time of each investment by a New Investor the applicable Targeted Notes or New Notes were discounted by the lesser of: (i) the intrinsic value of the beneficial conversion feature, or (ii) the proceeds realized from the New Investor. These discounts aggregated $1,620,955 and were charged to additional paid in capital and interest expense. The Targeted Notes that were purchased by New Investors and the New Notes issued to New Investors were converted by the New Investors into shares of ABHD common stock during the second quarter of 2011 and upon such conversion the discounts were charged to income as interest expense.

NOTE 14 – PRIVATE PLACEMENTS

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

Private Placement in September 2011

From September 19 through December 31, 2011, the Company sold $4,000,000 of Secured Convertible Promissory Notes (the “September Offering”). The Secured Convertible Promissory Notes (the “Secured Notes”) bear interest at a rate of twelve percent (12%) per annum and are due and payable in full on the nine (9) month anniversary of issuance (the “Original Maturity Date”). The Company may extend the maturity date by an additional ninety (90) day period (the “First Extension Option”), during which period the interest rate will increase to fifteen percent (15%) per annum on the unpaid principal of the Secured Note. The Company may also extend the maturity date by a second additional 90 day period (the “Second Extension Option”) during which period the interest rate shall increase to eighteen percent (18%) per annum on the unpaid principal of the Secured Note. All interest accrued on the Secured Notes through the Original Maturity Date will be payable by the Company on the Original Maturity Date in cash or in-kind, at the option of the payee. For all periods after the Original Maturity Date, all accrued interest will be payable quarterly in cash by the Company. The Secured Notes may be converted into shares of common stock of the Company at any time prior to a Qualified Financing at the conversion rate of $0.70 per share (the “Conversion Price”). However, if the Company at any time while a Secured Note is outstanding, issues any debt or equity securities (with certain exceptions) entitling investors to subscribe for, purchase, or convert such securities into shares of Company common stock at a price per share less than the Conversion Price (the “New Securities Issuance Price”) then the Conversion Price for such outstanding Secured Notes shall be reduced effective concurrently with such issuance to the New Securities Issuance Price.

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

The Notes issued in connection with the July Offering and the Secured Notes issued in connection with the September Offering have been discounted by the value of the detachable warrants issued with the Notes and the Secured Notes. The value of the warrants was bifurcated from the value of the Notes and shown separately as warrant liability because of certain down-round price protection features of the warrants. The warrant liability value is revalued at each reporting period. The value of the warrants was estimated by applying the Black Scholes model and amounted to $622,895. This corresponding note discount is amortized over the life of the Secured Notes using the effective interest method. The amount of the discount amortized and charged to interest as of December 31, 2011 was $159,657. The estimated value of the warrants upon grant is $741,028 and the estimated value of the warrant liability at December 31, 2011 is $498,976 (see Note 15 – FAIR VALUE OF FINANCIAL INSTRUMENTS).

The Company paid the Placement Agent engaged in connection with the September Offering a cash placement fee equal to eight percent (8%) of the aggregate purchase price paid by each investor. This fee amounted to $320,000 for the $4,000,000 received through December 31, 2011. The placement agent will also receive a cash fee equal to four percent (4%) of all amounts received by the Company in connection with the exercise by investors of any warrants received by investors in connection with the September Offering. In addition to the placement agent fee, the Company will issue to the placement agent warrants to purchase a number of shares of the Company’s common stock obtained by dividing eight percent (8%) of the gross proceeds from the sale of securities by the conversion price of the Secured Notes (the “PA Warrants”). The PA Warrants issued in connection with the September Offering will have an exercise price per share equal to the conversion price of the Secured Notes. The PA Warrants will expire five years from the date of issuance and will be in the same form as the securities sold in the September Offering, except that the PA Warrants will include a “net issuance” cashless exercise feature. As of December 31, 2011, PA Warrants for 533,333 shares of common stock were due to the placement agent. The value of these warrants was estimated by applying the Black Scholes model and amounted to $118,133, upon grant. The balance was recorded as a deferred financing charge and its estimated fair value at December 31, 2011 is included in the warrant liability at December 31, 2011.

NOTE 15 –FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, convertible notes payable, notes payable and warrant liability. It is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values based on their short maturities or for long-term debt based on borrowing rates currently available to the Company for loans with similar terms and maturities. Gains and losses recognized on changes in fair value of financial instruments are reported in other income (expense) as gain (loss) on change in fair value. The Company estimates the fair value of level 3 inputs using the Black-Scholes valuation model using historical volatility as the method to estimate expected volatility. At December 31, 2011, the Company had no financial instruments outstanding that were estimated using level 1 or level 2 inputs. The Company’s warrant liability was estimated using Level 3 inputs as shown in the reconciliation table below for the year ended December 31, 2011.

Fair value measurements using significant unobservable inputs (Level 3)
Description	Warrant Liability
Beginning balance, December 31, 2010	-
Purchases, issuance and settlements	$741,028
Total (gains) or losses	(242,052)
Transfers in or out of Level 3	-
Ending balance, December 31, 2011	$498,976

The Company used the following assumptions to estimate the fair value of the warrant liability at December 31, 2011:

Expected volatility	81.45%
Expected dividend yield	0%
Expected term	2.3-2.5 years
Risk-free interest rate	.83%

The Company has determined that the Black-Scholes model used to calculate the fair value of the warrant liability provides a reasonable estimate at such value considering the terms of the warrants, and the unlikelihood of events occurring that would create valuation complexities requiring a more robust analysis by valuation experts.

NOTE 16 – LITIGATION, CLAIMS AND ASSESSMENTS

The Company experiences routine litigation in the normal course of its business. The Company is not aware of any pending or threatened litigation that would have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

NOTE 17 – SUBSEQUENT EVENTS

In February, 2012, the Company sold an additional $2,600,000 of Secured Notes and warrants in the final closing of the September Offering (see NOTE 14 – PRIVATE PLACEMENTS), bringing the total amount raised in the September Offering to $6,600,000.

In February, 2012, two stockholders holding a total of 206,667 shares of AbTech Industries Series A Preferred Stock elected to convert such shares into 1,321,908 shares of ABHD common stock in accordance with the terms of the Merger Agreement (see Note 12 – REVERSE ACQUISITION TRANSACTION).

