Form 10-Q
period 2012-03-31
Abtech Holdings, Inc.
filed 2012-05-15
CIK 1405858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

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

☐	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer (Do not check if smaller reporting company)	☒	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 10, 2012
Common stock, $.001 par value	48,850,571

ABTECH HOLDINGS, INC.

FORM 10-Q

March 31, 2012

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report. Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “would,” “could,” “confident,” “forecast,” “hope,” “likely,” “plan,” “possible,” “potential,” “predict,” “project,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms or the negative of such terms. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions concerning, among others, capital expenditures, earnings, litigation, regulatory matters, liquidity and capital resources, and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we operate, results of litigation, and other circumstances affecting anticipated revenues and costs, and the risk factors set forth under “Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2011, filed on March 30, 2012.

YOU SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD LOOKING STATEMENTS

The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events or information as of the date on which the statements are made in this Quarterly Report on Form 10-Q. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, after the date on which the statements are made or to reflect the occurrence of unanticipated events. You should read this report and the documents that we reference in this report, including documents referenced by incorporation, completely and with the understanding that our actual future results may be materially different from what we expect or hope.

Explanatory Note

As used in this Quarterly Report on Form 10-Q, “we,” “us,” “our,” “ABHD” and the “Company” refer to Abtech Holdings, Inc.

On February 10, 2011, AbTech Industries, Inc., a Delaware corporation (“AbTech”), was acquired by ABHD (formerly known as Laural Resources, Inc.), in a reverse acquisition transaction (the “Merger”). In accordance with the merger agreement between AbTech and ABHD (the “Merger Agreement”), ABHD acquired all of the issued and outstanding common stock of AbTech, including shares issuable upon the conversion of Series A preferred stock and convertible promissory notes outstanding, in exchange for the stockholders of AbTech acquiring 46,000,000 shares of ABHD common stock. ABHD also agreed to reduce its number of common shares outstanding to 10,000,000 shares prior to the Merger. See Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

For accounting purposes, the transaction has been accounted for as a reverse acquisition, with AbTech as the acquirer. The condensed consolidated financial statements of ABHD included in this Quarterly Report on Form 10-Q represent a continuation of the financial statements of AbTech, with one adjustment to retroactively adjust the legal capital of AbTech to reflect the legal capital of ABHD.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The December 31, 2011 consolidated balance sheet included in this Quarterly Report on Form 10-Q was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2012. For further information, refer to the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ABTECH HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,616,731	$1,386,502
Accounts receivable – trade, net	168,379	108,170
Accounts receivable – related party, net	-	2,032
Inventories, net	486,270	528,009
Deferred charges, net	680,905	439,203
Prepaid expenses and other current assets	31,429	37,988
Total current assets	3,983,714	2,501,904

Fixed assets, net	53,079	49,485
Security deposits	17,977	17,977
Deferred charges, net	12,488	15,020
Goodwill	10,000	10,000
Total assets	$4,077,258	$2,594,386

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable	$336,317	$483,879
Accounts payable – related party	24,688	29,703
Loans from shareholders	9,000	9,000
Convertible promissory notes, net of discounts	4,737,387	3,758,082
Convertible promissory notes – related party, net of discounts	495,901	578,681
Customer deposits	15,329	38,505
Accrued interest payable	312,421	126,232
Accrued expenses	116,860	122,790
Total current liabilities	6,047,903	5,146,872

Due to related party	100,238	101,524
Convertible promissory notes	276,000	155,000
Convertible promissory notes – related party	1,710,000	1,881,000
Warrant liability	2,521,883	498,976
Total liabilities	10,656,024	7,783,372

Commitments and contingencies

Stockholders’ deficiency
Common stock, $0.001 par value; 300,000,000 authorized shares; 48,482,344 and 47,160,435 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	48,482	47,160
Additional paid-in capital	26,066,918	24,661,344
Non-controlling interest	(1,794,888)	(1,674,105)
Accumulated deficit	(30,899,278)	(28,223,385)
Total stockholders’ deficiency	(6,578,766)	(5,188,986)
Total liabilities and stockholders’ deficiency	$4,077,258	$2,594,386

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABTECH HOLDINGS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months ended March 31
	2012	2011

Net revenues	$239,507	$43,277

Cost of revenues	157,279	80,976
Gross profit (loss)	82,228	(37,699)

Operating expenses
Selling, general and administrative	898,576	641,546
Research and development	179,197	142,087
Total operating expenses	1,077,773	783,633

Operating loss	(995,545)	(821,332)

Other income (expense)
Interest expense	(884,421)	(23,172)
Loss on valuation of warrant liability	(916,908)	-
Other income (expense)	198	(5,004)
Total other income (expense), net	(1,801,131)	(28,176)

Net loss before income taxes	(2,796,676)	(849,508)

Provision for income taxes	-	-

Net loss	(2,796,676)	(849,508)

Net loss attributable to non-controlling interest	(120,783)	(144,343)

Net loss attributable to controlling interest	$(2,675,893)	$(705,165)

Basic and diluted loss per common share	$(0.06)	$(0.02)

Basic and diluted weighted average number of shares outstanding	47,930,338	37,319,928

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABTECH HOLDINGS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31,

	2012	2011
Operating Activities
Net loss attributable to controlling interest	$(2,675,893)	$(705,165)
Adjustments to reconcile net loss attributable to controlling interest to net cash used in operating activities
Depreciation	6,920	11,724
Stock-based compensation expense	81,463	68,164
Preferred stock of subsidiary issued for interest on notes payable	-	5,507
Note discount amortized as interest	438,106	-
Deferred charges expensed as interest	258,862	-
Net loss attributable to non-controlling interest	(120,783)	(144,343)
Loss on change in fair value of warrant liability	916,908	-
Changes in operating assets and liabilities:
Accounts receivable	(58,177)	17,009
Inventories	41,739	5,160
Prepaid expenses and other current assets	6,559	(3,826)
Deferred charges	(258,181)	-
Accounts payable	(152,577)	43,721
Customer deposits	(23,176)	2,449
Accrued interest payable	186,189	(11,600)
Accrued expenses	(5,930)	22,527
Net cash used in operating activities	(1,357,971)	(688,673)

Investing Activities
Purchases of fixed assets	(10,514)	-
Net cash used in investing activities	(10,514)	-

Financing Activities
Proceeds from issuance of common stock	-	700,000
Repayment of borrowings	-	(83,679)
Repayment of borrowings from shareholders	-	(41,000)
Proceeds from notes payable	2,600,000	475,000
Proceeds held for restricted use	-	(313,624)
Net decrease in due to related party	(1,286)	(1,663)
Net cash provided by financing activities	2,598,714	735,034

Net change in cash and cash equivalents	1,230,229	46,361
Cash and cash equivalents at beginning of period	1,386,502	4,123
Cash and cash equivalents at end of period	$2,616,731	$50,484

Supplemental cash flow information:
Cash paid for interest	$1,264	$20,219
Cash paid for income taxes	-	-
Noncash investing and financing activities:
Preferred stock of subsidiary issued for conversion of debt, including accrued interest	$-	$1,347,372
Common stock, warrants and options issued for services	81,463	68,164
Preferred shares of subsidiary not converting at merger	-	1,184,450
Portion of debt discount in deferred charges	239,851	-
Common stock issued for conversion of debt	125,000	-
Issuance of warrant liability	1,105,999	-
Unamortized portion of debt discount	2,091,712	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABTECH HOLDINGS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION

Abtech Holdings, Inc. (“ABHD” or the “Company”) (formerly Laural Resources, Inc.), was incorporated under the laws of the State of Nevada on February 13, 2007, with authorized capital stock of 300,000,000 shares at $0.001 par value.

AbTech Industries, Inc. (“AbTech”), a Delaware corporation with an authorized capital of 15,000,000 shares of $0.01 par value common stock and 5,000,000 shares of $0.01 par value preferred stock, was acquired by ABHD in a reverse acquisition transaction on February 10, 2011 (the “Merger”). In accordance with the merger agreement between AbTech and ABHD (the “Merger Agreement”), ABHD acquired all of the issued and outstanding common stock of AbTech, including shares issuable upon the conversion of Series A preferred stock and convertible promissory notes outstanding, in exchange for the stockholders of AbTech acquiring 46,000,000 shares of ABHD common stock. ABHD also agreed to reduce its number of common shares outstanding to 10,000,000 shares prior to the Merger. The preferred stockholders of AbTech that elected to not convert and exchange their shares for ABHD common shares, represent the non-controlling interest shown on the Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011.

For accounting purposes, the transaction has been accounted for as a reverse acquisition, with AbTech as the acquirer. These condensed consolidated financial statements of the Company represent a continuation of the financial statements of AbTech, with one adjustment, which is to retroactively adjust the legal capital of AbTech to reflect the legal capital of ABHD. Comparative information presented in these condensed consolidated financial statements also have been retroactively adjusted to reflect the legal capital of the Company.

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

AbTech’s wholly-owned subsidiary, Environmental Security Corporation (“ESC”), was formed in 2003 to develop a sensor array technology designed to detect impurities in water flows. ESC owns a U.S. patent on this technology and has acquired rights to another monitoring technology, but otherwise had no operations during 2012 or 2011.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation – The condensed consolidated financial statements include the accounts of ABHD, AbTech, and ESC. Intercompany accounts and transactions have been eliminated. The condensed consolidated financial statements do not include the operations of ABHD prior to the date of the Merger which are considered to be immaterial to the operations of AbTech. The equity section of the Condensed Consolidated Balance Sheets and the basic and diluted weighted average number of shares outstanding on the Condensed Consolidated Statements of Operations represent the actual shares of ABHD outstanding after the share exchanges that occurred as part of the Merger. The non-controlling interest shown on the Condensed Consolidated Balance Sheet as of March 31, 2012, represents the ownership interest in AbTech of the holders of AbTech Series A preferred stock that elected not to exchange their Series A preferred shares for common shares of ABHD as allowed by the Merger Agreement.

The condensed consolidated financial statements for the three month periods ended March 31, 2012 and March 31, 2011 are unaudited and, in the opinion of the Company’s management, include all adjustments necessary for a fair presentation of such condensed consolidated financial statements. Such adjustments are of a normal recurring nature.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Net Loss Per Share – Basic net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period. The calculation of basic loss per share gives retroactive effect to the recapitalization related to the reverse acquisition of AbTech by ABHD. The Company has other potentially dilutive securities outstanding that are not shown in a diluted net loss per share calculation because their effect in both 2012 and 2011 would be anti-dilutive. The following chart lists the securities as of March 31, 2012, that were not included in the computation of diluted net earnings per share because their effect would have been antidilutive:

Common Shares
Options to purchase common stock	8,073,458
Warrants to purchase common stock	7,829,065
Convertible promissory notes	13,464,939
Convertible preferred stock in AbTech	6,563,943
35,931,405

Recent Accounting Pronouncements – With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements that will have a material impact on the Company’s condensed consolidated financial statements.

In May 2011, the FASB issued authoritative guidance regarding measurement of fair value and for disclosing information about fair value measurements. Application of the highest and best use and valuation premise concepts are clarified for use in measuring the fair value of nonfinancial assets and are not relevant when measuring the fair value of financial assets or of liabilities. New disclosures should disclose quantitative information about the unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy. This guidance became effective for the Company for fiscal years and interim periods within those years beginning in 2012. This guidance has not had a material effect on the Company’s financial statements.

In September 2011, the FASB issued authoritative guidance providing the option to first assess qualitative factors when testing goodwill for impairment. Entities have the option to first evaluate qualitative factors to determine whether the existence of events or circumstances, that in totality, would be more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative evaluation determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. This guidance became effective for the Company for fiscal years and interim periods within those years beginning in 2012. This guidance has not had a material effect on the Company’s financial statements.

NOTE 3 – INVENTORIES

The Company uses a perpetual inventory system and periodic physical test counts to determine inventory amounts at interim balance sheet dates. Inventories are stated at the lower of cost or market, with cost computed on an average cost method on the first-in, first-out basis.

	March 31, 2012	December 31, 2011
	Unaudited
Raw materials	$82,631	$76,381
Work in process	421,136	446,538
Finished goods	84,037	106,625
Reserve for obsolescence	(101,534)	(101,535)
Total	$486,270	$528,009

NOTE 4 – GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs, which raises doubts about the ability of the Company to continue as a going concern. In order to continue as a going concern, the Company will need to generate additional revenue and obtain additional capital to fund its operating losses and service its debt. Management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding and long term financing, which will enable the Company to operate for the coming year, though there can be no assurance that the Company’s efforts will be successful. As a result, the Company’s independent registered public accounting firm issued a going concern opinion on the consolidated financial statements of the Company for the year ended December 31, 2011. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 5 – PRIVATE PLACEMENT

In September 2011, the Company initiated a private placement of Secured Convertible Promissory Notes (the “Secured Notes”) with detachable warrants (the “September Offering”). As of December 31, 2011 the Company had sold $4,000,000 of the Secured Notes. On February 15, 2012, the Company completed the final closing of the September Offering with the sale of an additional $2,600,000 of Secured Notes. The Secured Notes bear interest at a rate of twelve percent (12%) per annum and are due and payable in full on the nine (9) month anniversary of issuance (the “Original Maturity Date”). The Company may extend the maturity date by an additional ninety (90) day period, during which period the interest rate will increase to fifteen percent (15%) per annum on the unpaid principal of the Secured Note. The Company may also extend the maturity date by a second additional 90 day period during which period the interest rate shall increase to eighteen percent (18%) per annum on the unpaid principal of the Secured Note. All interest accrued on the Secured Notes through the Original Maturity Date will be payable by the Company on the Original Maturity Date in cash or in-kind, at the option of the payee. For all periods after the Original Maturity Date, all accrued interest will be payable quarterly in cash by the Company. The Secured Notes may be converted into shares of common stock of the Company at any time prior to the sales for cash by the Company of debt or equity securities generating aggregate gross proceeds of at least $4,000,000 (including the proceeds from any converting Secured Notes) (a “Qualified Financing”) at the conversion rate of $0.70 per share (the “Conversion Price”). However, if the Company at any time while a Secured Note is outstanding, issues any debt or equity securities (with certain exceptions) entitling investors to subscribe for, purchase, or convert such securities into shares of Company common stock at a price per share less than the Conversion Price (the “New Securities Issuance Price”) then the Conversion Price for such outstanding Secured Notes shall be reduced effective concurrently with such issuance to the New Securities Issuance Price.

In the event of a Qualified Financing by the Company each subscriber in the September Offering will have the option to (i) convert their Secured Note into the securities purchased by investors in a Qualified Financing at a twenty percent (20%) discount to the price paid by investors in the Qualified Financing; or (ii) tender their Secured Note to the Company for immediate repayment of principal and accrued and unpaid interest. The Secured Notes may be prepaid in whole or in part without the prior written consent of the payee at any time following not less than ten (10) days prior written notice to the subscriber notifying the subscriber of the Company’s decision to prepay the Secured Notes.

The Secured Notes are secured by all of the Company’s right, title and interest in, to and under all personal property and other assets of the Company (with certain exceptions to allow for potential financing arrangements for accounts receivable and inventory) pursuant to a security agreement entered into by the Company.

Each subscriber in the September Offering also received a warrant for the purchase of the number of shares of Company common stock equal to forty percent (40%) of the number of shares of common stock into which the Secured Notes are convertible on the closing date of the Qualified Financing. In the event a Secured Note remains outstanding beyond the Original Maturity Date, the Secured Note holder will receive an additional warrant for ten percent (10%) of the principal amount of the Secured Note outstanding at that date divided by the Conversion Price. The number of warrant shares that the Payee will be entitled to under the terms of the warrant issued by the Company to subscribers in connection with the September Offering shall be increased by ten percent (10%) for each extension of the Original Maturity Date exercised by the Company. The warrants will have an initial exercise price equal to the exercise price of the warrants purchased by investors in the Qualified Financing. In the event the holder elects to exercise the warrant prior to the consummation of a Qualified Financing, the number of shares exercisable will be based on an assumed conversion price of $0.60 per share (the “Assumed Conversion Price”) and the exercise price will be $0.60 per share (the “Base Exercise Price”). However, in the event that the Company issues shares of common stock or common stock equivalents (with certain exceptions) at any time after the issuance of the warrant and prior to a Qualified Financing at a price per share less than the Base Exercise Price (the “New Securities Exercise Price”) then the Base Exercise Price and the Assumed Conversion Price shall each be reduced effective concurrently with such issuance to the New Securities Exercise Price. Each warrant will be exercisable for a five (5) year period.

The Secured Notes issued in connection with the September Offering have been discounted by the value of the detachable warrants issued with the Secured Notes. The value of the warrants was bifurcated from the value of the Secured Notes because of certain inherent down-round price protection features and is shown separately as a warrant liability on the Condensed Consolidated Balance Sheet. The value of the warrants, and the corresponding note discount, was estimated by applying the Black Scholes model and amounted to $1,418,623. This discount amount is amortized over the life of the Secured Notes using the effective interest method. The amount of the discount amortized and charged to interest during the three-months ended March 31, 2012 was $299,640. The warrant liability value is revalued at each reporting period. As of March 31, 2012 the estimated value of the warrant liability for these warrants was $1,975,443.

The Company paid the placement agent engaged in connection with the September Offering a cash placement fee equal to eight percent (8%) of the aggregate purchase price paid by each investor. This fee amounted to $320,000 for the $4,000,000 received in 2011 and $208,000 for the $2,600,000 received in the final closing on February 15, 2012. The placement agent will also receive a cash fee equal to four percent (4%) of all amounts received by the Company in connection with the exercise by investors of any warrants received by investors in connection with the September Offering. In addition to the placement agent fee, the Company will issue to the placement agent warrants to purchase a number of shares of the Company’s common stock obtained by dividing eight percent (8%) of the gross proceeds from the sale of securities by the conversion price of the Secured Notes (the “PA Warrants”). The PA Warrants issued in connection with the September Offering will have an exercise price per share equal to the conversion price of the Secured Notes. The PA Warrants will expire five years from the date of issuance and shall be in the same form as the securities sold in the September Offering, except that the PA Warrants will include a “net issuance” cashless exercise feature. As of March 31, 2012, PA Warrants for 754,286 shares of common stock were due to the placement agent for the entire September Offering. The initial value of these warrants was estimated by applying the Black Scholes model and amounted to $357,984. This cost was included in the deferred financing costs related to the September Offering and is being amortized over the life of the related Secured Notes. The estimated value of the corresponding warrant liability is valued at each reporting period and amounted to $342,974 as of March 31, 2012.

Although the Secured Notes issued in February 2012 (the “2012 Secured Notes’) had the same conversion rate as the Secured Notes issued in 2011, an increase in the market price of the Company’s common stock in 2012 resulted in the 2012 Secured Notes having a beneficial conversion feature. The intrinsic value of this beneficial conversion feature was determined to be $1,200,433 as of the issuance date and is bifurcated from the value of the 2012 Secured Notes resulting in an additional note discount credited to additional paid-in capital. This note discount is amortized as interest expense over the term of the 2012 Secured Notes and resulted in an interest charge of $114,358 for the three-months ended March 31, 2012.

NOTE 6 – RELATED PARTY TRANSACTIONS

Accounts payable, related party – represents amounts due to various officers of the Company for travel expenses and $15,000 for advertising and sponsorship fees due to a non-profit organization of which the president of the Company is a director and two directors of the Company are trustees.

NOTE 7 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, convertible notes payable, notes payable and warrant liability. It is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. With the exception of the warrant liability, the fair value of these financial instruments approximates their carrying values using level 3 inputs, based on their short maturities or for long-term debt based on borrowing rates currently available to the Company for loans with similar terms and maturities. Gains and losses recognized on changes in fair value of financial instruments are reported in other income (expense) as gain (loss) on change in fair value The Company’s warrant liability was estimated using Level 3 inputs as shown in the reconciliation table below for the three-months ended March 31, 2012.

Fair value measurements using significant unobservable inputs (Level 3)
Description	Warrant Liability
Beginning balance, December 31, 2011	$498,976
Total (gains) or losses	916,908
Purchases, issuances and settlements	$1,105,999
Transfers in or out of Level 3	-
Ending balance, March 31, 2012	$2,521,883

The Company used the following assumptions to estimate the fair value of the warrant liability as of March 31, 2012:

Expected volatility	97.1%
Expected dividend yield	0%
Expected term	2.2 - 2.4 years
Risk-free interest rate	1.04%

The Company has determined that the Black-Scholes model used to calculate the fair value of the warrant liability provides a reasonable estimate of such value considering the terms of the warrants and the unlikelihood of events occurring that would create valuation complexities requiring a more robust analysis by valuation experts.

NOTE 8 – STOCKHOLDERS’ DEFICIENCY

During the three-month period ended March 31, 2012, the Company issued 1,100,251 shares of ABHD common stock for the conversion of 206,667 shares AbTech Series A preferred stock as allowed under the terms of the Merger Agreement. During this same period, the Company issued 221,657 shares of ABHD common stock for the conversion of two convertible notes issued by AbTech in 2006 and 2008 with an aggregate principal amount of $125,000.

Paid-in capital for the three-months ended March 31, 2012 was also affected by an $81,463 charge for the value of stock based compensation attributable to options and warrants vesting during the period and a charge of $1,200,433 for the beneficial conversion feature imputed on the Secured Notes sold by the Company during the period, which had a conversion price less than the market price of ABHD common stock at the date of issuance.

NOTE 9 – SUBSEQUENT EVENTS

Maturities of Convertible Promissory Notes – In July 2011, the Company sold $700,000 of convertible promissory notes in a private placement transaction to three accredited investors. On April 30, 2012, such convertible promissory notes reached their maturity date. The holders of $200,000 of this debt elected to convert their notes with all accrued interest thereon into common stock of the Company resulting in the issuance of 368,227 shares of common stock. The Company agreed with the holder of the other maturing note, a director of the Company, to extend the original maturity date of his note to May 31, 2012, without any penalty to either the note holder or the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This discussion includes forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and the timing of events may differ materially from those anticipated in these forward-looking statements as a result of a variety of business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change.

Overview

ABHD was incorporated in the state of Nevada on February 13, 2007 under the name Laural Resources, Inc. On February 10, 2011, ABHD consummated the Merger with AbTech, pursuant to the Merger Agreement. Prior to the Merger, ABHD was a development stage company engaged in the business of acquiring and developing mineral properties, and a public reporting “shell company,” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act’). As a result of the Merger, ABHD acquired all of the issued and outstanding common stock of AbTech (through a reverse acquisition transaction) in exchange for the stockholders of AbTech acquiring a 78% ownership interest in ABHD, AbTech became ABHD’s majority-owned subsidiary, and ABHD acquired the business and operations of AbTech.

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

For accounting purposes, the Merger has been accounted for as a reverse acquisition, with AbTech as the acquirer. The condensed consolidated financial statements of ABHD included in this Quarterly Report on Form 10-Q represent a continuation of the financial statements of AbTech, with one adjustment, which is to retroactively adjust the legal capital of AbTech to reflect the legal capital of ABHD. See Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations

Revenues in the first quarter of 2012 increased by 453% compared to revenues in the same period of the prior year, but were approximately 11% less than revenues earned in the fourth quarter of 2011. The Company believes that these revenue figures reflect some improvement in the economic factors that affect sales of the Company’s products as well as some initial results of expanded business development efforts by the Company. The Company expects that significant sales growth will begin to occur in the second half of 2012 as new projects being pursued in stormwater, industrial and produced water markets begin to generate revenues. The Company’s distributor, Waste Management, Inc., is continuing its efforts to establish business operations that are expected to provide stormwater treatment solutions to municipalities in the United States using AbTech products.

The Company’s gross margin on sales increased from a negative (87)% in the first quarter of 2011 to positive 34% in the same period of 2012. This improvement in gross margins is the direct result of increased levels of production in the first quarter of 2012 that spread fixed overhead cost over a broader base of products thus allowing the Company to achieve high gross margins. The Company continues to have excess capacity and expects that gross margins will continue to improve as production increases to satisfy increasing products sales.

Selling, general and administrative expenses increased by approximately $257,000 or 40% in the first quarter of 2012 as compared to the same period in 2011. These increases were due primarily to an expanded business development effort that involved the addition of several new employees. The Company is also experiencing the higher costs associated with being a public company such as audit, legal and investor relations costs. Research and development costs increased approximately 26% for the three-month period ended March 31, 2012 as compared to the same period of the prior year due to product development activities associated with lab and field testing of products in new applications and testing of new product designs.

Interest expense increased substantially for the three-months ended March 31, 2012 as compared to the three months ended March 31, 2011 due primarily to four interest components that did not exist in the same period of the prior year: (i) interest accrued during the three-months ended March 31, 2012 on the convertible promissory notes issued by the Company from July 2011 through February 15, 2012, amounted to approximately $186,000; (ii) interest expense resulting from the amortization of the note discount created by the bifurcation of the warrant liability at the time the convertible promissory notes were issued amounted to approximately $324,000; (iii) interest expense resulting from the amortization of the note discount created by the bifurcation of the beneficial conversion feature inherent in the convertible promissory notes issued in February 2012, amounted to approximately $114,000; and (iv) the amortization of the deferred financing costs related to the private offerings in which the convertible promissory notes were sold resulted in interest expense of approximately $259,000. Total interest expense for the three-months ended March 31, 2012 was $844,421 compared to $23,172 for the same period of the prior year.

Liquidity and Capital Resources

In February 2012, the Company completed the final closing of a private offering that raised $2.6 million from the sale of convertible promissory notes and warrants. This transaction strengthened the Company’s cash balance which was approximately $2.6 million at March 31, 2012, compared to $1.4 million at December 31, 2011. The cash balance at March 31, 2012 represents approximately eight (8) months of the average monthly operating expenses incurred during the three-months ended March 31, 2012 and approximately six (6) months of the average monthly net cash used in operating activities for the same period.

The Company has $7.3 million (principal amount) of convertible promissory notes outstanding that all have original maturity dates in 2012. While each of these convertible promissory notes allows for extension periods beyond the original maturity date, such extensions, if applied, would result in both a higher interest rate and additional warrants being issued to the note holders. (See Note 5 of Unaudited Condensed Consolidated Financial Statement included in Part 1 of this Quarterly Report on Form 10-Q.) Prior to the original maturity dates of the notes, the Company intends to raise additional equity capital sufficient to repay any of the note holders that do not elect to convert the notes to common stock before their original maturity dates, however, there is no assurance that this will occur.

The Company had approximately $10,500 of capital expenditures for the three months ended March 31, 2012. As of that date, the Company had no commitments for any material future capital expenditures. However, if the Company is successful in achieving significant sales growth in second half of 2012, it may need to expand its manufacturing capacity or outsource some of its manufacturing. The Company is currently considering both options. The Company estimates that it could double its current manufacturing capacity for approximately $250,000 and accommodate an annual sales rate of over $20 million.

The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs, which raises doubts about the ability of the Company to continue as a going concern. In order to continue as a going concern, the Company will need to generate additional revenue and obtain additional capital to fund its operating losses and service its debt. Management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding and long term financing, which will enable the Company to operate for the coming year though there can be no assurance that the Company’s efforts will be successful. As a result, the Company’s independent registered public accounting firm issued a going concern opinion on the consolidated financial statements of the Company for the year ended December 31, 2011. The condensed consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q do not include any adjustments that might result from the outcome of these uncertainties.

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

Critical Accounting Estimates

The methods, estimates, interpretations and judgments we use in applying our most critical accounting policies can have a significant impact on the results that we report in our condensed consolidated financial statements. An entity’s most critical accounting policies are those policies that are both most important to the portrayal of the entity’s financial condition and results of operations and those that require the entity’s most difficult subjective, or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain when estimated.

Our critical accounting policies include fair value of financial instruments, inventory valuation, revenue and cost recognition, allowance for doubtful accounts, stock-based compensation, accounting for conversion options, common stock purchase warrants, imputed interest and business combinations. These accounting policies, along with recent account pronouncements, are discussed in detail in the Notes to Unaudited Condensed Consolidated Financial Statements filed herewith or in the Notes to Consolidated Financial Statements filed with the Company’s Annual Report on Form 10-K dated December 31, 2011.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer, and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2012 (the “Evaluation Date”). No system of controls, no matter how well-designed and operated, can provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide assurance that the system of controls has operated effectively in all cases. Our disclosure controls and procedures are designed to provide reasonable assurance that the objective of disclosure controls and procedures are met.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2012, in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods in Securities Exchange Commission rules and forms, including reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As a smaller company, as defined by Rule 12-b of the Exchange Act, we are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Private Placement of Secured Convertible Promissory Notes and Warrants

From September 19, 2011 through February 15, 2012, the Company sold $6,600,000 of secured convertible promissory notes (the “Secured Notes”) in a private offering (the “September Offering”), including $2,600,000 sold at the final closing which occurred on February 15, 2012. The Secured Notes bear interest at a rate of twelve percent (12%) per annum and are due and payable in full on the nine (9) month anniversary of issuance (the “Original Maturity Date”). The Company may extend the maturity date by an additional ninety (90) day period, during which period the interest rate will increase to fifteen percent (15%) per annum on the unpaid principal of the Secured Note. The Company may also extend the maturity date by a second additional 90 day period during which period the interest rate shall increase to eighteen percent (18%) per annum on the unpaid principal of the Secured Note. All interest accrued on the Secured Notes through the Original Maturity Date will be payable by the Company on the Original Maturity Date in cash or in-kind, at the option of the payee. For all periods after the Original Maturity Date, all accrued interest will be payable quarterly in cash by the Company. The Secured Notes may be converted into shares of common stock of the Company at any time prior to the sale for cash by the Company of debt or equity securities generating aggregate gross proceeds of at least $5,000,000 (including the proceeds from any converting Secured Notes (a “Qualified Financing”) at the conversion rate of $0.70 per share (the “Conversion Price”). However, if the Company at any time while a Secured Note is outstanding, issues any debt or equity securities entitling investors to subscribe for, purchase, or convert such securities into shares of Company common stock at a price per share less than the Conversion Price (the “New Securities Issuance Price”) then the Conversion Price for such outstanding Secured Notes shall be reduced effective concurrently with such issuance to the New Securities Issuance Price.

In the event of a Qualified Financing by the Company, each subscriber in the September Offering will have the option to (i) convert their Secured Note into the securities purchased by investors in a Qualified Financing at a twenty percent (20%) discount to the price paid by investors in the Qualified Financing; or (ii) tender their Secured Note to the Company for immediate repayment of principal and accrued and unpaid interest. The Secured Notes may be prepaid in whole or in part without the prior written consent of the payee at any time following not less than ten (10) days prior written notice to the subscriber notifying the subscriber of the Company’s decision to prepay the Secured Notes.

The Secured Notes are secured by all of the Company’s right, title and interest in, to and under all personal property and other assets of the Company (with certain exceptions to allow for potential financing arrangements for accounts receivable and inventory) pursuant to a security agreement entered into by the Company.

Each subscriber in the September Offering also received a warrant for the purchase of the number of shares of Company common stock equal to forty percent (40%) of the number of shares of common stock into which the Secured Notes are convertible on the closing date of the Qualified Financing. In the event a Secured Note remains outstanding beyond the Original Maturity Date, the Secured Note holder will receive an additional warrant for ten percent (10%) of the principal amount of the Secured Note outstanding at that date divided by the Conversion Price. The number of warrant shares that the Payee will be entitled to under the terms of the warrant issued by the Company to subscribers in connection with the September Offering shall be increased by ten percent (10%) for each extension of the Original Maturity Date exercised by the Company. The warrants will have an initial exercise price equal to the exercise price of the warrants purchased by investors in the Qualified Financing. In the event the holder elects to exercise the warrant prior to the consummation of a Qualified Financing, the number of shares exercisable will be based on an assumed conversion price of $0.60 per share (the “Assumed Conversion Price”) and the exercise price will be $0.60 per share (the “Base Exercise Price”). However, in the event that the Company issues shares of common stock or common stock equivalents (with certain exceptions) at any time after the issuance of the warrant and prior to a Qualified Financing at a price per share less than the Base Exercise Price (the “New Securities Exercise Price”) then the Base Exercise Price and the Assumed Conversion Price shall each be reduced effective concurrently with such issuance to the New Securities Exercise Price. Each warrant will be exercisable for a five (5) year period.

The Company paid the placement agent engaged in connection with the September Offering a cash placement fee equal to eight percent (8%) of the aggregate purchase price paid by each investor. This fee amounted to $320,000 for the $4,000,000 received through December 31, 2011 and an additional $208,000 for the $2,600,000 received at the final closing on February 15, 2012. The placement agent will also receive a cash fee equal to four percent (4%) of all amounts received by the Company in connection with the exercise by investors of any warrants received by investors in connection with the September Offering. In addition to the placement agent fee, the Company will issue to the placement agent warrants to purchase a number of shares of the Company’s common stock obtained by dividing eight percent (8%) of the gross proceeds from the sale of securities by the conversion price of the Secured Notes (the “PA Warrants”). The PA Warrants issued in connection with the September Offering will have an exercise price per share equal to the conversion price of the Secured Notes. The PA Warrants will expire five years from the date of issuance and shall be in the same form as the securities sold in the September Offering, except that the PA Warrants will include a “net issuance” cashless exercise feature.

The Company offered and sold the Secured Notes and related warrants of the September Offering in reliance on Section 4(2) and Regulation D of the Securities Act of 1933, as amended, to forty-eight investors, each of which the Company believes to be an “accredited investor” as defined in Rule 501(a) of Regulation D.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

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

ABTECH HOLDINGS, INC.
(Registrant)

Date: May 15, 2012	By:	/s/ Glenn R. Rink
Glenn R. Rink
Chief Executive Officer, President, and Director

Date: May 15, 2012	By:	/s/ Lane J. Castleton
Lane J. Castleton
Chief Accounting Officer, Chief Financial Officer, Vice President and Treasurer

