Form 10-Q
period 2012-06-30
Abtech Holdings, Inc.
filed 2012-08-14
CIK 1405858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

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

☐	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer (Do not check if smaller reporting company)	☒	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 30, 2012
Common stock, $.001 par value	49,308,115

ABTECH HOLDINGS, INC.

FORM 10-Q

June 30, 2012

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements regarding the Company. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report. Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “would,” “could,” “confident,” “forecast,” “hope,” “likely,” “plan,” “possible,” “potential,” “predict,” “project,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms or the negative of such terms. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions concerning, among others, capital expenditures, earnings, litigation, regulatory matters, liquidity and capital resources, and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we operate, results of litigation, and other circumstances affecting anticipated revenues and costs, and the risk factors set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed on March 30, 2012.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The December 31, 2011 consolidated balance sheet included in this Quarterly Report on Form 10-Q was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2012. For further information, refer to the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ABTECH HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2012 (Unaudited)	December 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$1,634,405	$1,386,502
Accounts receivable – trade, net	222,192	108,170
Accounts receivable – related party, net	-	2,032
Inventories, net	435,168	528,009
Deferred charges, net	342,194	439,203
Prepaid expenses and other current assets	16,642	37,988
Total current assets	2,650,601	2,501,904

Fixed assets, net	61,883	49,485
Security deposits	28,402	17,977
Deferred charges, net	9,956	15,020
Total assets	$2,750,842	$2,584,386

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable	$417,291	$483,879
Accounts payable – related party	20,365	29,703
Loans from shareholders	9,000	9,000
Convertible promissory notes, net of discounts	5,198,365	3,758,082
Convertible promissory notes– related party, net of discounts	500,000	578,681
Customer deposits	43,302	38,505
Accrued interest payable	507,579	126,232
Accrued expenses	403,727	122,790
Total current liabilities	7,099,629	5,146,872

Due to related party	98,890	101,524
Convertible promissory notes	276,000	155,000
Convertible promissory notes– related party	1,710,000	1,881,000
Warrant liability	2,292,170	498,976
Total liabilities	11,476,689	7,783,372

Commitments and contingencies

Stockholders’ deficiency
Common stock, $0.001 par value; 300,000,000 authorized shares; 49,008,115 and 47,160,435 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	49,008	47,160
Additional paid-in capital	26,511,406	24,651,344
Non-controlling interest	(1,938,941)	(1,674,105)
Accumulated deficit	(33,347,320)	(28,223,385)
Total stockholders’ deficiency	(8,725,847)	(5,198,986)
Total liabilities and stockholders’ deficiency	$2,750,842	$2,584,386

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABTECH HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months ended June 30		Six Months ended June 30
	2012	2011	2012	2011

Net revenues	$240,285	$100,734	$479,792	$144,011

Cost of revenues	153,000	120,483	310,279	201,459
Gross profit (loss)	87,285	(19,749)	169,513	(57,448)

Operating expenses
Selling, general and administrative	1,331,528	711,733	2,230,104	1,353,279
Research and development	244,493	118,916	423,690	261,003
Total operating expenses	1,576,021	830,649	2,653,794	1,614,282

Operating loss	(1,488,736)	(850,398)	(2,484,281)	(1,671,730)

Other income (expense)
Interest expense	(1,342,414)	(1,621,651)	(2,226,835)	(1,654,837)
Gain (loss) on valuation of warrant liability	238,153	-	(678,755)	-
Other income (expense)	902	(4,922)	1,100	88
Total other income (expense), net	(1,103,359)	(1,626,573)	(2,904,490)	(1,654,749)

Net loss before income taxes	(2,592,095)	(2,476,971)	(5,388,771)	(3,326,479)

Provision for income taxes	-	-	-	-

Net loss	(2,592,095)	(2,476,971)	(5,388,771)	(3,326,479)

Net loss attributable to non-controlling interest	(144,053)	(248,704)	(264,836)	(380,435)

Net loss attributable to controlling interest	$(2,448,042)	$(2,228,267)	$(5,123,935)	$(2,946,044)

Basic and diluted loss per common share	$(0.05)	$(0.05)	$(0.11)	$(0.07)

Basic and diluted weighted average number of shares outstanding	48,707,777	45,084,344	48,319,058	41,997,592

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABTECH HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30,

	2012	2011
Operating Activities
Net loss attributable to controlling interest	$(5,123,935)	$(2,946,044)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	12,101	13,508
Stock-based compensation expense	205,260	191,883
Preferred stock of subsidiary issued for interest on notes payable	-	20,784
Interest related to beneficial conversion feature	426,144	1,620,955
Note discount amortized as interest	785,480	-
Deferred charges expensed as interest	600,105	10,014
Net loss attributable to non-controlling interest	(264,836)	(380,435)
Loss on change in fair value of warrant liability	678,755	-
Changes in operating assets and liabilities:
Accounts receivable	(111,990)	(41,158)
Inventories	92,841	43,805
Prepaid expenses and other current assets	21,346	(3,824)
Security deposits	(10,425)	-
Deferred charges	(258,180)	-
Accounts payable	(75,926)	269,854
Customer deposits	4,797	-
Accrued interest payable	412,562	(33,171)
Accrued expenses	280,937	24,869
Net cash used in operating activities	(2,324,964)	(1,208,960)

Investing Activities
Purchases of fixed assets	(24,499)	(5,698)
Net cash used in investing activities	(24,499)	(5,698)

Financing Activities
Proceeds from issuance of common stock	-	825,000
Repayment of borrowings	-	(597,855)
Repayment of borrowings from shareholders	-	(41,000)
Proceeds from notes payable	2,600,000	1,100,000
Net decrease in due to related party	(2,634)	(2,508)
Net cash provided by financing activities	2,597,366	1,283,637

Net change in cash and cash equivalents	247,903	68,979
Cash and cash equivalents at beginning of period	1,386,502	4,123
Cash and cash equivalents at end of period	$1,634,405	$73,102

Supplemental cash flow information:
Cash paid for interest	$2,511	$33,616
Cash paid for income taxes	$-	$-
Noncash investing and financing activities:
Preferred stock of subsidiary issued for conversion of debt, including accrued interest	$-	$1,347,372
Common stock issued for conversion of debt, including accrued interest	$456,217	$1,737,102
Common stock, warrants and options issued for services	$205,260	$191,883
Preferred shares not converting at merger	$-	$1,184,450
Unamortized portion of debt discount	$1,326,635	$-
Portion of debt discount in deferred charges	$239,851	$-
Beneficial conversion feature recorded to additional paid-in capital	$1,200,433	$1,620,955
Issuance of warrant liability	$1,114,439	$-

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

AbTech Industries, Inc. (“AbTech”), a Delaware corporation with an authorized capital of 15,000,000 shares of $0.01 par value common stock and 5,000,000 shares of $0.01 par value preferred stock, was acquired by ABHD in a reverse acquisition transaction on February 10, 2011 (the “Merger”). In accordance with the merger agreement between AbTech and ABHD (the “Merger Agreement”), ABHD acquired all of the issued and outstanding common stock of AbTech, including shares issuable upon the conversion of Series A preferred stock and convertible promissory notes outstanding, in exchange for the stockholders of AbTech acquiring 46,000,000 shares of ABHD common stock. ABHD also agreed to reduce its number of common shares outstanding to 10,000,000 shares prior to the Merger. The preferred stockholders of AbTech that elected not to convert and exchange their shares for ABHD common shares represent the non-controlling interest shown on the Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011.

For accounting purposes, the transaction has been accounted for as a reverse acquisition, with AbTech as the acquirer. These condensed consolidated financial statements of the Company represent a continuation of the financial statements of AbTech, with one adjustment, which is to retroactively adjust the legal capital of AbTech to reflect the legal capital of ABHD. Comparative information presented in these condensed consolidated financial statements also has been retroactively adjusted to reflect the legal capital of the Company.

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

In May, 2012, the Company formed a new subsidiary, AEWS Engineering, LLC (“AEWS”), an independent civil and environmental engineering firm, established to provide engineering and technology innovation to the water infrastructure sector. AEWS is owned 80% by the Company and 20% by Bjornulf White, the President of AEWS and Executive Vice President of AbTech. Under the AEWS operating agreement, the Company will fund the initial start-up costs of AEWS. Any future profits will be allocated first to those members that have funded prior losses (AbTech) and then to members in proportion to their membership interests. Accordingly, the operations of AEWS for the periods reflected in these condensed consolidated financial statements are allocated 100% to the Company. AEWS Engineering LLC (“AEWS”) has an office located in Raleigh, North Carolina.

The Company operates in one business segment which is the filtration and treatment of polluted water.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation – The condensed consolidated financial statements include the accounts of ABHD, AbTech, AEWS and ESC. Intercompany accounts and transactions have been eliminated. The condensed consolidated financial statements do not include the operations of ABHD prior to the date of the Merger which are considered to be immaterial to the operations of AbTech. The equity section of the Condensed Consolidated Balance Sheets and the basic and diluted weighted average number of shares outstanding on the Condensed Consolidated Statements of Operations represent the actual shares of ABHD outstanding after the share exchanges that occurred as part of the Merger. The non-controlling interest shown on the Condensed Consolidated Balance Sheet as of June 30, 2012, represents the ownership interest in AbTech of the holders of AbTech Series A preferred stock that elected not to exchange their Series A preferred shares for common shares of ABHD as allowed by the Merger Agreement.

The condensed consolidated financial statements for the three and six month periods ended June 30, 2012 and June 30, 2011 are unaudited and, in the opinion of the Company’s management, include all adjustments necessary for a fair presentation of such condensed consolidated financial statements. Such adjustments are of a normal recurring nature.

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

Net Loss Per Share – Basic net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period. The calculation of basic loss per share gives retroactive effect to the recapitalization related to the reverse acquisition of AbTech by ABHD. The Company has other potentially dilutive securities outstanding that are not shown in a diluted net loss per share calculation because their effect in both 2012 and 2011 would be anti-dilutive. The following chart lists the securities as of June 30, 2012, that were not included in the computation of diluted net earnings per share because their effect would have been antidilutive:

Common Shares
Options to purchase common stock	8,073,458
Warrants to purchase common stock	8,042,964
Convertible promissory notes	12,988,748
Convertible preferred stock in AbTech	6,563,943
35,669,113

Recent Accounting Pronouncements – With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements that are expected to have a material impact on the Company’s condensed consolidated financial statements.

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

	June 30, 2012 (Unaudited)	December 31, 2011
Raw materials	$90,054	$76,381
Work in process	386,085	446,538
Finished goods	79,029	106,625
Reserve for obsolescence	(120,000)	(101,535)
Total	$435,168	$528,009

NOTE 4 – GOING CONCERN

These condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs, which raises doubts about the ability of the Company to continue as a going concern. In order to continue as a going concern, the Company will need to generate additional revenue and obtain additional capital to fund its operating losses and service its debt. Management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding and long term financing, which will enable the Company to operate for the coming year, though there can be no assurance that the Company’s efforts will be successful. As a result, the Company’s independent registered public accounting firm issued a going concern opinion on the consolidated financial statements of the Company for the year ended December 31, 2011. These condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 5 – PRIVATE PLACEMENT

In September 2011, the Company initiated a private placement of Secured Convertible Promissory Notes (the “Secured Notes”) with detachable warrants (the “September Offering”). As of December 31, 2011 the Company had sold $4,000,000 of the Secured Notes. On February 15, 2012, the Company completed the final closing of the September Offering with the sale of an additional $2,600,000 of Secured Notes. The Secured Notes bear interest at a rate of twelve percent (12%) per annum and are due and payable in full on the nine (9) month anniversary of issuance (the “Original Maturity Date”). The Company may extend the maturity date by an additional ninety (90) day period, during which period the interest rate will increase to fifteen percent (15%) per annum on the unpaid principal of the Secured Note. The Company may also extend the maturity date by a second additional 90 day period during which period the interest rate shall increase to eighteen percent (18%) per annum on the unpaid principal of the Secured Note. All interest accrued on the Secured Notes through the Original Maturity Date will be payable by the Company on the Original Maturity Date in cash or in-kind, at the option of the payee. For all periods after the Original Maturity Date, all accrued interest will be payable quarterly in cash by the Company. The Secured Notes may be converted into shares of common stock of the Company at any time prior to the sales for cash by the Company of debt or equity securities generating aggregate gross proceeds of at least $5,000,000 (including the proceeds from any converting Secured Notes) (a “Qualified Financing”) at the conversion rate of $0.70 per share (the “Conversion Price”). However, if the Company at any time while a Secured Note is outstanding, issues any debt or equity securities (with certain exceptions) entitling investors to subscribe for, purchase, or convert such securities into shares of Company common stock at a price per share less than the Conversion Price (the “New Securities Issuance Price”) then the Conversion Price for such outstanding Secured Notes shall be reduced effective concurrently with such issuance to the New Securities Issuance Price.

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

The Secured Notes issued in connection with the September Offering have been discounted by the value of the detachable warrants issued with the Secured Notes. The value of the warrants was bifurcated from the value of the Secured Notes because of certain inherent down-round price protection features and is shown separately as a warrant liability on the Condensed Consolidated Balance Sheets. The value of the warrants, and the corresponding note discount, was estimated by applying the Black Scholes model and amounted to $1,418,623. This discount amount is amortized over the life of the Secured Notes using the effective interest method. The amount of the discount amortized and charged to interest during the six-months ended June 30, 2012 was $453,291. The warrant liability value is revalued at each reporting period. As of June 30, 2012 the estimated value of the warrant liability for these warrants issued in the September Offering was $1,797,086.

The Company paid the placement agent engaged in connection with the September Offering a cash placement fee equal to eight percent (8%) of the aggregate purchase price paid by each investor. This fee amounted to $320,000 for the $4,000,000 received in 2011 and $208,000 for the $2,600,000 received in the final closing on February 15, 2012. In addition to the placement agent fee, the Company will issue to the placement agent warrants to purchase a number of shares of the Company’s common stock obtained by dividing eight percent (8%) of the gross proceeds from the sale of securities by the conversion price of the Secured Notes (the “PA Warrants”). The PA Warrants issued in connection with the September Offering will have an exercise price per share equal to the conversion price of the Secured Notes. The PA Warrants will expire five years from the date of issuance and shall be in the same form as the securities sold in the September Offering, except that the PA Warrants will include a “net issuance” cashless exercise feature. PA Warrants for 754,286 shares of common stock were issued to the placement agent for the entire September Offering. The initial value of these warrants was estimated by applying the Black Scholes model and amounted to $357,984. This cost was included in the deferred financing costs related to the September Offering and is being amortized over the life of the related Secured Notes. The estimated value of the corresponding warrant liability is valued at each reporting period and amounted to $311,218 for the PA Warrants as of June 30, 2012.

Although the Secured Notes issued in February 2012 (the “2012 Secured Notes’) had the same conversion rate as the Secured Notes issued in 2011, an increase in the market price of the Company’s common stock in 2012 resulted in the 2012 Secured Notes having a beneficial conversion feature. The intrinsic value of this beneficial conversion feature was determined to be $1,200,433 as of the issuance date and is bifurcated from the value of the 2012 Secured Notes resulting in an additional note discount credited to additional paid-in capital. This note discount is amortized as interest expense over the term of the 2012 Secured Notes and resulted in an interest charge of $311,786 for the six-months ended June 30, 2012.

NOTE 6 – MATURITIES OF CONVERTIBLE PROMISSORY NOTES

During the six months ended June 30, 2012, outstanding convertible promissory notes with a principal amount of $2,025,000 reached their original maturity dates. Holders of $200,000 of these notes elected to convert the notes, along with accrued interest of $20,936, into 368,227 shares of common stock in accordance with the terms of the notes. Holders of $1,550,000 of these maturing notes elected to extend the Original Maturity Dates of the notes by 90 days with no change to the interest rate of the notes or the number of warrant shares issued with the notes. For the remaining maturing notes totaling $275,000, the Company exercised its First Extension Option to extend the Original Maturity Dates of the notes by 90 days which increased the interest rate on the notes from 12% to 15% and required the Company to issue additional warrants to the note holders for 18,334 shares of common stock pursuant to the terms of the Secured Notes described in Note 5 – Private Placement. Holders of $100,000 of the $275,000 notes for which the First Extension Option was exercised, elected to convert their notes and the accrued interest thereon into 157,544 shares of common stock.

NOTE 7 – RELATED PARTY TRANSACTIONS

Accounts payable, related party – represents amounts due to various officers of the Company for travel expenses and $11,412 for advertising and sponsorship fees due to a non-profit organization of which the president of the Company is a director and two directors of the Company are trustees.

NOTE 8 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, convertible notes payable, notes payable and warrant liability. It is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. With the exception of the warrant liability, the fair value of these financial instruments approximates their carrying values using level 3 inputs, based on their short maturities or for long-term debt based on borrowing rates currently available to the Company for loans with similar terms and maturities. Gains and losses recognized on changes in fair value of financial instruments are reported in other income (expense) as gain (loss) on change in fair value The Company’s warrant liability was estimated using Level 3 inputs as shown in the reconciliation table below for the six-months ended June 30, 2012.

Fair value measurements using significant unobservable inputs (Level 3)
Description	Warrant Liability
Beginning balance, December 31, 2011	$498,976
Total (gains) or losses	678,755
Purchases, issuances and settlements	1,114,439
Transfers in or out of Level 3	-
Ending balance, June 30, 2012	$2,292,170

The Company used the following assumptions to estimate the fair value of the warrant liability as of June 30, 2012:

Expected volatility	91.7%
Expected dividend yield	0%
Expected term	2.0 – 2.3 years
Risk-free interest rate	0.72%

The Company has determined that the Black-Scholes model used to calculate the fair value of the warrant liability provides a reasonable estimate of such value considering the terms of the warrants and the unlikelihood of events occurring that would create valuation complexities requiring a more robust analysis by valuation experts.

NOTE 9 – STOCKHOLDERS’ DEFICIENCY

During the six-month period ended June 30, 2012, the Company issued:

•	1,100,251 shares of ABHD common stock for the conversion of 206,667 shares AbTech Series A preferred stock as allowed under the terms of the Merger Agreement.
•	221,657 shares of ABHD common stock for the conversion of two convertible notes issued by AbTech in 2006 and 2008 with an aggregate principal amount of $125,000;
•	368,227 shares of ABHD common stock for the conversion of two promissory notes issued by ABHD in a private offering in July 2011, for principal and interest totaling $220,936; and
•	157,544 shares of ABHD common stock for the conversion of three Secured Notes issued by ABHD in the September Offering for principal and interest totaling $110,280.

Paid-in capital for the six-months ended June 30, 2012 was also affected by a $205,260 charge for the value of stock based compensation attributable to options and warrants vesting during the period and a charge of $1,200,433 for the beneficial conversion feature imputed on the Secured Notes sold by the Company during the period, which had a conversion price less than the market price of ABHD common stock at the date of issuance.

NOTE 10 – SUBSEQUENT EVENTS

In July 2012, the Company issued 300,000 shares of common stock to a vendor for services rendered to the Company. The cost of these services was accrued as of June 30, 2012 and is included in Accrued expenses in the condensed consolidated balance sheet at June 30, 2012.

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

Overview

ABHD was incorporated in the state of Nevada on February 13, 2007 under the name Laural Resources, Inc. On February 10, 2011, ABHD consummated the Merger with AbTech, pursuant to the Merger Agreement. Prior to the Merger, ABHD was a development stage company engaged in the business of acquiring and developing mineral properties, and a public reporting “shell company,” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As a result of the Merger, ABHD acquired all of the issued and outstanding common stock of AbTech (through a reverse acquisition transaction) in exchange for the stockholders of AbTech acquiring a 78% ownership interest in ABHD, AbTech became ABHD’s majority-owned subsidiary, and ABHD acquired the business and operations of AbTech.

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

Results of Operations

Comparison of the six months ended June 30, 2012 and 2011

Revenues for the first six months of 2012 increased by 233% compared to revenues in the same period of the prior year. The Company believes that these revenue figures reflect some improvement in the economic factors that affect sales of the Company’s products as well as some initial results of expanded business development efforts by the Company. The sales increase for this period was due entirely to the volume of products sold. The Company continues to expect significant sales growth in the second half of 2012 as new projects being pursued in stormwater, industrial and produced water markets begin to generate revenues. On June 6, 2012, Waste Management, Inc. (“WM”), a distributor of AbTech products, announced a program to provide a total stormwater management offering to U.S. municipalities in the form of public-private partnerships, collaborating with the Company and municipalities to design, build, operate and service stormwater infrastructure. The Company believes that this approach to the stormwater market could have a significant impact on future sales for the Company although the timing of such sales is difficult to project at this early stage.

The Company’s gross margin on sales increased from a negative (40)% in the first half of 2011 to positive 35% in the same period of 2012. This improvement in gross margins is the direct result of increased levels of production in the first half of 2012 that spread fixed overhead cost over a broader base of products thus allowing the Company to achieve higher gross margins. The Company continues to have excess capacity and expects that gross margins will continue to improve as production increases to satisfy an expected increase in product sales.

Selling, general and administrative expenses increased by approximately $877,000 or 65% in the first half of 2012 as compared to the same period in 2011. These increases were due primarily to an expanded business development effort that involved the addition of several new employees. The Company is also experiencing the higher costs associated with being a public company such as legal, financial printing, public relations and investor relations costs. Research and development costs increased approximately 62% for the six-month period ended June 30, 2012 as compared to the same period of the prior year due to product development activities associated with lab and field testing of products in new applications and testing of new product designs.

Interest expense increased substantially for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 due primarily to four interest components present in 2012 but not present in 2011: (i) interest accrued during the six months ended June 30, 2012 on the convertible promissory notes issued by the Company from July 2011 through February 15, 2012, amounted to approximately $413,000; (ii) interest expense resulting from the amortization of the note discount created by the bifurcation of the warrant liability at the time the convertible promissory notes were issued amounted to approximately $777,000; (iii) interest expense resulting from the amortization of the note discount created by the bifurcation of the beneficial conversion feature inherent in the convertible promissory notes issued in February 2012, amounted to approximately $426,000; and (iv) the amortization of the deferred financing costs related to the private offerings in which the convertible promissory notes were sold resulted in interest expense of approximately $600,000. Total interest expense for the six months ended June 30, 2012 was $2,226,835. Interest expense for the same period of 2011 was $1,654,837, of which, $1,620,955 was attributable to a non-recurring charge for imputed interest on promissory notes that were converted to common stock on beneficial conversion terms during the second quarter of 2011.

Comparison of the three months ended June 30, 2012 and 2011

Revenues for the three months ended June 30, 2012 increased by 139% compared to revenues in the same period of the prior year. As with year to date sales, these revenue figures reflect some improvement in the economic factors that affect sales of the Company’s products as well as some initial results of expanded business development efforts by the Company. The sales increase for this period was due entirely to the volume of products sold.

The Company’s gross margin on sales increased from a negative (20)% for the three months ended June 30, 2011 to positive 36% in the same period of 2012. This improvement in gross margins is the direct result of increased levels of production in 2012 that spread fixed overhead cost over a broader base of products thus allowing the Company to achieve higher gross margins.

Selling, general and administrative expenses increased by approximately $620,000 or 87% for the three months ended June 30, 2012 as compared to the same period in 2011. These increases were due primarily to an expanded business development effort that involved the addition of several new employees. The Company is also experiencing the higher costs associated with being a public company such as legal, financial printing, public relations and investor relations costs. Research and development costs increased approximately 106% for the three months ended June 30, 2012 as compared to the same period of the prior year due to product development activities associated with lab and field testing of products in new applications and testing of new product designs.

Interest expense increased substantially for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 due primarily to four interest components present in 2012 but not present in 2011: (i) interest accrued during the three months ended June 30, 2012 on the convertible promissory notes issued by the Company from July 2011 through February 15, 2012, amounted to approximately $226,000 (ii) interest expense resulting from the amortization of the note discount created by the bifurcation of the warrant liability at the time the convertible promissory notes were issued amounted to approximately $453,000; (iii) interest expense resulting from the amortization of the note discount created by the bifurcation of the beneficial conversion feature inherent in the convertible promissory notes issued in February 2012, amounted to approximately $312,000; and (iv) the amortization of the deferred financing costs related to the private offerings in which the convertible promissory notes were sold resulted in interest expense of approximately $339,000. Total interest expense for the three months ended June 30, 2012 was $1,342,414. Interest expense for the same period of 2011 was $1,621,651, of which, $1,620,955 was attributable to a non-recurring charge for imputed interest on promissory notes that were converted to common stock on beneficial conversion terms during the second quarter of 2011.

Liquidity and Capital Resources

Liquidity

To date the Company has not generated sufficient revenue to cover its operating costs and continues to operate with negative cash flow. While we expect to achieve significant sales growth over the long-term, continued negative cash flow from operations is expected in the short-term. The Company may require additional capital to maintain current operations if sales growth does not occur as anticipated. In addition, rapid growth may require the Company to enter into working capital financing arrangements. The Company currently has no such financing commitments in place.

Comparison of cash flows for the six months ended June 30, 2012 and 2011

Operating Activities

The Company had negative cash flow from operations for the six months ended June 30, 2012 of approximately $2.3 million compared to negative cash flows from operations of $1.2 million in the same period of 2011. The increase in negative cash flow from operations is primarily the result of a $1,040,000 increase in operating expenses, a reduction in accounts payable of approximately $76,000 and an increase in accounts receivable of approximately $112,000. Accrued expenses increased by approximately $281,000 during the six month period ended June 30, 2012 due primarily to a $240,000 accrual for the cost of 300,000 shares of common stock the Company has committed to issue for public relations services rendered during the period. These shares were issued in July, 2012. Inventory decreased by approximately $93,000 during the six months ended June 30, 2012 due in part to an $18,500 increase in the estimated reserve for obsolescence recorded during the period for old or slow moving inventory items.

Financing Activities

In February 2012, the Company completed the final closing of a private offering that raised $2.6 million from the sale of convertible promissory notes and warrants. This transaction allowed the Company to maintain a cash balance of approximately $1.6 million at June 30, 2012 compared to $1.4 million at December 31, 2011, despite incurring negative cash flows from operations during the period. The cash balance at June 30, 2012 represents approximately 3.7 months of the average monthly operating expenses incurred during the six-months ended June 30, 2012 and approximately 4.2 months of the average monthly net cash used in operating activities for the same period.

The Company has $7.0 million (principal amount) of convertible promissory notes outstanding that all have original maturity dates in 2012. While each of these convertible promissory notes allows for extension periods beyond the original maturity date, such extensions, if applied, would result in both a higher interest rate and additional warrants being issued to the note holders (see Note 5 of Unaudited Condensed Consolidated Financial Statements). Prior to the original maturity dates of the notes, the Company intends to raise additional equity capital sufficient to repay any of the note holders that do not elect to convert the notes to common stock before their original maturity dates, however, there is no assurance that this will occur.

Investing Activities

The Company had approximately $24,500 of capital expenditures for the six months ended June 30, 2012. As of that date, the Company had no commitments for any material future capital expenditures. However, if the Company is successful in achieving significant sales growth in the second half of 2012, it may need to expand its manufacturing capacity or outsource some of its manufacturing. The Company is currently considering both options for expanding manufacturing capacity or outsourcing some of its manufacturing. The Company estimates that it could double its current manufacturing capacity for approximately $250,000 and accommodate an annual sales rate of over $20 million.

Going Concern and Management’s Plans

The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As discussed in Note 4 to the accompanying condensed consolidated financial statements, we have not achieved a sufficient level of revenues to support our business and have suffered substantial recurring losses from operations since our inception. These factors raise substantial doubt about the Company’s ability to continue operations as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustment that might be necessary should the Company be unable to continue as a going concern. Management believes that the Company’s ability to continue as a going concern will be dependent on its ability to generate significant sales growth in the short term and/or raise additional capital. The Company’s ability to achieve these objectives cannot be determined at this time. However, the Company did complete the final closing of its private offering of the Secured Notes and warrants in February 2012, which provided gross proceeds of $2,600,000 to the Company. Management’s plans in regard to these matters are described in Note 4 to the accompanying condensed consolidated financial statements. If the Company is unable to generate significant sales growth in the near term and/or raise additional capital, there is a risk that the Company could default on debt maturing during 2012, and could be required to significantly reduce the scope of its operations if no other means of financing operations are available.

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

Critical Accounting Policies and Estimates

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

The going concern basis of presentation assumes we will continue in operation throughout the next fiscal year and into the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. As discussed above, certain conditions currently exist which raise substantial doubt upon the validity of this assumption. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

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

The following discussion provides supplemental information regarding the significant estimates, judgments and assumptions made in implementing the Company’s critical accounting policies.

Fair value of warrant liability and note discount

The warrant liability shown on the Company’s balance sheets at June 30, 2012 and December 31, 2011 represents the estimated value of warrants sold with promissory notes that met the characteristics of a derivative and were required to be bifurcated from the debt and reported as a liability at fair value. This bifurcation resulted in the establishment of the estimated value of the warrant liability and a corresponding note discount in the same amount. The warrant liability was originally valued and is revalued at each balance sheet date using the Black-Scholes valuation model because there is no market price available for the warrants. This model uses estimates of volatility, risk free interest rate and the expected term of the warrants, along with the current market price of the Company’s common stock, to estimate the value of the outstanding warrants. The value of these warrants can change significantly as the market price of the underlying common stock changes. At each balance sheet date this could result in a gain or loss depending on the change in the market price of the stock, among other factors, from one valuation date to the next. The Company recognized such a gain of $242,052 for the year ended December 31, 2011 and a loss of $(678,755) for the six months ended June 30, 2012.

Inventory valuation

The Company has written-down its inventory to estimate the lesser of cost or market value of inventory in stock at the valuation date due to obsolescence, slow movement or defects. This estimate requires that management make certain judgments about the likelihood that specific inventory items may have minimal or no realizable value in the future. These judgments are based on the current quantity of the item on hand compared to historical sales volumes, potential alternative uses of the products and the age of the inventory item.

Revenue recognition and allowance for doubtful accounts

There are four factors that the Company uses to determine the appropriate timing of the recognition of revenue. Three of these factors (evidence of arrangement exists, delivery occurs and fee is fixed or determinable) are generally factual considerations that are not subject to material estimates or assumptions. The fourth factor involves judgment regarding the collectability of the sales price. The Company only ships product when it has reasonable assurance that it will receive payment from the customer. When such assurance is not available, the Company will require payment in advance. The assessment of a customer’s credit worthiness is reliant on management’s judgment regarding such factors as previous payment history, credit rating, credit references and market reputation. If any sales are made that ultimately become uncollectible, the Company charges the uncollected amount against a reserve for uncollectible accounts. This reserve is established and adjusted from time to time based on management’s assessment of each outstanding receivable and the likelihood of it being collected.

Stock-based compensation

The Company uses the Black-Scholes model to estimate the value of options and warrants issued to employees and consultants as compensation for services rendered to the Company. This model uses estimates of volatility, risk free interest rate and the expected term of the options or warrants, along with the current market price of the underlying stock, to estimate the value of the options and warrants on the date of grant. In addition, the calculation of compensation costs requires that the Company estimate the number of awards that will be forfeited during the vesting period. The fair value of the stock-based awards is amortized over the vesting period of the awards. For stock-based awards that vest based on performance conditions, expense is recognized when it is probable that the conditions will be met.

Accounting for conversion options and imputed interest

The convertible promissory notes issued by the Company provide the note holders an option to convert the notes into the Company’s common stock at a set price. The value of these options has not been bifurcated from the value of the related notes because management has determined that such bifurcation is not required under generally accepted accounting principles due to the specific terms of the conversion option and management’s estimate that the underlying shares would not be readily convertible into cash. However, whenever such conversion options represent a right to convert at a price that is less than the market price at the date of issuance, the Company imputes the value of such beneficial conversion feature and charges it to interest expense.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer, and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2012 (the “Evaluation Date”). No system of controls, no matter how well-designed and operated, can provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide assurance that the system of controls has operated effectively in all cases. Our disclosure controls and procedures are designed to provide reasonable assurance that the objective of disclosure controls and procedures are met.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2012, in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods in Securities and Exchange Commission rules and forms, including reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Private Placement of Secured Convertible Promissory Notes and Warrants

From September 19, 2011 through February 15, 2012, the Company sold $6,600,000 of secured convertible promissory notes (the “Secured Notes”) in a private offering (the “September Offering”), including $2,600,000 sold at the final closing which occurred on February 15, 2012. The Secured Notes bear interest at a rate of twelve percent (12%) per annum and are due and payable in full on the nine (9) month anniversary of issuance (with respect to each such Secured Note, an “Original Maturity Date”). The Company may extend the maturity date by an additional ninety (90) day period, during which period the interest rate will increase to fifteen percent (15%) per annum on the unpaid principal of the Secured Note. The Company may also extend the maturity date by a second additional 90 day period during which period the interest rate shall increase to eighteen percent (18%) per annum on the unpaid principal of the Secured Note. All interest accrued on the Secured Notes through the applicable Original Maturity Date will be payable by the Company on the applicable Original Maturity Date in cash or in-kind, at the option of the payee. For all periods after the applicable Original Maturity Date, all accrued interest will be payable quarterly in cash by the Company. The Secured Notes may be converted into shares of common stock of the Company at any time prior to the sale for cash by the Company of debt or equity securities generating aggregate gross proceeds of at least $5,000,000 (including the proceeds from any converting Secured Notes (a “Qualified Financing”) at the conversion rate of $0.70 per share (the “Conversion Price”). However, if the Company at any time while a Secured Note is outstanding, issues any debt or equity securities entitling investors to subscribe for, purchase, or convert such securities into shares of Company common stock at a price per share less than the Conversion Price (the “New Securities Issuance Price”) then the Conversion Price for such outstanding Secured Notes shall be reduced effective concurrently with such issuance to the New Securities Issuance Price.

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

Each subscriber in the September Offering also received a warrant for the purchase of the number of shares of Company common stock equal to forty percent (40%) of the number of shares of common stock into which the Secured Notes are convertible on the closing date of the Qualified Financing. In the event a Secured Note remains outstanding beyond the applicable Original Maturity Date, the Secured Note holder will receive an additional warrant for ten percent (10%) of the principal amount of the Secured Note outstanding at that date divided by the Conversion Price. The number of warrant shares that the Payee will be entitled to under the terms of the warrant issued by the Company to subscribers in connection with the September Offering shall be increased by ten percent (10%) for each extension of the Original Maturity Date exercised by the Company. The warrants will have an initial exercise price equal to the exercise price of the warrants purchased by investors in the Qualified Financing. In the event the holder elects to exercise the warrant prior to the consummation of a Qualified Financing, the number of shares exercisable will be based on an assumed conversion price of $0.60 per share (the “Assumed Conversion Price”) and the exercise price will be $0.60 per share (the “Base Exercise Price”). However, in the event that the Company issues shares of common stock or common stock equivalents (with certain exceptions) at any time after the issuance of the warrant and prior to a Qualified Financing at a price per share less than the Base Exercise Price (the “New Securities Exercise Price”) then the Base Exercise Price and the Assumed Conversion Price shall each be reduced effective concurrently with such issuance to the New Securities Exercise Price. Each warrant will be exercisable for a five (5) year period.

The Company paid the placement agent engaged in connection with the September Offering a cash placement fee equal to eight percent (8%) of the aggregate purchase price paid by each investor. This fee amounted to $320,000 for the $4,000,000 received through December 31, 2011 and an additional $208,000 for the $2,600,000 received at the final closing on February 15, 2012. In addition to the placement agent fee, the Company will issue to the placement agent warrants to purchase a number of shares of the Company’s common stock obtained by dividing eight percent (8%) of the gross proceeds from the sale of securities by the conversion price of the Secured Notes (the “PA Warrants”). The PA Warrants issued in connection with the September Offering have an exercise price per share equal to the conversion price of the Secured Notes. The PA Warrants expire five years from the date of issuance and are in the same form as the securities sold in the September Offering, except that the PA Warrants include a “net issuance” cashless exercise feature.

The Company offered and sold the Secured Notes and related warrants of the September Offering in reliance on Section 4(2) and Regulation D of the Securities Act of 1933, as amended, to forty-eight investors, each of which the Company believes to be an “accredited investor” as defined in Rule 501(a) of Regulation D.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits.

Exhibit Number	Name
21.1*	List of Subsidiaries
31.1 *	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)
31.2 *	Rule 13a-14(d)/15d-14(d) Certification (Principal Financial Officer)
32 **	Section 1350 Certifications
101.SCH ***	XBRL Taxonomy Extension Schema Document
101.CAL ***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF ***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB ***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE ***	XBRL Taxonomy Extension Presentation Linkbase Document
*	Filed herewith
**	Furnished herewith
***	Furnished herewith. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABTECH HOLDINGS, INC.
(Registrant)

Date: August 14, 2012	By:	/s/ Glenn R. Rink
Glenn R. Rink
Chief Executive Officer, President, and Director

Date: August 14, 2012	By:	/s/ Lane J. Castleton
Lane J. Castleton
Chief Accounting Officer, Chief Financial Officer, Vice President and Treasurer

