Form 10-Q
period 2012-09-30
Abtech Holdings, Inc.
filed 2012-11-14
CIK 1405858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

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

☐	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer (Do not check if smaller reporting company)	☒	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 6, 2012
Common stock, $.001 par value	62,153,838

ABTECH HOLDINGS, INC.

FORM 10-Q

September 30, 2012

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

Explanatory Note

As used in this Quarterly Report on Form 10-Q, “we,” “us,” “our,” “ABHD” “Abtech Holdings” and the “Company” refer to Abtech Holdings, Inc.

On February 10, 2011, AbTech Industries, Inc., a Delaware corporation (“AbTech” or “AbTech Industries”), was acquired by ABHD (formerly known as Laural Resources, Inc.), in a reverse acquisition transaction (the “Merger”). In accordance with the merger agreement between AbTech and ABHD (the “Merger Agreement”), ABHD acquired all of the issued and outstanding common stock of AbTech, including shares issuable upon the conversion of Series A preferred stock and convertible promissory notes outstanding, in exchange for the stockholders of AbTech acquiring 46,000,000 shares of ABHD common stock. ABHD also agreed to reduce its number of common shares outstanding to 10,000,000 shares prior to the Merger. See Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The December 31, 2011 consolidated balance sheet included in this Quarterly Report on Form 10-Q was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2012. For further information, refer to the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ABTECH HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2012 (Unaudited)	December 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$3,577,436	$1,386,502
Accounts receivable – trade, net	213,108	108,170
Accounts receivable – related party, net	-	2,032
Inventories, net	413,155	528,009
Deferred charges, net	77,778	439,203
Prepaid expenses and other current assets	56,263	37,988
Total current assets	4,337,740	2,501,904

Fixed assets, net	74,006	49,485
Security deposits	33,940	17,977
Deferred charges, net	7,424	15,020
Total assets	$4,453,110	$2,584,386

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable	$342,796	$483,879
Accounts payable – related party	29,813	29,703
Loans from shareholders	9,000	9,000
Convertible promissory notes, net of discounts	4,075,759	3,758,082
Convertible promissory notes– related party, net of discounts	500,000	578,681
Capital lease obligation – current portion	3,679	-
Customer deposits	41,724	38,505
Accrued interest payable	358,507	126,232
Accrued expenses	141,132	122,790
Total current liabilities	5,502,410	5,146,872

Due to related party	97,571	101,524
Convertible promissory notes	121,000	155,000
Convertible promissory notes– related party	1,710,000	1,881,000
Capital lease obligation – noncurrent portion	7,921	-
Warrant liability	2,652,234	498,976
Total liabilities	10,091,136	7,783,372

Commitments and contingencies

Stockholders’ deficiency
Common stock, $0.001 par value; 300,000,000 authorized shares; 57,491,386 and 47,160,435 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	57,492	47,160
Additional paid-in capital	32,802,031	24,651,344
Non-controlling interest	(2,111,230)	(1,674,105)
Accumulated deficit	(36,386,319)	(28,223,385)
Total stockholders’ deficiency	(5,638,026)	(5,198,986)
Total liabilities and stockholders’ deficiency	$4,453,110	$2,584,386

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABTECH HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months ended September 30		Nine Months ended September 30
	2012	2011	2012	2011

Net revenues	$81,208	$124,608	$561,000	$268,619

Cost of revenues	69,327	108,874	379,606	310,333
Gross profit (loss)	11,881	15,734	181,394	(41,714)

Operating expenses
Selling, general and administrative	1,038,372	736,844	3,268,476	2,090,123
Research and development	176,559	184,117	600,249	445,120
Total operating expenses	1,214,931	920,961	3,868,725	2,535,243

Operating loss	(1,203,050)	(905,227)	(3,687,331)	(2,576,957)

Other income (expense)
Interest expense	(1,480,123)	(57,127)	(3,706,958)	(1,711,964)
Gain on extinguishment of debt	-	115,000	-	115,000
Gain (loss) on valuation of warrant liability	(553,536)	-	(1,232,291)	-
Other income (expense)	25,421	1	26,521	90
Total other income (expense), net	(2,008,238)	57,874	(4,912,728)	(1,596,874)

Net loss before income taxes	(3,211,288)	(847,353)	(8,600,059)	(4,173,831)

Provision for income taxes	-	-	-	-

Net loss	(3,211,288)	(847,353)	(8,600,059)	(4,173,831)

Net loss attributable to non-controlling interest	(172,289)	(116,469)	(437,125)	(365,173)

Net loss attributable to controlling interest	$(3,038,999)	$(730,884)	$(8,162,934)	$(3,808,658)

Basic and diluted loss per common share	$(0.06)	$(0.02)	$(0.17)	$(0.09)

Basic and diluted weighted average number of shares outstanding	51,481,822	47,112,637	49,381,008	43,194,804

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABTECH HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30,

	2012	2011
Operating Activities
Net loss attributable to controlling interest	$(8,162,934)	$(3,808,658)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	17,711	35,544
Common stock issued for services rendered	240,000	14,700
Stock-based compensation expense	297,247	223,801
Preferred stock of subsidiary issued for interest on notes payable	-	20,784
Interest related to beneficial conversion feature	971,514	1,620,955
Income from forgiveness of debt	-	(115,000)
Note discount for warrants amortized as interest	1,243,812	16,212
Deferred charges expensed as interest	867,053	7,847
Net loss attributable to non-controlling interest	(437,125)	(365,173)
Loss on change in fair value of warrant liability	1,232,291	-
Other	-	19,251
Changes in operating assets and liabilities:
Accounts receivable	(102,906)	(57,248)
Inventories	114,854	2,366
Prepaid expenses and other current assets	(18,275)	(58,713)
Security deposits	(15,963)	-
Deferred charges	(258,181)	(182,532)
Accounts payable	(140,973)	190,538
Customer deposits	3,219	434
Accrued interest payable	360,496	(10,804)
Accrued expenses	18,342	76,359
Net cash used in operating activities	(3,769,818)	(2,369,337)

Investing Activities
Purchases of fixed assets	(30,632)	(5,698)
Net cash used in investing activities	(30,632)	(5,698)

Financing Activities
Proceeds from sales of common stock and warrants	3,450,337	825,000
Proceeds from exercise of warrants	220,000	-
Repayment of borrowings	(275,000)	(1,177,857)
Repayment of borrowings from shareholders	-	(41,000)
Proceeds from notes payable	2,600,000	3,075,000
Net decrease in due to related party	(3,953)	(3,755)
Net cash provided by financing activities	5,991,384	2,677,388

Net change in cash and cash equivalents	2,190,934	302,353
Cash and cash equivalents at beginning of period	1,386,502	4,123
Cash and cash equivalents at end of period	$3,577,436	$306,476

Supplemental cash flow information:
Cash paid for interest	$264,051	$37,637
Cash paid for income taxes	$-	$-

Noncash investing and financing activities:
Preferred stock of subsidiary issued for conversion of debt, including accrued interest	$-	$1,347,372
Common stock issued for conversion of debt, including accrued interest	$2,540,221	$1,737,102
Common stock, warrants and options issued for services	$537,247	$238,501
Preferred shares of subsidiary not converting at merger	$-	$1,184,450
Unamortized portion of debt discount	$342,241	$-
Portion of debt discount in deferred charges	$239,851	$-
Beneficial conversion feature recorded to additional paid-in capital	$1,200,433	$1,620,955
Issuance of warrant liability	$1,133,747	$156,007
Warrant liability reclassed to paid-in capital upon exercise of warrant	$212,780	$-
Fixed assets purchased through capital lease	$11,600	$-

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

AbTech Industries, Inc. (“AbTech”), a Delaware corporation with an authorized capital of 15,000,000 shares of $0.01 par value common stock and 5,000,000 shares of $0.01 par value preferred stock, was acquired by ABHD in a reverse acquisition transaction on February 10, 2011 (the “Merger”). In accordance with the merger agreement between AbTech and ABHD (the “Merger Agreement”), ABHD acquired all of the issued and outstanding common stock of AbTech, including shares issuable upon the conversion of Series A preferred stock and convertible promissory notes outstanding, in exchange for the stockholders of AbTech acquiring 46,000,000 shares of ABHD common stock. ABHD also agreed to reduce its number of common shares outstanding to 10,000,000 shares prior to the Merger. The preferred stockholders of AbTech that elected not to convert and exchange their shares for ABHD common shares represent the non-controlling interest shown on the Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011.

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

In May, 2012, the Company formed a new subsidiary, AEWS Engineering, LLC (“AEWS”), an independent civil and environmental engineering firm, established to provide engineering and technology innovation to the water infrastructure sector. AEWS is owned 80% by the Company and 20% by Bjornulf White, the President of AEWS and Executive Vice President of AbTech. Under the AEWS operating agreement, the Company will fund the initial start-up costs of AEWS. Any future profits will be allocated first to those members that have funded prior losses (AbTech) and then to members in proportion to their membership interests. Accordingly, the operations of AEWS for the periods reflected in these condensed consolidated financial statements are allocated 100% to the Company. AEWS has an office located in Raleigh, North Carolina.

The Company operates in one business segment which is the filtration and treatment of polluted water.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation – The condensed consolidated financial statements include the accounts of ABHD, AbTech, AEWS and ESC. Intercompany accounts and transactions have been eliminated. The condensed consolidated financial statements do not include the operations of ABHD prior to the date of the Merger which are considered to be immaterial to the operations of AbTech. The equity section of the Condensed Consolidated Balance Sheets and the basic and diluted weighted average number of shares outstanding on the Condensed Consolidated Statements of Operations represent the actual shares of ABHD outstanding after the share exchanges that occurred as part of the Merger. The non-controlling interest shown on the Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, represents the ownership interest in AbTech of the holders of AbTech Series A preferred stock that elected not to exchange their Series A preferred shares for common shares of ABHD as allowed by the Merger Agreement.

The condensed consolidated financial statements for the three and nine month periods ended September 30, 2012 are unaudited and, in the opinion of the Company’s management, include all adjustments necessary for a fair presentation of such condensed consolidated financial statements. Such adjustments are of a normal recurring nature.

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

Net Loss Per Share – Basic net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period. The calculation of basic loss per share gives retroactive effect to the recapitalization related to the reverse acquisition of AbTech by ABHD. The Company has other potentially dilutive securities outstanding that are not shown in a diluted net loss per share calculation because their effect in both 2012 and 2011 would be anti-dilutive. The following chart lists the securities that were not included in the computation of diluted net earnings per share because their effect would have been antidilutive:

	Common Shares as of:
	September 30, 2012	September 30, 2011
Options to purchase common stock	9,223,458	5,197,158
Warrants to purchase common stock	8,339,599	5,345,219
Convertible promissory notes	9,758,700	6,150,880
Convertible preferred stock in AbTech	6,563,943	7,664,193
	33,885,700	24,357,450

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

	September 30, 2012 (Unaudited)	December 31, 2011
Raw materials	$101,080	$76,381
Work in process	385,571	446,538
Finished goods	46,504	106,625
Reserve for obsolescence	(120,000)	(101,535)
Total	$413,155	$528,009

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

NOTE 5 – PRIVATE PLACEMENTS

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

The Secured Notes issued in connection with the September Offering have been discounted by the value of the detachable warrants issued with the Secured Notes. The value of the warrants was bifurcated from the value of the Secured Notes because of certain inherent down-round price protection features and is shown separately as a warrant liability on the Condensed Consolidated Balance Sheets. The value of the warrants, and the corresponding note discount, was estimated by applying the Black Scholes model and amounted to $1,418,623. This discount amount is amortized over the life of the Secured Notes using the effective interest method. The amount of the discount amortized and charged to interest during the nine-months ended September 30, 2012 was $1,216,063. The warrant liability value is revalued at each reporting period. As of September 30, 2012 the estimated value of the warrant liability for these warrants issued in the September Offering was $2,043,992.

The Company paid the placement agent engaged in connection with the September Offering a cash placement fee equal to eight percent (8%) of the aggregate purchase price paid by each investor. This fee amounted to $320,000 for the $4,000,000 received in 2011 and $208,000 for the $2,600,000 received in the final closing on February 15, 2012. In addition to the placement agent fee, the Company will issue to the placement agent warrants to purchase a number of shares of the Company’s common stock obtained by dividing eight percent (8%) of the gross proceeds from the sale of securities by the conversion price of the Secured Notes (the “PA Warrants”). The PA Warrants issued in connection with the September Offering will have an exercise price per share equal to the conversion price of the Secured Notes. The PA Warrants will expire five years from the date of issuance and shall be in the same form as the securities sold in the September Offering, except that the PA Warrants will include a “net issuance” cashless exercise feature. PA Warrants for 754,286 shares of common stock were issued to the placement agent for the entire September Offering. The initial value of these warrants was estimated by applying the Black Scholes model and amounted to $357,984. This cost was included in the deferred financing costs related to the September Offering and is being amortized over the life of the related Secured Notes. The estimated value of the corresponding warrant liability is valued at each reporting period and amounted to $381,442 for the PA Warrants as of September 30, 2012.

Although the Secured Notes issued in February 2012 (the “2012 Secured Notes’) had the same conversion rate as the Secured Notes issued in 2011, an increase in the market price of the Company’s common stock in 2012 resulted in the 2012 Secured Notes having a beneficial conversion feature. The intrinsic value of this beneficial conversion feature was determined to be $1,200,433 as of the issuance date and is bifurcated from the value of the 2012 Secured Notes resulting in an additional note discount credited to additional paid-in capital. This note discount is amortized as interest expense over the term of the 2012 Secured Notes and resulted in an interest charge of $971,514 for the nine-months ended September 30, 2012.

On September 12, 2012, the Company completed a private offering of 4,840,832 shares of common stock at a purchase price of $0.77 per share (the “Equity Offering”). Investors purchasing the common stock in the Equity Offering also received a detachable warrant for the purchase of a number of shares of common stock equal to ten percent (10%) of the shares of common stock purchased at an exercise price of $0.90 per share expiring five (5) years from the date of grant. The placement agent engaged in connection with the Equity Offering received a warrant to purchase 87,217 shares of common stock at an exercise price of $0.90 per share expiring five (5) years from the date of grant. The warrant granted to the placement agent includes a net issuance cashless exercise feature not otherwise included in the warrants granted to investors. After paying placement agent fees of $268,627 and legal and other fees of $8,475, the Company received net proceeds from the Equity Offering of $3,450,337. These proceeds are intended to be used to repay the principal and accrued interest of the Secured Notes issued in 2011 and 2012 that are not converted to common stock by their holders. Any remaining proceeds of the Equity Offering will be used to repay other outstanding debt or for other general working capital purposes.

NOTE 6 – MATURITIES OF CONVERTIBLE PROMISSORY NOTES

During the nine months ended September 30, 2012, outstanding convertible promissory notes with a principal amount of $4,700,000 reached their original maturity dates (the “Matured Notes’). Holders of $1,355,000 of these Matured Notes elected to convert the Matured Notes, along with accrued interest of $85,382 into 2,110,293 shares of common stock in accordance with the terms of the Matured Notes. The Company repaid $275,000 of these Matured Notes in cash along with the interest accrued thereon of $29,652. Holders of the remaining $3,070,000 of these Matured Notes elected to extend the Original Maturity Dates of the notes by 90-180 days with no change to the interest rate of the notes or the number of warrant shares issued with the extended Matured Notes. $905,000 of the Matured Notes that were converted or repaid during the nine months ended September 30, 2012, reached their Original Maturity Date before conversion or repayment and, consequently, the Company exercised its First Extension Option to extend the Original Maturity Dates of the notes by 90 days which increased the interest rate on the notes from 12% to 15% and required the Company to issue additional warrants to the note holders for 60,335 shares of common stock pursuant to the terms of the Secured Notes as described in Note 5 – PRIVATE PLACEMENTS.

During the nine months ended September 30, 2012, holders of an additional $777,000 of convertible notes elected to convert their notes and the accrued interest thereon of $42,810 into 1,171,157 shares of common stock prior to their Original Maturity Date of November 15, 2012. At September 30, 2012 the principal amount of convertible promissory notes outstanding that mature in the fourth quarter of 2012 was $4,893,000. See NOTE 10 – SUBSEQUENT EVENTS for subsequent conversions of convertible notes.

NOTE 7 – RELATED PARTY TRANSACTIONS

Accounts payable, related party – represents $15,313 due to various officers of the Company for travel expenses and $14,500 due to directors of the Company for director fees.

NOTE 8 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, convertible notes payable, notes payable and warrant liability. It is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. With the exception of the warrant liability, the fair value of these financial instruments approximates their carrying values using level 3 inputs, based on their short maturities or for long-term debt based on borrowing rates currently available to the Company for loans with similar terms and maturities. Gains and losses recognized on changes in fair value of financial instruments are reported in other income (expense) as gain (loss) on change in fair value. The Company’s warrant liability was estimated using Level 3 inputs as shown in the reconciliation table below for the nine-months ended September 30, 2012.

Fair value measurements using significant unobservable inputs (Level 3)
Description	Warrant Liability
Beginning balance, December 31, 2011	$498,976
Total (gains) or losses	1,232,291
Purchases, issuances and settlements	920,967
Transfers in or out of Level 3	-
Ending balance, September 30, 2012	$2,652,234

The Company used the following assumptions to estimate the fair value of the warrant liability as of September 30, 2012:

Expected volatility	85.25%
Expected dividend yield	0%
Expected term	1.9 – 2.2 years
Risk-free interest rate	0.62%

The Company has determined that the Black-Scholes model used to calculate the fair value of the warrant liability provides a reasonable estimate of such value considering the terms of the warrants and the unlikelihood of events occurring that would create valuation complexities requiring a more robust analysis by valuation experts.

NOTE 9 – STOCKHOLDERS’ DEFICIENCY

During the nine-month period ended September 30, 2012, the Company issued:

•	1,100,251 shares of ABHD common stock for the conversion of 206,667 shares AbTech Series A preferred stock as allowed under the terms of the Merger Agreement;

•	441,707 shares of ABHD common stock for the conversion of four convertible notes issued by AbTech in 2006-2009 with an aggregate principal amount of $280,000;

•	368,227 shares of ABHD common stock for the conversion of two promissory notes issued by ABHD in a private offering in July 2011, for principal and interest totaling $220,936;
•	2,913,266 shares of ABHD common stock for the conversion of twenty Secured Notes issued by ABHD in the September Offering for principal and interest totaling $2,039,285;
•	300,000 shares of ABHD common stock valued at $240,000 to a vendor for services rendered to the Company;
•	4,840,832 shares of ABHD common stock in a private offering, from which the Company received net proceeds of $3,450,337; and
•	366,666 shares of ABHD common stock upon the exercise of a warrant purchased in the September Offering. The Company received $220,000 in proceeds from the exercise of the warrant and charged the portion of the warrant liability attributable to this warrant, $212,780 at the date of exercise, to additional paid-in capital.

Paid-in capital for the nine-months ended September 30, 2012 was also affected by a $297,247 charge for the value of stock based compensation attributable to options and warrants vesting during the period and a charge of $1,200,433 for the beneficial conversion feature imputed on the Secured Notes sold by the Company during the period, which had a conversion price less than the market price of ABHD common stock at the date of issuance.

NOTE 10 – SUBSEQUENT EVENTS

In 2011 and 2012, the Company issued a total of $7.3 million of Secured Notes and other convertible notes with maturity dates in 2012 (the “2012 Notes”). From October 1, 2012 through November 6, 2012, $2,898,000 of the 2012 Notes, plus accrued interest thereon of $269,420, was converted by note holders into 4,662,452 shares of the Company’s common stock. As of November 6, 2012, $275,000 of the 2012 Notes, plus interest of $265,630, had been repaid in cash, $5,030,000 of the 2012 Notes, plus interest of $397,641, had been converted to common stock and $1,995,000 of the 2012 Notes remained outstanding. All of the 2012 Notes outstanding at November 6, 2012, mature in the fourth quarter of 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis in conjunction with our financial statements and related notes contained elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results and the timing of events may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change.

Overview

ABHD was incorporated in the State of Nevada on February 13, 2007 under the name “Laural Resources, Inc.” On February 10, 2011, ABHD consummated the Merger with AbTech Industries, pursuant to the Merger Agreement. Prior to the Merger, ABHD was a development stage company engaged in the business of acquiring and developing mineral properties, and a public reporting “shell company,” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As a result of the Merger, ABHD acquired all of the issued and outstanding common stock of AbTech Industries (through a reverse acquisition transaction) in exchange for the stockholders of AbTech Industries acquiring a 78% ownership interest in ABHD, AbTech Industries became ABHD’s majority-owned subsidiary, and ABHD acquired the business and operations of AbTech Industries.

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

For accounting purposes, the Merger transaction has been accounted for as a reverse acquisition, with AbTech Industries as the acquirer. The consolidated financial statements of ABHD as of and for the year ended December 31, 2011 represent a continuation of the financial statements of AbTech Industries, with one adjustment, which is to retroactively adjust the legal capital of AbTech Industries to reflect the legal capital of Abtech Holdings. See Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations

We generate revenues by selling water filtration products that treat contaminated water so that it can either be discharged or reused. All of our products include some form of Smart Sponge filtration media, which we manufacture. Our products include a variety of designs and sizes to effectively address many applications where water treatment is needed.

Comparison of the nine months ended September 30, 2012 and 2011

Revenues for the first nine months of 2012 increased by 109% compared to revenues in the same period of the prior year. The Company believes that these revenue figures reflect some improvement in the economic factors that affect sales of the Company’s products as well as some initial results of expanded business development efforts by the Company. The sales increase for this period was due entirely to the volume of products sold. The Company continues to expect significant sales growth in the fourth quarter of 2012 and into 2013 as new projects being pursued in stormwater, industrial waste water and produced water markets begin to generate revenues. On June 6, 2012, Waste Management Inc., a distributor of AbTech products, announced a program to provide a total stormwater management offering to U.S. municipalities in the form of public-private partnerships, collaborating with the Company and municipalities to design, build, operate and service stormwater infrastructure. The Company believes that this approach to the stormwater market could have a significant impact on future sales for the Company although the timing of such sales remains difficult to project at this stage.

The Company’s gross margin on sales increased from a negative (16)% in the first nine months of 2011 to positive 32% in the same period of 2012. This improvement in gross margins is the direct result of increased levels of production in the first nine months of 2012 that spread fixed overhead cost over a broader base of products, thus allowing the Company to achieve higher gross margins. The Company continues to have excess capacity and expects that gross margins will continue to improve as production increases to satisfy an expected increase in product sales.

Selling, general and administrative expenses increased by approximately $1,178,000 or 56% in the first nine months of 2012 as compared to the same period in 2011. These increases were due primarily to an expanded business development effort that included increased payroll related costs of approximately $225,000 for additional employees, increased travel expenses of approximately $53,000, increased cost for government affairs consultants of $57,000 and increased costs for trade show events of $41,000. The Company is also experiencing the higher costs associated with being a public company. These costs amounted to approximately $788,000 in the first nine months of 2012 versus approximately $488,000 in the same period of 2011. 2012 included increases over costs incurred in the same period of the prior year of approximately $178,000 for investor relations costs, $22,000 for public relations costs, $48,000 for legal fees, $43,000 for liability insurance, and $25,000 for financial printing costs. Selling, general and administrative expenses in the first nine months of 2012 also included an increase of $40,000 for directors’ fees, and approximately $194,000 for stock based compensation expense related to stock options vesting during the period. Research and development costs increased approximately 35% for the nine-month period ended September 30, 2012 as compared to the same period of the prior year due to product development activities associated with lab and field testing of products in new applications and testing of new product designs.

Interest expense increased substantially for the nine months ended September 30, 2012 as compared to the same period of 2011 due primarily to the four components of interest expense described in the table below that are related to the convertible promissory notes issued by the Company in 2011 and 2012:

Interest components	Nine months ended September 30, 2012	Nine months ended September 30, 2011
1. Interest accrued on the notes outstanding.	$621,000	$25,000

2. Amortization of the note discount created by the bifurcation of the warrant liability at the time the convertible promissory notes were issued.	$1,216,000	$16,000

3. Amortization of the note discount created by the bifurcation of the beneficial conversion feature inherent in the convertible promissory notes issued in February 2012.	$972,000	$-

4. Amortization of the deferred financing costs related to the private offerings in which the convertible promissory notes were sold.	$859,000	$8,000

Total interest expense for the nine months ended September 30, 2012 was $3,706,958. Interest expense for the same period of 2011 was $1,711,964, of which, $1,620,955 was attributable to a non-recurring charge for imputed interest on promissory notes that were converted to common stock on beneficial conversion terms during the second quarter of 2011.

For the nine month period ended September 30, 2012, other income includes a loss of ($1,232,291) related to the valuation of the warrant liability. The warrant liability represents the estimated bifurcated value of certain outstanding warrants issued in conjunction with the Secured Notes sold by the Company during 2011 and 2012. The Company revalues this warrant liability (pursuant to ASC 815) at each balance sheet date using the Black-Scholes valuation model. The valuation of the warrant liability is dependent on the market value of the Company’s common stock. Because the Company’s stock price increased during the nine-month period ended September 30, 2012, the value of the warrant liability also increased resulting in the imputed loss to the Company.

Comparison of the three months ended September 30, 2012 and 2011

While year to date revenues for the nine months ended September 30, 2012 were up 109%, revenues for the three months ended September 30, 2012 were down 35% compared to revenues in the same period of the prior year and down 66% compared to revenues in the second quarter of 2012. The sales decrease for this period was due entirely to the volume of products sold and reflects a combination of the delays experienced by the Company in implementing its market strategies in its primary target markets (stormwater and produced water) and a business development and engineering resource allocation strategy focused on large volume opportunities with strategic distributors and customers. The Company believes that significant revenue growth still lies ahead in each of these markets but it is taking longer to gain market acceptance than previously expected. In the stormwater market, we continue to work with Waste Management, Inc. to establish public private partnerships for municipal stormwater treatment systems. While these efforts are moving ahead, and proposals have been presented to many municipalities, there were no major projects approved in the third quarter of 2012. In the produced water market, the Company has designed multiple systems to treat different flow rates and currently has several proposals outstanding. The next few projects will provide additional field validations in this exciting new application. In treating produced water (water produced in the oil and gas extraction industry including fracking) the Company’s Smart Sponge technology is highly effective in removing hydrocarbons but is not a stand-alone treatment solution. The Company is working with many players in the industry, including oil and gas operators, oil field service companies and multiple downstream treatment technologies to provide a treatment-train that effectively solves the variety of contamination issues found in produced water applications.

The Company’s gross margin on sales of 15% for the three months ended September 30, 2012 was little changed from the gross margin of 13% in the same period of 2011. However, this represents a decrease from the 36% gross margin achieved in the second quarter of 2012. These low gross margins are the direct result of low levels of production during the three months ended September 30, 2012 that spread fixed overhead cost over a relatively small base of products thus increasing the costs of the individual products manufactured.

Selling, general and administrative expenses increased by approximately $302,000 or 41% for the three months ended September 30, 2012 as compared to the same period in 2011. These increases were due primarily to an expanded business development effort that accounted for increased payroll related costs of approximately $71,000 for additional business development employees, increased travel expenses of approximately $18,000, increased cost for government affairs consultants (at federal, state and local levels) and business development consultants of $23,000 and increased costs for trade show events of $17,000. Selling, general and administrative expenses in the three months ended September 30, 2012 also included increases, compared to the same period in 2011, of $53,000 for non-business development payroll costs, $61,000 for stock based compensation expense related to stock options vesting during period, and approximately $11,000 for directors’ fees. Research and development costs decreased by approximately 4% for the three-month period ended September 30, 2012 as compared to the same period of the prior year reflecting a research and development effort that was relatively consistent for the two periods.

Interest expense increased substantially for the three months ended September 30, 2012 as compared to the same period of 2011 due primarily to the four components of interest expense described in the table below that are related to the convertible promissory notes issued by the Company in 2011 and 2012:

Interest components	Three months ended September 30, 2012	Three months ended September 30, 2011
1. Interest accrued on the notes outstanding.	$208,000	$25,000

2. Amortization of the note discount created by the bifurcation of the warrant liability at the time the convertible promissory notes were issued.	$439,000	$16,000

3. Amortization of the note discount created by the bifurcation of the beneficial conversion feature inherent in the convertible promissory notes issued in February 2012.	$545,000	$-

4. Amortization of the deferred financing costs related to the private offerings in which the convertible promissory notes were sold.	$264,000	$8,000

Total interest expense for the three months ended September 30, 2012 was $1,480,123 compared to $57,127 for the same period of 2011.

For the three-month period ended September 30, 2012, other income (expense) includes a loss of ($553,536) related to the valuation of the warrant liability. The warrant liability represents the estimated bifurcated value of certain outstanding warrants issued in conjunction with the Secured Notes sold by the Company during 2011 and 2012. The Company revalues this warrant liability (pursuant to ASC 815) at each balance sheet date using the Black-Scholes valuation model. The valuation of the warrant liability is dependent on the market value of the Company’s common stock. Because the Company’s stock price increased during the three-month period ended September 30, 2012, the value of the warrant liability also increased resulting in the imputed loss to the Company.

Liquidity and Capital Resources

Liquidity

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

The Company had a working capital deficiency of approximately $1,165,000 at September 30, 2012 compared to a working capital deficiency of approximately $2,645,000 at December 31, 2011. The Company’s cash balance increased from $1,386,502 at December 31, 2011 to $3,577,436 at September 30, 2012. The working capital deficiency is primarily attributable to the short-term convertible promissory notes (the “ST Notes”) outstanding which totaled (net of discounts) $4,575,759 at September 30, 2012 and $4,336,763 at December 31, 2011. Accrued interest on the ST Notes increased from $126,232 at December 31, 2011 to $358,507 at September 30, 2012. In September 2012, the Company completed a $3.7 million private offering of common stock and warrants (the “Equity Offering”) with the intention of using the proceeds to repay any of the outstanding ST Notes coming due in 2012 that are not converted to common stock. In the nine-months ended September 30, 2012, the Company issued $2.6 million of additional ST Notes and subsequently repaid $275,000 of the ST Notes plus approximately $260,000 of interest due on the ST Notes. During the same period, approximately $2.4 million of the ST Notes were converted to common stock including accrued interest of approximately $128,000. During October 2012, an additional $3.1 million of the ST Notes, including approximately $263,000 of accrued interest, were converted to common stock. As of October 31, 2012, the principal amount of the outstanding ST Notes was $2,045,000. These notes are expected either to be converted prior to the end of 2012 or repaid with the proceeds of the Equity Offering.

The $3.8 million of net cash used in operations during the nine months ended September 30, 2012, was funded primarily by the $2.6 million proceeds from the Secured Notes financing that occurred in February 2012 and the cash available at the beginning of the period of approximately $1.4 million. The Company expects that a significant portion of the Equity Offering completed in September 2012, will be available to fund future operations after all the ST Notes have been settled by conversion or repayment.

Our balance sheet at September 30, 2012 shows an inventory level of approximately $413,000, a relatively large amount compared to net revenues for the nine months ended September 30, 2012 of $561,000. This supply of inventory on hand will mitigate some of the working capital requirements AbTech Industries will encounter in the event it successfully increases sales revenue during upcoming months. At September 30, 2012, AbTech Industries had customer deposits of $41,724 representing prepayments by certain distributors for future product orders. Future sales to these distributors will not generate positive cash flow until the prepayments are depleted.

Comparison of cash flows for the nine months ended September 30, 2012 and 2011

Operating Activities

The Company had negative cash flow from operations for the nine months ended September 30, 2012 of approximately $3.8 million compared to negative cash flows from operations of $2.4 million in the same period of 2011. The increase in negative cash flow from operations is primarily the result of a $1,333,000 increase in operating expenses, a reduction in accounts payable of approximately $141,000 and an increase in accounts receivable of approximately $103,000. The increase in accounts receivable was due to a $146,000 receivable that went beyond its payment terms but was eventually paid in October 2012.

Financing Activities

In February 2012, the Company completed the final closing of a private offering that raised $2.6 million from the sale of the Secured Notes and related warrants. In September 2012, the Company completed the $3.7 million Equity Offering. These financings allowed the Company to increase its cash balance to approximately $3.6 million at September 30, 2012 compared to $1.4 million at December 31, 2011, despite incurring negative cash flows from operations during the period. The cash balance at September 30, 2012 represents approximately 8.3 months of the average monthly operating expenses incurred during the nine-months ended September 30, 2012 and approximately 8.5 months of the average monthly net cash used in operating activities for the same period.

At September 30, 2012, the Company had $4.9 million (principal amount) of ST Notes outstanding that all have original maturity dates in 2012. In October 2012, $2.8 million of these ST Notes converted to common stock leaving approximately $2.1 million outstanding at October 31, 2012. The Company intends to repay in the fourth quarter of 2012, any of these notes, and the accrued interest thereon, that do not convert to common stock.

Investing Activities

The Company had approximately $31,000 of capital expenditures for the nine months ended September 30, 2012. During that period the Company also entered into a three-year capital lease for the purchase of $11,600 of equipment. As of September 30, 2012, the Company had no other commitments for any material future capital expenditures. However, if the Company is successful in achieving significant sales growth in subsequent quarters of 2012 and 2013, it may need to expand its manufacturing capacity or outsource some of its manufacturing. The Company is currently considering both options for expanding manufacturing capacity or outsourcing some of its manufacturing. The Company estimates that it could double its current manufacturing capacity for approximately $250,000 and accommodate an annual sales rate of over $20 million.

Going Concern and Management’s Plans

The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As discussed in Note 4 to the accompanying condensed consolidated financial statements, we have not achieved a sufficient level of revenues to support our business and have suffered substantial recurring losses from operations since our inception. These factors raise substantial doubt about the Company’s ability to continue operations as a going concern. As such, the Company’s independent registered public accounting firm has expressed an uncertainty about the Company’s ability to continue as a going concern in their opinion attached to the Company’s audited financial statements for the year ended December 31, 2011. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustment that might be necessary should the Company be unable to continue as a going concern. Management believes that the Company’s ability to continue as a going concern will be dependent on its ability to generate significant sales growth in the short term and/or raise additional capital. The Company’s ability to achieve these objectives cannot be determined at this time. However, the Company did complete the final closing of its private offering of the Secured Notes and warrants in February 2012, which provided gross proceeds of $2,600,000 to the Company. In addition, the Company completed an Equity Offering in September, 2012, that provided cash proceeds of approximately $3.7 million to the Company. Management’s plans in regard to these matters are described in Note 4 to the accompanying condensed consolidated financial statements. If the Company is unable to generate significant sales growth in the near term and/or raise additional capital, there is a risk that the Company could default on debt maturing during 2012, and could be required to significantly reduce the scope of its operations if no other means of financing operations are available.

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

Fair value of warrant liability and note discount

The warrant liability shown on the Company’s balance sheets at September 30, 2012 and December 31, 2011 represents the estimated value of warrants sold with promissory notes that met the characteristics of a derivative and were required to be bifurcated from the debt and reported as a liability at fair value. This bifurcation resulted in the establishment of the estimated value of the warrant liability and a corresponding note discount in the same amount. The warrant liability was originally valued and is revalued at each balance sheet date using the Black-Scholes valuation model because there is no market price available for the warrants. This model uses estimates of volatility, risk free interest rate and the expected term of the warrants, along with the current market price of the Company’s common stock, to estimate the value of the outstanding warrants. The value of these warrants can change significantly as the market price of the underlying common stock changes. At each balance sheet date this could result in a gain or loss depending on the change in the market price of the stock, among other factors, from one valuation date to the next. The Company recognized such a gain of $242,052 for the year ended December 31, 2011 and a loss of $(1,232,291) for the nine months ended September 30, 2012.

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

Accounting for conversion options and imputed interest

The convertible promissory notes issued by the Company provide the note holders an option to convert the notes into the Company’s common stock at a set price. The value of these options has not been bifurcated from the value of the related notes because management has determined that such bifurcation is not required under generally accepted accounting principles due to the specific terms of the conversion option and management’s estimate that the underlying shares would not be readily convertible into cash. However, whenever such conversion options represent a right to convert at a price that is less than the market price at the date of issuance, the Company imputes the value of such beneficial conversion feature and charges it to interest expense over the term of the note.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer, and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2012 (the “Evaluation Date”). No system of controls, no matter how well-designed and operated, can provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide assurance that the system of controls has operated effectively in all cases. Our disclosure controls and procedures are designed to provide reasonable assurance that the objective of disclosure controls and procedures are met.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2012, in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods in the Securities and Exchange Commission rules and forms, including reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Private Placement of Common Stock and Warrants

On September 12, 2012, the Company completed a private offering of 4,840,832 shares of common stock at a purchase price of $0.77 per share (the “Equity Offering”). Investors purchasing the common stock in the Equity Offering also received a detachable warrant for the purchase of a number of shares of common stock equal to ten percent (10%) of the shares of common stock purchased at an exercise price of $0.90 per share expiring five (5) years from the date of grant. The placement agent engaged in connection with the Equity Offering received a warrant to purchase 87,217 shares of common stock at an exercise price of $0.90 per share expiring five (5) years from the date of grant. The warrant granted to the placement agent includes a net issuance cashless exercise feature not otherwise included in the warrants granted to investors. After paying placement agent fees of $268,627 and legal and other fees of $8,475, the Company received net proceeds from the Equity Offering of $3,450,337.

The Company offered and sold the common stock and related warrants of the Equity Offering in reliance on Section 4(2) and Regulation D of the Securities Act of 1933, as amended, to twenty-five investors, each of which the Company believes to be an “accredited investor” as defined in Rule 501(a) of Regulation D.

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
19

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABTECH HOLDINGS, INC.
(Registrant)

Date: November 14, 2012	By:	/s/ Glenn R. Rink
Glenn R. Rink
Chief Executive Officer, President, and Director

Date: November 14, 2012	By:	/s/ Lane J. Castleton
Lane J. Castleton
Chief Accounting Officer, Chief Financial Officer, Vice President and Treasurer

