Form 10-K/A
period 2011-12-31
Abtech Holdings, Inc.
filed 2013-02-04
CIK 1405858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

☒	AMENDMENT TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

This amendment (the “Form 10-K/A”) to the Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the Securities and Exchange Commission (“SEC”) on March 30, 2012 (the “Original Form 10-K” and together with the Form 10-K/A the “Form 10-K”) is being filed for the purpose of making the following revisions to address comments received from the SEC regarding a Registration Statement on Form S-1 originally filed by ABHD on April 13, 2012:

ii

1.	Changes to the Consolidated Financial Statements included in Item 15 of this Form 10-K report:

a.	Revise the retroactive restatement of the statement of stockholders’ deficiency and other disclosures to reflect the reverse merger that took place during 2011. These changes are more fully described in NOTE 18 – REVISED RETROACTIVE RESTATEMENT OF STOCKHOLDERS’ DEFICIENCY TO REFLECT THE MERGER TRANSACTION.
b.	Expand the Revenue Recognition footnote disclosure in NOTE 1 – BUSINESS AND SUMMARY OF ACCOUNTING POLICIES.
c.	Restate all options and warrants issued by AbTech Industries in terms of their ABHD share and exercise price equivalents.
d.	Expand NOTE 11 – STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION to describe the stock issued for services during 2011.
e.	Revise Consolidated Statement of Financial Position to begin the Operating Activities section with “Net loss” rather than “Net loss attributable to controlling interest.”

2.	Expand Management’s Discussion and Analysis of Financial Condition and Results of Operations to provide more detail regarding the results of operations, liquidity, and other disclosures including supplemental information regarding significant estimates, judgments and assumptions in implementing the Company’s critical accounting policies.

3.	Expand the description in ITEM 1A – RISK FACTORS and the narrative in ITEM 1. BUSINESS - Regulatory, to more fully describe the status of the conditional registration approval of Smart Sponge Plus products by the Environmental Protection Agency.

iii

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

For accounting purposes, the Merger transaction has been accounted for as a reverse acquisition, with AbTech Industries as the acquirer. The consolidated financial statements of Abtech Holdings included in this Annual Report on Form 10-K (this “Form 10-K”) represent a continuation of the financial statements of AbTech Industries, with one adjustment, which is to retroactively adjust the legal capital of AbTech Industries to reflect the legal capital of Abtech Holdings. See Note 1 of Notes to Consolidated Financial Statements included elsewhere in this on Form 10-K.

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

Produced Water Products

AbTech Industries has developed two de-oiling solutions for the produced water market.  The first solution for the removal of free oil is AbTech Industries’ contactor(s) in a pretreatment position.  These consist of contactor tanks that are sized based on flow rate, influent concentration of contaminant, the desired change out schedule, and space or size constraints.  The contactors used are widely available ASME certified pressure vessels that are filled with loose Smart Sponge popcorn media. AbTech Industries has developed a second solution for removal of free oil and dissolved phase gasoline range organics including benzene, toluene, ethylbenzene and xylene, generally referred to as volatile organic compounds (“VOCs”).  In collaboration with QED Environmental Systems (“QED”), AbTech Industries has paired its oil removal contactors with QED air strippers and a thermal oxidizer system.  The air strippers will remove the VOCs from the water stream and the thermal oxidizer will oxidize them prior to release to the environment.  These systems can be implemented ranging from 300 to 3,000 gallons per minute.

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

2.           Health and Tourism Concerns Driving the Stormwater Market

One area of the stormwater market that is receiving increased publicity and attention is the water pollution caused by microorganisms (bacteria). Polluted stormwater runoff can expose boaters and swimmers to bacteria, viruses and protozoans. A recent Southern California epidemiological study revealed that individuals who swim in areas adjacent to flowing storm drain outfalls were 50 percent more likely to develop a variety of symptoms than those who swim further away from the same drains. These situations are the cause for thousands of beach closings every year affecting public health and local economies dependent upon tourism and recreation. According to a report of the Natural Resources Defense Council (“NRDC”), in 2010 there were 24,091 days of closings and advisories across the country at ocean, bay and Great Lakes beaches. NRDC reported that nearly three-quarters of the 2010 beach closings and advisories were issued because water quality monitoring revealed bacteria levels exceeding health and safety standards. Given mandates for increased monitoring under the Beach Act, NRDC predicts that these numbers will continue to grow in the future.

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

Regulatory

In mid-2008, the EPA initiated a compliance action against AbTech Industries alleging that AbTech Industries was in violation of the Federal Insecticide, Fungicide and Rodenticide Act by distributing Smart Sponge Plus, which the EPA considered to be an unregistered pesticide. Despite the EPA’s prior position that registration of AbTech Industries’ Smart Sponge Plus for use in stormwater filtration applications was not required or allowed, in subsequent discussions with the EPA it became evident that the EPA considered it imperative that AbTech Industries register its Smart Sponge Plus material as a pesticide if AbTech Industries intended to make claims about its antimicrobial capability. Consequently, in 2008, AbTech Industries began to prepare a registration application for Smart Sponge Plus, which was eventually filed with the EPA in September 2009. In July 2010, AbTech Industries received notice of a time-limited registration from the EPA that contained certain conditions requiring AbTech Industries to submit additional testing data to the EPA by July 1, 2011. Subsequently, and based on information provided by the third-party laboratory contracted to perform the additional studies, EPA granted an extension of the time-limited registration until August 31, 2012. On August 23, 2012 the EPA granted an additional extension that expires on May 31, 2013. The Company is working with the third-party laboratory and the EPA to develop the necessary protocols to satisfy the data requirements of the EPA. The third-party testing will then proceed to produce the data for submission to the EPA by May 31, 2013. Provided that the data is submitted on time and is acceptable to the EPA, the time-limited condition on the registration will be lifted and the registration will be effective without a time limitation. If the data is not submitted on time and the EPA does not grant additional extensions, the registration will expire and the Company will not be able to sell Smart Sponge Plus products. However, the Company would be able to continue to sell regular Smart Sponge products that do not include the antimicrobial agent used in Smart Sponge Plus products. Under the time limited registration the Company is allowed to sell its Smart Sponge Plus products for the intended uses with EPA approved labeling. The registration number for Smart Sponge Plus is 86256-1. AbTech Industries is not aware of any other competitive product that has been approved by the EPA for outdoor use as an antimicrobial (pesticide) and believes that this registration will further differentiate Smart Sponge Plus products from other competitive products on the market.

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

Failure by us or our partners to comply with current or future governmental regulations and quality assurance guidelines could lead to temporary manufacturing shutdowns, product recalls or related field actions, product shortages, or delays in product manufacturing. Specifically, with regard to the EPA’s conditional approval of the registration of our Smart Sponge Plus products, if we are unable to provide the additional information requested by the EPA prior to the prescribed due date of May 31, 2013, and are unable to obtain EPA approval of an extended due date, the EPA’s conditional approval of our registration of Smart Sponge Plus products will expire and the Company will not be able to sell Smart Sponge Plus products. However, the expiration of the conditional approval of Smart Sponge Plus products would not affect our ability to continue to sell the regular Smart Sponge products that do not include an antimicrobial agent. (see “OUR BUSINESS – Regulatory” on page 46 of this Prospectus). Efficacy or safety concerns and/or manufacturing quality issues with respect to our products or those of our partners could lead to product recalls, fines, withdrawals, declining sales, and/or our failure to successfully commercialize new products or otherwise achieve revenue growth.

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

For accounting purposes, the Merger transaction has been accounted for as a reverse acquisition, with AbTech Industries as the acquirer. The consolidated financial statements of Abtech Holdings included in this annual report on Form 10-K represent a continuation of the financial statements of AbTech Industries, with one adjustment, which is to retroactively adjust the legal capital of AbTech Industries to reflect the legal capital of Abtech Holdings. See Note 1 of the December 31, 2011 Notes to Consolidated Financial Statements included elsewhere in this Form 10-K.

Results of Operations

We generate revenues by selling water filtration products that treat contaminated water so that it can either be discharged or reused. All of our products include some form of Smart Sponge filtration media, which we manufacture. Our products include a variety of designs and sizes to effectively address many applications where water treatment is needed. In 2011, our Ultra-Urban Filter products accounted for approximately 47% of product sales and our Smart Pak products accounted for approximately 30% of product sales. We sell our products to distributors, contractors and end-users.

Comparison of the years ended December 31, 2011 and 2010

Revenue

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

The sales in both 2011 and 2010 were affected by non-recurring, unusual items. In 2010, approximately 23% of sales were attributable to the sale of Smart Sponge products to one customer who donated the products for deployment in the Gulf of Mexico to treat the massive oil spill that occurred there during the year. In 2011, the Company recorded approximately $77,000 of revenue resulting from the forfeiture of a prepayment made by a distributor in 2007 to secure exclusive geographic marketing rights under a distribution agreement. Under the terms of the distribution agreement, the distributor was allowed to apply the prepaid fee to purchases of AbTech Industries products for a limited period of time. As of December 31, 2011, the distributor forfeited the $77,000 unused balance of the prepayment and the Company recorded it as revenue. Excluding the revenue attributable to this prepayment forfeiture, revenue was approximately $460,000 in 2011 compared to approximately $434,000 in 2010. This increase in revenue of approximately $26,000 is due entirely to the volume and mix of products sold. The Company’s pricing did not change materially during 2011.

Gross Margins

These unusual transactions in 2011 and 2010 had a favorable impact on gross margins. However, the gross margins of 14.7% and 9.7% for 2011 and 2010, respectively, are well below the gross margins that we would expect if the Company were operating near full capacity. If the Company can spread the overhead costs of operating the facility over a larger base of produced products, the margins would be expected to improve significantly. Our current manufacturing facility is capable of producing approximately 75,000 pounds of Smart Sponge material per month. We estimate that this amount of Smart Sponge material could generate $10-20 million in revenue per year at current product prices. This revenue estimate is dependent on the mix of products actually sold and the portion of sales at distributor versus retail prices. During 2011, we operated at approximately 2% of manufacturing capacity. We do not currently have plans to reduce excess manufacturing capacity, and we anticipate that the excess capacity will continue to adversely affect gross margins for at least a portion of 2012.

The polymers we use to manufacture Smart Sponge material are produced by the petrochemical industry and use crude oil as a primary raw material. Accordingly, fluctuations in the price of crude oil can have a direct and significant impact on the cost of the polymers we use. During 2010 and most of 2011, we used polymers purchased in bulk prior to 2010. The cost of these polymers represented approximately 5.1% of the list selling price of a typical Ultra Urban Filter (2.5% for antimicrobial version) and approximately 6.3% of the list selling price of a typical Smart Pak insert (3.1% for antimicrobial version). These percentages vary by product sold depending on the size of the product and the amount of Smart Sponge media used in the product. In late 2011, we purchased an additional stock of one of these polymers at a price that was 2.1 times the cost of the same polymer when it was last purchased prior to 2010. With this price change, the cost of polymers as a percentage of list selling price increased to 9.2% for Ultra-Urban Filters (4.5% for antimicrobial version) and 11.5% for Smart Pak inserts (5.7% for antimicrobial version). The Company establishes its list selling prices taking into consideration the cost of the component materials (including polymers), competitive factors and other market conditions. The cost of the polymers used in the Smart Sponge products accounted for approximately 10.6% and 7.1% of the total cost of revenues in 2011 and 2010 respectively. While the Company has no contractual right to pass along fluctuations in raw material costs to customers, it does have the right to change selling prices from time to time by giving distributors 30 days advance notice.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $754,363 (32%) in 2011, compared to 2010. This increase was due in part to the cost of being a public company including $421,000 incurred in 2011 for investor relations activities (no comparable costs incurred in 2010) and auditing fees that were $29,000 higher in 2011 than in 2010. In 2011, the Company began a significant expansion of its business development efforts in line with its strategy of developing alliances with companies that have dominant positions in the specific industry segments targeted by AbTech Industries for distribution of Smart Sponge products. Consulting and payroll fees related to these business development activities increased by approximately $259,000 in 2011 over 2010. The Company also increased advertising expenses and travel and entertainment expenses by $23,000 and $44,000, respectively, in 2011 compared to 2010. The Company also paid executive bonuses in 2011 of $114,000 compared to zero bonuses in 2010.

Research and development expenses

Research and development efforts in 2010 were focused primarily on attempts to modify Smart Sponge products for easy and effective deployment in treating the Gulf oil spill. In 2011, the Company shifted its R&D focus to new products using the Smart Sponge technology in applications for the treatment of produced water, and other industrial applications. These efforts involved a significant amount of product testing in the lab and in the field with corresponding increased costs for personnel (employees and consultants), fees for lab analysis, equipment rental and travel costs. Costs related to product testing totaled approximately $225,000 in 2011 compared to similar costs in 2010 of approximately $108,000 and were the primary factor in the $129,713 (26%) increase in research and development costs in 2011.

Other income (expense)

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

In 2011, the Company settled an outstanding non-interest bearing convertible promissory note with a principal amount due of $495,000, for a cash payment of $380,000. This resulted in a gain of $115,000 which is shown on the consolidated statement of operations under other income. Also shown under other income is a gain in 2011 of $242,052 on the valuation of the warrant liability. The warrant liability represents the estimated bifurcated value of certain warrants issued in conjunction with Secured Notes sold by the Company during 2011. The Company revalues this warrant liability at each balance sheet date using the Black-Scholes valuation model. Any change in value is recorded as a gain/loss on valuation of warrant liability.

Liquidity and Capital Resources

Liquidity

The Company had a working capital deficiency of approximately $2,645,000 at December 31, 2011 compared to a working capital deficiency of approximately $1,842,000 at December 31, 2010 despite an increase in cash during the period of approximately $1,382,000. This fluctuation in working capital is primarily the result of the additional short-term debt financing that occurred in 2011 which increased short-term debt from approximately $1,587,000 at December 31, 2010 to $4,345,763 at December 31, 2011. The additional short-term debt incurred during 2011 also caused interest payable to increase from $39,904 at December 31, 2010 to $126,232 at December 31, 2011, which further increased the working capital deficiency at December 31, 2011. The working capital deficiency was favorably affected in 2011 by a reduction of approximately $155,000 in the Company’s liability to customers for deposits (prepayments on orders) which resulted from such deposits either being used to purchase products during the year or being forfeited by customers pursuant to contract terms.

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

Operations in 2011 and 2010 were funded primarily by proceeds from the issuance of (i) AbTech Industries convertible promissory notes (the “AbTech Notes”), (ii) short-term loans, (iii) Abtech Holdings convertible notes and warrants (the “ABHD Notes”), (iv) AbTech Holdings secured convertible promissory notes and warrants (the “Secured Notes’) and (v) equity investments of $2,320,000 pertaining to the funding requirement of the Merger. These proceeds amounted to $7,322,100 in 2011 and $2,827,865 in 2010.

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

At December 31, 2011, the principal amount of debt outstanding was $6,946,524, of which $4,700,000 pertains to ABHD Notes and Secured Notes with maturity dates in 2012. In the event that the holders of these notes elect to not convert the notes to ABHD stock at maturity, the Company will be required to raise additional capital in 2012 to repay the notes at maturity or extend the debt maturity dates and incur higher interest rates on the debt. Under the terms of the ABHD Notes and the Secured Notes, the Company may extend the maturity dates by an additional ninety (90) day period (the “First Extension Option”), during which period the interest rate will increase from twelve percent (12%) to fifteen percent (15%) per annum on the unpaid principal of the notes. The Company may also extend the maturity dates by a second additional 90 day period (the “Second Extension Option”) during which period the interest rate will increase to eighteen percent (18%) per annum on the unpaid principal of the notes. Unpaid interest accrued on notes payable as of December 31, 2011 was $126,232.

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

Operating Activities

The Company had negative cash flow from operations in 2011 of approximately $3.9 million compared to negative cash flows from operations of $2.2 million in 2010. The increase in negative operating cash flow from 2010 to 2011 is primarily the result of increased operating expenses in 2011, as discussed above under “– Results of Operations.” The Company’s negative cash flow from operations in 2011 and 2010 is the result of the Company incurring the costs of developing and marketing its products in various targeted markets in advance of the expected resultant sales revenues. The Company believes that as distribution channels mature, economic conditions improve and targeted market applications are proven and accepted, the Company will be able to generate sufficient revenue to generate positive cash flow from operations.

Investing Activities

The Company had capital expenditures of $11,606 in 2011 and $15,596 in 2010. As of December 31, 2011, the Company had no commitments for future capital expenditures. However, if the Company is successful in achieving significant sales growth in 2012, it may need to expand its manufacturing capacity or outsource some of its manufacturing. The Company believes that developing activities with distributors and new market opportunities for its products make such sales growth possible in 2012 and that such growth is expected to cause the Company to exceed its current manufacturing capacity by the end of 2012. Accordingly, the Company is currently considering both options for expanding manufacturing capacity or outsourcing some of its manufacturing. The Company estimates that it could double its current manufacturing capacity for approximately $250,000 and accommodate an annual sales rate of over $20 million.

Financing Activities

Net cash provided by financing activities for the years ended December 31, 2011 and 2010 amounted to $5,320,566 and $2,130,182, respectively. The net cash provided by financing activities for the year ended December 31, 2011 includes proceeds of $825,000 from the sale of common stock, and gross proceeds of $6,497,000 from the sale of promissory notes and warrants (less financing costs of $410,000). The Company used a portion of these proceeds to repay $1,996,457 of debt. The promissory notes sold in 2011 are all short-term notes that will mature during 2012 and are convertible into shares of ABHD common stock. The Company’s financing activities in 2012 are expected to include raising capital sufficient to repay any of these notes that are not converted to common stock.

Going Concern and Management’s Plans

The accompanying December 31, 2011 consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As discussed in Note 2 to the accompanying December 31, 2011 consolidated financial statements, we have not achieved a sufficient level of revenues to support our business and have suffered substantial recurring losses from operations since our inception. These factors raise substantial doubt about the Company’s ability to continue operations as a going concern. The accompanying December 31, 2011 consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustment that might be necessary should the Company be unable to continue as a going concern. Management believes that the Company’s ability to continue as a going concern will be dependent on its ability to raise additional capital and/or generate significant sales growth in the short term. The Company’s ability to achieve these objectives cannot be determined at this time. However, the Company did complete the final closing of its private offering of the Secured Notes and warrants in February 2012, which provided gross proceeds of $2,600,000 to the Company. Management’s plans in regard to these matters are described in Note 2 to the accompanying December 31, 2011 consolidated financial statements. If the Company is unable to raise additional capital and/or generate significant sales growth in the near term there is a risk that the Company could default on debt maturing during 2012, and could be required to significantly reduce the scope of its operations if no other means of financing operations are available.

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

Fair value of warrant liability and note discount

The warrant liability shown on the Company’s balance sheet at December 31, 2011 represents the estimated value of warrants sold with promissory notes that met the characteristics of a derivative and were required to be bifurcated from the debt and reported as a liability at fair value. This bifurcation resulted in the establishment of the estimated value of the warrant liability and a corresponding note discount in the same amount. The warrant liability was originally valued and is revalued at each balance sheet date using the Black-Scholes valuation model because there is no market price available for the warrants. This model uses estimates of volatility, risk free interest rate and the expected term of the warrants, along with the current market price of the Company’s common stock, to estimate the value of the outstanding warrants. The value of these warrants can change significantly as the market price of the underlying common stock changes. At each balance sheet date this could result in a gain or loss depending on the change in the market price of the stock, among other factors, from one valuation date to the next. The Company recognized such a gain of $242,052 for the year ended December 31, 2011.

The Company used the following assumptions to estimate the fair value of the warrant liability as of June 30, 2012 and December 31, 2011:

December 31, 2011
Expected volatility	81.45%
Expected dividend yield	0%
Expected term	2.3-2.5 years
Risk-free interest rate	0.83%
Market price of common stock	$0.38

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

Stock-based compensation

The Company uses the Black-Sholes model to estimate the value of options and warrants issued to employees and consultants as compensation for services rendered to the Company. This model uses estimates of volatility, risk free interest rate and the expected term of the options or warrants, along with the current market price of the underlying stock, to estimate the value of the options and warrants on the date of grant. In addition, the calculation of compensation costs requires that the Company estimate the number of awards that will be forfeited during the vesting period. The fair value of the stock-based awards is amortized over the vesting period of the awards. For stock-based awards that vest based on performance conditions, expense is recognized when it is probable that the conditions will be met.

The following table summarizes the weighted average of fair value and the significant assumptions used in applying the Black-Scholes model for options granted in 2011 and 2010:

	2011	2010
Weighted average of fair value for options granted
AbTech OptionsABHD Options	$-	$0.90
	0.27	0.12
Weighted average assumptions used:
Expected dividend yield	0.0%	0.0%
Expected volatility	81.5%	13.0-15.0%
Risk-free interest rate	1.9%	2.1%
Expected life (in years)	5.0	8.7

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

PART IV

ITEM 15.                 EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES.

(a)	Financial Statements and Financial Statement Schedules

(1)	Financial Statements are listed in the Index to Financial Statements on page F-1 of this report.

(b)	Exhibits

2.1	Agreement and Plan of Merger, dated July 17, 2010, by and among the Registrant, Abtech Merger Sub, Inc., and AbTech Industries, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the SEC on July 22, 2010)

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated September 17, 2010, by and among the Registrant, Abtech Merger Sub, Inc., and AbTech Industries, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the SEC on September 22, 2010).

3.1	Certificate of Incorporation (incorporated by reference to the Registrant’s Registration Statement on Form SB-2 filed on July 27, 2007, Registration No. 333-144923)

3.2	Articles of Incorporation (incorporated by reference to the Registrant’s Registration Statement on Form SB-2 filed on July 27, 2007, Registration No. 333-144923)

3.3	Bylaws (incorporated by reference to the Registrant’s Registration Statement on Form SB-2 filed on July 27, 2007, Registration No. 333-144923)

3.4	Amendment to Articles of Incorporation (incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the SEC on June 16, 2010)

4	Stock Specimen (incorporated by reference to the Registrant’s Registration Statement on Form SB-2 filed on July 27, 2007, Registration No. 333-144923)

10.1	Transfer Agent Agreement (filed as Exhibit 10.1 to our Annual Report on Form 10-K filed on March 30, 2012 and incorporated herein by reference.)

10.2	Employment Agreement dated May 13, 2009, by and between Glenn R. Rink and AbTech Industries, Inc. (filed as Exhibit 10.2 to our current report on Form 8-K filed on February 14, 2011 and incorporated herein by reference)

10.3	Employment Agreement dated May 13, 2009, by and between Lane J. Castleton and AbTech Industries, Inc. (filed as Exhibit 10.3 to our current report on Form 8-K filed on February 14, 2011 and incorporated herein by reference)

10.4	Form of Indemnification Agreement between Abtech Holdings, Inc. and each member of its Board of Directors. (filed as Exhibit 10.4 to our current report on Form 8-K filed on February 14, 2011 and incorporated herein by reference)

10.5	Independent Contractor Agreement dated May 1, 2010, by and between Gordon Brown and AbTech Industries, Inc. (filed as Exhibit 10.5 to our current report on Form 8-K filed on February 14, 2011 and incorporated herein by reference)

10.6	AbTech Industries, Inc. 2007 Stock Plan (filed as Exhibit 10.6 to our current report on Form 8-K filed on February 14, 2011 and incorporated herein by reference)

10.7	Form of AbTech Industries, Inc. 2007 Incentive Stock Option Agreement (filed as Exhibit 10.7 to our current report on Form 8-K filed on February 14, 2011 and incorporated herein by reference)

10.8	Form of AbTech Industries, Inc. 2007 Non-qualified Stock Option Agreement (filed as Exhibit 10.8 to our current report on Form 8-K filed on February 14, 2011 and incorporated herein by reference)

10.9	Form of AbTech Industries, Inc. Warrant Agreement (filed as Exhibit 10.9 to our current report on Form 8-K filed on February 14, 2011 and incorporated herein by reference)

21	List of Subsidiaries (filed as Exhibit 21 to our Annual Report on Form 10-K filed March 30, 2012 and incorporated herein by reference)

24.1	Power of Attorney (Included on the Signature Page of our Annual Report on Form 10-K filed March 30, 2012)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32**	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed Herewith
**	Furnished Herewith
***	Furnished herewith. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABTECH HOLDINGS, INC.

Date: February 1, 2013	By:	/s/ Glenn R. Rink
Glenn R. Rink
Chief Executive Officer,
President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 1, 2013	By:	/s/ Glenn R. Rink
Glenn R. Rink
Chief Executive Officer,
President and Director

Date: February 1, 2013	By:	/s/ Lane J. Castleton
Lane J. Castleton
Chief Accounting Officer, Chief Financial
Officer, Vice President and Treasurer

Date: February 1, 2013	By:	/s/ *
Olivia H. Farr, Director and Corporate
Secretary

Date: February 1, 2013	By:	/s/ *
David Greenwald, Director

Date: February 1, 2013	By:	/s/ *
A. Judson Hill, Director

Date: February 1, 2013	By:	/s/ *
Jonathan Thatcher, Director

Date: February 1, 2013	By:	/s/ *
Karl Seitz, Director

Date: February 1, 2013	By:	/s/ Steven W. Kohlhagen
Steven W. Kohlhagen, Director

*By:	/s/ Lane J. Castleton
Lane J. Castleton, as attorney-in-fact

ABTECH HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED

DECEMBER 31, 2011 AND 2010

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of

Abtech Holdings, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Abtech Holdings, Inc. and subsidiary as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders’ deficiency, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Abtech Holdings, Inc. and subsidiary at December 31, 2011 and 2010, and the results of its operations, stockholders’ deficiency, and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Semple, Marchal & Cooper, LLP

Certified Public Accountants

Phoenix, Arizona

March 30, 2012, except for Note 18, as to which the date is July 24, 2012

ABTECH HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31,

	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$1,386,502	$4,123
Accounts receivable – trade, net	108,170	36,642
Accounts receivable – related party, net	2,032	13,044
Inventories, net	528,009	569,042
Deferred charges, net	439,203	20,028
Prepaid expenses and other current assets	37,988	76,759
Total current assets	2,501,904	719,638

Fixed assets, net	49,485	65,514
Security deposits	17,977	17,977
Deferred charges, net	15,020	22,673
Total assets	$2,584,386	$825,802

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable	$483,879	$629,470
Accounts payable – related party	29,703	7,736
Loans from shareholders	9,000	180,500
Notes payable	-	21,000
Convertible promissory notes, net of discounts	3,758,082	208,679
Convertible promissory notes – related party, net of discounts	578,681	1,156,000
Customer deposits	38,505	193,180
Accrued interest payable	126,232	39,904
Accrued expenses	122,790	125,557
Total current liabilities	5,146,872	2,562,026

Due to related party	101,524	106,601
Convertible promissory notes	155,000	1,375,865
Convertible promissory notes – related party	1,881,000	2,581,001
Warrant liability	498,976	-
Total liabilities	7,783,372	6,625,493

Commitments and contingencies

Stockholders’ deficiency
Preferred stock , $0.01 par value; 5,000,000 shares authorized; 3,500,000 shares designated as Series A Convertible Preferred Stock, no liquidation preference; 1,589,775 shares issued and outstanding at December 31, 2010	-	15,898
Common stock, $0.001 par value; 300,000,000 authorized shares; 47,160,435 and 49,249,674 shares issued and outstanding at December 31, 2011 and 2010, respectively	47,160	30,786
Additional paid-in capital	24,651,344	18,665,312
Non-controlling interest	(1,674,105)	-
Accumulated deficit	(28,223,385)	(24,511,687)
Total stockholders’ deficiency	(5,198,986)	(5,799,691)
Total liabilities and stockholders’ deficiency	$2,584,386	$825,802

The accompanying notes are an integral part of these consolidated financial statements.

ABTECH HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31,

	2011	2010

Net revenues	$537,152	$381,517
Net revenues – related party	-	52,141
Total net revenues	537,152	433,658

Cost of revenues	458,006	391,675
Gross profit	79,146	41,983

Operating expenses
Selling, general and administrative	3,107,596	2,353,233
Research and development	634,109	504,396
Total operating expenses	3,741,705	2,857,629

Operating loss	(3,662,559)	(2,815,646)

Other income (expense)
Interest expense	(2,078,704)	(115,568)
Gain on extinguishment of debt	115,000	-
Gain on valuation of warrant liability	242,052	-
Other income (expense)	(1,592)	(27,201)
Total other income (expense), net	(1,723,244)	(142,769)

Net loss before income taxes	(5,385,803)	(2,958,415)

Provision for income taxes	-	-
Net loss	(5,385,803)	(2,958,415)
Net loss attributable to non-controlling interest	(489,655)	-
Net loss attributable to controlling interest	$(4,896,148)	$(2,958,415)

Basic and diluted loss per common share	$(0.11)	$(0.10)

Basic and diluted weighted average number of shares outstanding	44,160,713	30,017,868

The accompanying notes are an integral part of these consolidated financial statements.

ABTECH HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

	Preferred Stock		Common Stock		Additional		Non-
	Shares	Amounts	Shares	Amounts	paid-in capital	Accumulated deficit	controlling interest	Total
Balance at December 31, 2009	1,510,875	$15,109	29,264,022	$29,264	$16,617,501	$(21,553,272)	-	$(4,891,398)
Stock-based compensation expense					239,265			239,265
Common stock issued for services			27,034	27	19,953			19,980
Preferred stock of subsidiary issued for debt conversion	66,667	667			249,333			250,000
Interest paid in preferred shares of subsidiary	12,233	122			45,755			45,877
Advances received pre-merger			1,495,000	1,495	1,493,505			1,495,000
Net loss						(2,958,415)		(2,958,415)
Balance at December 31, 2010	1,589,775	$15,898	30,786,056	30,786	18,665,312	(24,511,687)	-	(5,799,691)
Shares issued to effect reverse merger			10,000,000	10,000	(10,000)			-
Preferred shares of subsidiary converting at merger	(150,161)	(1,502)	799,424	799	703			-
Preferred shares of subsidiary that did not convert at merger	(1,439,614)	(14,396)			14,396	1,184,450	(1,184,450)	-
Shares issued for conversion of debt at merger			1,919,320	1,919	1,347,372			1,349,291
Shares issued for debt conversion post-merger			3,065,004	3,065	1,732,119			1,735,184
Stock-based compensation expense					135,545			135,545
Common stock issued for cash			825,000	825	824,175			825,000
Common stock issued for services			449,931	450	320,083			320,533
Shares forfeited and cancelled			(684,300)	(684)	684			-
Beneficial conversion feature of new debt					1,620,955			1,620,955
Net loss						(4,896,148)	(489,655)	(5,385,803)
Balance at December 31, 2011	-	$-	47,160,435	$47,160	$24,651,344	$(28,223,385)	(1,674,105)	$(5,198,986)

The accompanying notes are an integral part of these consolidated financial statements.

ABTECH HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

	2011	2010
Operating Activities
Net loss	$(5,385,803)	$(2,958,415)
Adjustments to reconcile net loss attributable to controlling interest to net cash used in operating activities
Depreciation and amortization	27,635	47,452
Common stock issued for services rendered	320,533	19,980
Stock-based compensation expense	135,546	239,265
Preferred stock of subsidiary issued for interest on notes payable	20,784	45,877
Interest related to beneficial conversion feature	1,620,955	-
Income from forgiveness of debt	(115,000)	-
Note discount amortized as interest	159,657	-
Deferred charges expensed as interest	142,836	-
Gain on change in fair value of warrant liability	(242,052)	-
Changes in operating assets and liabilities:
Accounts receivable, net	(60,516)	(4,709)
Inventories, net	41,033	12,082
Prepaid expenses and other current assets	38,771	1,905
Deferred charges, net	(436,222)	-
Accounts payable	(123,624)	309,505
Customer deposits	(154,675)	(3,928)
Accrued interest payable	86,328	17,199
Accrued expenses	(2,767)	54,414
Net cash used in operating activities	(3,926,581)	(2,219,373)

Investing Activities
Purchases of fixed assets	(11,606)	(15,596)
Net cash used in investing activities	(11,606)	(15,596)

Financing Activities
Proceeds from issuance of common stock	825,000	1,495,000
Proceeds from borrowings from shareholders	-	41,000
Repayment of borrowings	(1,924,957)	(551,321)
Repayment of borrowings from shareholders	(71,500)	(141,500)
Proceeds from notes payable	6,497,100	1,291,865
Net decrease in due to related party	(5,077)	(4,862)
Net cash provided by financing activities	5,320,566	2,130,182

Net change in cash and cash equivalents	1,382,379	(104,787)
Cash and cash equivalents at beginning of period	4,123	108,910
Cash and cash equivalents at end of period	$1,386,502	$4,123

Supplemental cash flow information:
Cash paid for interest	$43,642	$43,343
Cash paid for income taxes	$-	$-
Noncash investing and financing activities:
Preferred stock of subsidiary issued for conversion of debt, including accrued interest	$3,084,474	$295,877
Common stock and warrants issued for services	$456,079	$19,980
Beneficial conversion feature recorded to additional paid-in capital	$1,620,955	$-
Preferred shares of subsidiary not converting at merger	$1,184,450	$-
Unamortized portion of debt discount	$463,235	$-
Portion of debt discount in deferred charges	$118,136	$-

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

AbTech Industries, Inc. (“AbTech”), a Delaware corporation with an authorized capital of 15,000,000 shares of $0.01 par value common stock and 5,000,000 shares of $0.01 par value preferred stock, was acquired by ABHD in a reverse acquisition transaction (the “Merger”) on February 10, 2011. In accordance with the merger agreement between AbTech and ABHD (the “Merger Agreement”), ABHD acquired all of the issued and outstanding common stock of AbTech, including shares issuable upon the conversion of Series A preferred stock and convertible promissory notes outstanding, in exchange for the stockholders of AbTech acquiring 46,000,000 shares of ABHD common stock. ABHD also agreed to reduce its number of common shares outstanding to 10,000,000 shares prior to the merger. (See Note 12 – Reverse Acquisition Transaction). The preferred stockholders of AbTech Industries that elected to not convert and exchange their shares for ABHD common shares represent the non-controlling interest shown on the Consolidated Balance Sheet as of December 31, 2011.

For accounting purposes, the transaction has been accounted for as a reverse acquisition, with AbTech as the acquirer. These consolidated financial statements of the Company represent a continuation of the financial statements of AbTech, with one adjustment, which is to retroactively adjust the legal capital of AbTech to reflect the legal capital of ABHD. Comparative information presented in these consolidated financial statements also has been retroactively adjusted to reflect the legal capital of the Company, except that the number of shares of preferred stock of AbTech outstanding prior to the Merger are shown as the actual number of shares of preferred stock outstanding.

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

Summary of Significant Accounting Policies

Basis of Financial Statement Presentation – The consolidated financial statements include the accounts of ABHD, AbTech and ESC. Intercompany accounts and transactions have been eliminated. The shares of preferred stock of AbTech outstanding prior to the merger are shown in the consolidated financial statements at their actual share amounts without giving effect to the potential of these shares to convert to shares of ABHD common stock. After the Merger, the shares of preferred stock that have not converted to shares of ABHD common stock represent the minority interest shown on the Consolidated Balance Sheet. The consolidated financial statements do not include the operations of ABHD prior to the date of the Merger which are considered to be immaterial to the operations of AbTech. The equity section of the Consolidated Balance Sheets and the basic and diluted weighted average number of shares outstanding on the Consolidated Statements of Operations for periods prior to the date of the Merger have been restated to give retroactive effect to the merger transaction and to show the shares outstanding at the Balance Sheet dates as if such shares had been exchanged for ABHD shares in accordance with the terms of the Merger Agreement. The equity section of the Consolidated Balance Sheets and the basic and diluted weighted average number of shares outstanding on the Consolidated Statements of Operations for periods ended after the date of the Merger represents the actual shares of ABHD outstanding after the share exchanges that occurred as part of the merger transaction. The non-controlling interest shown on the Consolidated Balance Sheet as of December 31, 2011, represents the ownership interest in AbTech of the holders of AbTech Series A preferred stock that elected not to exchange their Series A preferred shares for common shares of ABHD as allowed by the Merger Agreement.

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

Collectability Is Reasonably Assured – Collectability is assessed on a customer by customer basis based on criteria outlined by management.

In 2011 and 2010, the Company recognized revenue from the sale of its Smart Sponge and Smart Sponge Plus products, including Ultra-Urban Filters, Line Skimmers, Passive Skimmers and Smart Paks. The Smart Paks are usually sold as a component of an engineered system such as an end-of-pipe vault or other larger multi-product treatment train. The Company provides engineering design services on some engineered solutions but does not perform any major installation of such systems. Revenue from design services are recognized at the time the engineering services are completed. The Company recognizes shipping and handling fees as revenue and the related expenses as a component of cost of sales. All internal handling charges are charged to selling, general and administrative expenses.

The payment terms for sales made to distributors vary based on the credit worthiness of the particular vendor and the size of the order. Some orders require prepayment of up to 50% at the time the order is received, others require payment in full before shipping and others are made on terms requiring payment within 30 days of the date of shipment. Distributors do not have a right of return for products purchased from the Company. The Company may on occasion allow a return under appropriate conditions to promote good business practices, however, such returns have been and are expected to be minimal. Regardless of when payment is received from the distributor, revenues are recognized in accordance with the criteria for revenue recognition described above.

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

Cost Recognition – Cost of revenues includes all direct material and labor costs and those indirect costs of bringing raw materials to sale condition, including depreciation of equipment used in manufacturing and shipping and handling costs. Selling, general, and administrative costs are charged to operating expenses as incurred. Research and development costs are expensed as incurred and are included in operating expenses. Advertising costs are expensed as incurred. Total advertising costs for 2011 and 2010 were $23,792 and $14,811, respectively.

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

Reverse Acquisition – The Company has accounted for the reverse acquisition discussed above in accordance with ASC 805-40 (Reverse Acquisitions). The 10,000,000 shares of ABHD outstanding immediately prior to the reverse acquisition represent the consideration transferred for the merger.

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

Other Commitments – The Company has other commitments for consulting fees that extend through 2012 amounting to $90,400. These commitments are cancellable on 15-30 days’ notice.

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

During the years ended December 31, 2011 and 2010, net deferred tax benefit was approximately $1,293,000 and $520,000, respectively. At December 31, 2011 and 2010, the Company has federal loss carryforwards of approximately $27.9 million and $24.6 million, respectively, and state loss carryforwards of approximately $12.5 million and $9.6 million, respectively, which are available to reduce future taxes, if any. These net operating loss carryforwards expire through 2031 and 2016, respectively. The net change in the total valuation allowance for the years ended December 31, 2011 and 2010 was a net increase of approximately $1,293,000 and $520,000, respectively. Based on the Company’s loss position and projection of future taxable income, management believes that it is more likely than not that the Company will not fully realize the benefit of its net deferred tax assets. Pursuant to Internal Revenue Code Section 382, annual utilization of the Company’s net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% is deemed to occur within any three-year period. The Company believes that the Reverse Acquisition Transaction will not cause any limitation on future utilization of net operating loss carryforwards.

NOTE 10 – CONVERTIBLE PROMISSORY NOTES

At December 31, 2011 and December 31, 2010 the Company had promissory notes outstanding of $6,372,763 and $5,321,545, respectively, convertible into shares of the Company’s common stock. The conversion rate, interest rate and maturity dates of the notes outstanding at December 31, 2011 are shown in the table below:

Type of Financing	Principal Amount	Interest Rate	Conversion Rate	Maturity Date
Related Party
Junior Convertible Notes	$100,000	0%	$0.50	9/30/2011
Senior Convertible Notes	750,000	0%	$0.70	3/31/2013
Senior Convertible Notes	400,000	0%	$0.70	7/7/2013
Senior Convertible Notes	200,000	0%	$0.70	12/19/2013

Type of Financing	Principal Amount	Interest Rate	Conversion Rate	Maturity Date
Senior Convertible Notes	325,000	0%	$0.70	2/3/2014
Senior Convertible Notes	200,000	0%	$0.70	4/16/2014
Senior Convertible Notes	6,000	0%	$0.70	5/11/2014
ABHD Convertible Notes	500,000	12%	$0.60	4/30/2012
Unamortized discount on ABHD Convertible Notes	(21,319)
Subtotal - related party	2,459,681
Non-related party
Senior Convertible Note	55,000	0%	$0.70	4/8/2014
Senior Convertible Notes	100,000	0%	$0.70	11/25/2014
ABHD Convertible Notes	200,000	12%	$0.60	4/30/2012
Secured ABHD Notes	25,000	12%	$0.70	5/15/2012
Secured ABHD Notes	25,000	12%	$0.70	5/18/2012
Secured ABHD Notes	50,000	12%	$0.70	5/22/2012
Secured ABHD Notes	550,000	12%	$0.70	6/3/2012
Secured ABHD Notes	675,000	12%	$0.70	6/19/2012
Secured ABHD Notes	650,000	12%	$0.70	7/24/2012
Secured ABHD Notes	1,645,000	12%	$0.70	8/18/2012
Secured ABHD Notes	380,000	12%	$0.70	8/24/2012
Unamortized discount on Secured ABHD Notes	(441,918)
Subtotal - non-related party	3,913,082
Total	$6,372,763

The conversion rate (stated in terms of the conversion rate into shares of ABHD common stock), interest rate and maturity dates of the notes outstanding at December 31, 2010 are shown in the table below:

Type of Financing	Principal Amount	Interest Rate	Conversion Rate	Maturity Date
Related Party
Junior Convertible Notes	$1,156,000	0%	$0.50	9/30/2011
Senior Convertible Notes	750,000	0%	$0.70	3/31/2013
Senior Convertible Notes	400,000	0%	$0.70	7/7/2013
Senior Convertible Notes	200,001	0%	$0.70	8/27/2013
Senior Convertible Notes	200,000	0%	$0.70	12/19/2013
Senior Convertible Notes	325,000	0%	$0.70	2/3/2014
Senior Convertible Notes	200,000	0%	$0.70	4/16/2014
Senior Convertible Notes	6,000	0%	$0.70	5/11/2014
Senior Convertible Notes	500,000	12%	$0.70	6/26/2014
Subtotal - related party	3,737,001
Non-related party
Senior Convertible Notes	100,000	0%	$0.70	10/3/2013
Senior Convertible Notes	100,000	0%	$0.70	1/8/2014
Senior Convertible Notes	50,000	0%	$0.70	10/3/2013
Senior Convertible Note	55,000	0%	$0.70	4/8/2014
Senior Convertible Note	100,000	0%	$0.70	5/8/2014
Senior Convertible Notes	50,000	0%	$0.70	6/12/2014

Type of Financing	Principal Amount	Interest Rate	Conversion Rate	Maturity Date
Senior Convertible Notes	50,000	0%	$0.70	11/5/2014
Senior Convertible Notes	100,000	0%	$0.70	11/25/2014
Senior Convertible Note	100,000	0%	$0.70	2/5/2015
Senior Convertible Notes	185,000	0%	$0.70	2/9/2015
Senior Convertible Note	25,000	0%	$0.70	2/12/15
Senior Convertible Note	300,000	0%	$0.70	4/13/15
Senior Convertible Note	125,865	0%	$0.70	7/15/15
Senior Convertible Note	35,000	0%	$0.70	9/10/15
Promissory Note	83,679	12%	$0.70	8/2/10
Promissory Note	100,000	12%	$0.70	8/26/10
Promissory Note	25,000	12%	$0.70	5/2/11
Subtotal - non-related party	1,584,544
Total	$5,321,545

The terms of the various types of convertible notes included in the tables above are described as follows:

Junior Convertible Notes and Senior Convertible Notes – These notes are convertible into shares of AbTech Series A preferred stock and, consequently, into shares of ABHD common stock. The conversion rate shown in the table above reflects the rate at which the notes could be converted into shares of ABHD common stock. The notes are due in full at maturity but may be prepaid at any time prior to the maturity date with proper notice to the note holder. In the event of liquidation of AbTech, the Senior Convertible Notes have priority in right of payment over the Junior Convertible Notes. Additionally, holders of Senior Convertible Notes have priority over any amounts due stockholders of AbTech, regardless of the form of payment which may be due. Two notes included in the table above have maturity dates prior to December 31, 2011; however, each of the note holders has indicated their intention to convert the notes in accordance with their terms in 2012.

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

AbTech’s 2007 Stock Plan - Prior to the Merger with ABHD, AbTech issued stock options under a plan (the “2007 Stock Plan”) that allowed up to 15% of the capital stock outstanding of AbTech to be available for awards granted under the plan. Options granted under the plan expire on the earlier of the stated expiration date or, in the case of incentive stock options, ninety days after the date employment ends or, in the case of non-statutory options, 30 days after the optionee ceases to be a service provider to the Company. The stated expiration dates occur between 2012 and 2020. Stock options were granted at the fair market value of the common stock as determined by the Board of Directors on the date of grant and are exercisable subject to vesting provisions and performance objectives. All outstanding stock options granted by AbTech outstanding as of the date of the reverse acquisition transaction with ABHD automatically convert into options for the purchase of shares of ABHD common stock at the rate of 5.32 shares of ABHD stock for each share of AbTech stock. ABHD will issue new authorized shares for the AbTech stock options exercised after February 10, 2011, the date of the Merger.

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

The Company’s stock option activity for the years ending December 31, 2011 and 2010 is summarized below (all share amounts for option granted by AbTech have been restated to give effect to the merger exchange ratio and reflect the equivalent number of ABHD shares):

AbTech Options

	Number of AbTech Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Term
Balance at December 31, 2009	4,152,551	$0.70	4.97
Granted	3,306,069	0.70
Exercised	-	-
Forfeited or expired	(2,129,513)	0.70
Outstanding at December 31, 2010	5,329,107	0.70	6.56
Forfeited or expired	(2,629,949)	0.70
Outstanding at December 31, 2011	2,699,158	$0.70	3.45

As of December 31, 2011, there were 2,699,158 stock options outstanding and exercisable with a weighted average remaining life of 3.45 years and an intrinsic value of $0.

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

The following table summarizes the activity of the shares and weighted-average grant date fair value of the Company’s non-vested common stock options during the years ending December 31, 2011 and 2010:

	Non-vested AbTech Shares		Non-vested ABHD Shares
	Number of Shares	Weighted- average grant date fair value	Number of Shares	Weighted -average grant date fair value
Non-vested at December 31, 2009	1,426,769	$0.28	-
Granted	3,306,069	0.17	640,000	$0.12
Vested	(990,218)	0.17	-
Forfeited or expired	(1,240,442)	0.27	-
Non-vested at December 31, 2010	2,502,178	0.18	640,000	$0.12
Granted	-		4,734,300	$0.27
Vested	(399,284)	0.10	(320,000)	$0.12
Forfeited or expired	(2,102,894)	0.20	-
Non-vested at December 31, 2011	-	$-	5,054,300	$0.27

Common stock

In conjunction with the Merger that occurred in February 2011, the Company sold 2,320,000 shares of common stock for $2,320,000 of cash, of this amount 1,495,000 shares were issued during 2010 and 825,000 shares were issued during 2011 (see Note 12 - REVERSE ACQUISITION TRANSACTION).

During 2011, the Company issued 449,931 shares of common stock to five entities for services rendered to the Company during the year. These shares were valued at the closing market price of the Company’s common stock on the measurement date in accordance with the provisions of ASC 505-50-30. The resulting expense of $320,533 is included in Selling, general and administrative expense in the consolidated statements of operations.

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

In 2010 the Company issued the following warrants (all share amounts for warrants granted by AbTech have been restated to give effect to the merger exchange ratio and reflect the equivalent number of ABHD shares):

•	Four individuals received warrants to purchase 692,092 shares of ABHD common stock as compensation for consulting services provided to the Company. Warrants for 638,854 shares have an exercise price of $0.80 per share and are exercisable at any time prior to January 11, 2015. Warrants for 53,238 shares have an exercise price of $0.70 per share and are exercisable at any time prior to April 17, 2015. Compensation expense related to these warrants of $68,024 was included in Selling, general and administrative expense in the consolidated statements of operations.
•	One individual received a warrant to purchase 58,205 shares of ABHD common stock with an exercise price of $0.70 per share as a finder’s fee in conjunction with raising capital. The warrants are exercisable at any time prior to April 7, 2015 and April 30, 2015, respectively. Compensation expense related to this warrant of $7,821 was included in Other income (expense) in the consolidated statements of operations.

A summary of common stock warrants outstanding at December 31 is as follows:

	AbTech Warrants		ABHD Warrants
	Number of Warrants	Weighted- average Exercise Price	Number of Warrants	Weighted- average Exercise Price
Outstanding at December 31, 2009	4,422,877	$0.79	-	$-
Granted	750,297	0.79	-	-
Exercised	-	-	-	-
Forfeited or expired	(106,476)	0.70	-	-
Outstanding at December 31, 2010	5,066,698	0.79	-	-
Granted	-	-	4,196,666	.59
Exercised	-	-	-	-
Forfeited or expired	(3,306,069)	0.80	-	-
Outstanding at December 31, 2011	1,760,629	$0.77	4,196,666	$.59

The 1,760,629 exercisable AbTech warrants outstanding at December 31, 2011 expire at various dates through 2015 and have a weighted average remaining life of 2.5 years.

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

•	Issuance of Common Stock – At the closing of the Merger, ABHD issued 32,009,801 shares of its common stock to the stockholders of AbTech in exchange for 100% of the issued and outstanding common stock of AbTech. Immediately prior to the Merger, ABHD had 10,000,000 shares of common stock issued and outstanding, excluding the shares issued as part of a $3 million funding required by the Merger Agreement. $1,645,000 of the $3 million funding was received by ABHD prior to closing ($150,000 of the $1,645,000 was received after December 31, 2010). The financier issued a promissory note (the “Note”) to ABHD for the $1,355,000 balance of the financing commitment which was to be funded in cash after the Merger closing. The Note was secured by a total of 1,145,000 shares of ABHD common stock pledged by the financier (the “Collateral”). ABHD elected to hold the Note as a funding commitment only and did not record the Note or issue any shares in exchange for the Note. Subsequent to the date of the merger ABHD received $675,000 of the remaining $1,355,000 due on the Note. Of the 675,000 common shares due to investors for these payments, the Company issued 500,000 shares and held the remaining 175,000 shares as additional collateral for the Note. In May of 2011, the financier defaulted on the $680,000 balance due on the Note, released 509,300 shares of the Collateral and relinquished its rights to the 175,000 shares of additional collateral held by the Company.
•	Conversion of AbTech’s Preferred Stock – At the effectiveness of the Merger, 1,439,614 shares of Series A Preferred Stock (“Preferred Stock”) of AbTech outstanding immediately prior to the Merger were converted into 1,439,614 shares of preferred stock of Surviving Corporation (i.e. AbTech, post-Merger). The privileges, rights, and preferences of the Preferred Stock were not affected or altered by such conversion. Accordingly, the Preferred Stock may be converted at any time into common shares of AbTech as the Surviving Corporation and subsequently such common shares of the Surviving Corporation will be exchanged for shares of the common stock of ABHD at the same exchange rate in effect for common shares of AbTech at the date of the Merger (the “Merger Consideration”). The Preferred Stock outstanding as of December 31, 2010, is listed separately on the Consolidated Balance Sheet as of December 31, 2010. The Preferred Stock that converted to ABHD common stock at the Merger or subsequent to the Merger, is included in common stock in the Consolidated Balance Sheet as of December 31, 2011. The preferred stockholders that elected to not convert and exchange their shares for ABHD common shares, represent the non-controlling interest shown on the Consolidated Balance Sheet as of December 31, 2011.
•	Conversion of AbTech’s Warrants – At the effectiveness of the Merger, 480,266 warrants to purchase AbTech common stock outstanding immediately prior to the Merger were converted into warrants to purchase 2,557,153 shares of common stock of ABHD. At the effective time of the Merger, 471,444 warrants to purchase AbTech Preferred Stock outstanding immediately prior to the Merger were converted into warrants to purchase 471,444 shares of preferred stock of the AbTech as the Surviving Corporation. The aggregate exercise price and other terms of such warrants were not affected or altered by such conversion and, upon exercise of any such warrants, the shares of preferred stock received upon such exercise would be convertible at any time for common shares of AbTech, whereupon such common shares would be exchanged for the Merger Consideration.
•	Conversion of AbTech’s Options – At the effectiveness of the Merger, options to purchase 992,000 shares of AbTech common stock outstanding immediately prior to the Merger were converted into options to purchase 5,281,855 shares of common stock of ABHD. The aggregate exercise price and other terms of such options were not affected or altered by such conversion.
•	Conversion of AbTech‘s Convertible Debt – As of the closing of the Merger, $3,980,666 of outstanding notes of the Company that were convertible into Preferred Stock of AbTech prior to the Merger were retained by the holders and $1,349,291 of such notes were converted into 1,919,320 shares of common stock of ABHD. The notes retained by the holders may be converted into shares of ABHD stock at the same rate as if they had been converted at the time of the merger.

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

NOTE 18 – REVISED RETROACTIVE RESTATEMENT OF STOCKHOLDERS’ DEFICIENCY TO REFLECT THE MERGER TRANSACTION

Subsequent to the issuance of the 2011 audited consolidated financial statements, the Company concluded that the retroactive restatement of stockholders’ deficiency and other disclosures to reflect the reverse merger that took place during 2011 should be revised as follows:

a)	The 10,000,000 shares of ABHD common stock that were outstanding prior to the Merger are now shown as having been issued in 2011 to effect the reverse merger rather than being issued and outstanding prior to the date of the Merger.
b)	The preferred stock of Abtech Industries that was outstanding prior to the Merger is now shown as a separate component of stockholders’ deficiency as of December 31, 2010. Previously, these preferred shares had been retroactively reflected prior to the date of the Merger as if converted into ABHD common stock. Shares of preferred stock that converted to ABHD common stock at the time of the Merger are now reflected as having converted during 2011 and the shares of preferred stock that did not convert at the time of the Merger are shown as the non-controlling interest.
c)	Because the Merger is being treated as a reverse recapitalization rather than a business combination, there should not be any goodwill recorded as part of the transaction. Accordingly, the Company has eliminated the goodwill of $10,000 that was previously shown on the balance sheet after the Merger.
d)	In Notes 10 and 11, the number of shares, exercise prices and conversion rate for the options, warrants and convertible debt of AbTech Industries have been restated using the merger exchange ratio to their equivalent shares of ABHD common stock.

As a consequence of these changes, the basic and diluted loss per common share for the year ended December 31, 2010 changed from $(0.06) per share to $(0.10) per share. There was no change to the basic and diluted loss per common share for the year ended December 31, 2011. There was no change to the net loss reported for either year.

