Form 10-Q/A
period 2012-03-31
Abtech Holdings, Inc.
filed 2013-02-04
CIK 1405858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

☒	AMENDED QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

ABTECH HOLDINGS, INC.
(Name of registrant as specified in its charter)

Nevada	14-1994102
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

4110 N. Scottsdale Road, Suite 235 Scottsdale, Arizona	85251
(Address of Principal Executive Offices)	(Zip Code)

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

☐	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 10, 2012
Common stock, $.001 par value	48,850,571

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

This amendment (the “Form 10-Q/A”) to the Quarterly Report on Form 10-Q for the three-months ended March 31, 2012, which was filed with the Securities and Exchange Commission (“SEC”) on May 15, 2012 (the “Original Form 10-Q” and together with the Form 10-Q/A the “Form 10-Q”) is being filed for the purpose of making the following revisions to address comments received from the SEC regarding a Registration Statement on Form S-1 originally filed by ABHD on April 13, 2012:

1.	Changes to the Condensed Consolidated Financial Statements included in Item 1 of this quarterly report on Form 10-Q:

a.	Revise the retroactive restatement of the statement of stockholders’ deficiency and other disclosures to reflect the reverse merger that took place during 2011. These changes are more fully described in NOTE 18 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as amended.

b.	Revise Consolidated Statement of Financial Position to begin the Operating Activities section with “Net loss” rather than “Net loss attributable to controlling interest.”

2.	Expand Management’s Discussion and Analysis of Financial Condition and Results of Operations to provide more detail regarding the results of operations, liquidity, and other disclosures including supplemental information regarding significant estimates, judgments and assumptions in implementing the Company’s critical accounting policies.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ABTECH HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,616,731	$1,386,502
Accounts receivable – trade, net	168,379	108,170
Accounts receivable – related party, net	-	2,032
Inventories, net	486,270	528,009
Deferred charges, net	680,905	439,203
Prepaid expenses and other current assets	31,429	37,988
Total current assets	3,983,714	2,501,904

Fixed assets, net	53,079	49,485
Security deposits	17,977	17,977
Deferred charges, net	12,488	15,020

Total assets	$4,067,258	$2,584,386

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable	$336,317	$483,879
Accounts payable – related party	24,688	29,703
Loans from shareholders	9,000	9,000
Convertible promissory notes, net of discounts	4,737,387	3,758,082
Convertible promissory notes – related party, net of discounts	495,901	578,681
Customer deposits	15,329	38,505
Accrued interest payable	312,421	126,232
Accrued expenses	116,860	122,790
Total current liabilities	6,047,903	5,146,872

Due to related party	100,238	101,524
Convertible promissory notes	276,000	155,000
Convertible promissory notes – related party	1,710,000	1,881,000
Warrant liability	2,521,883	498,976
Total liabilities	10,656,024	7,783,372

Commitments and contingencies

Stockholders’ deficiency
Common stock, $0.001 par value; 300,000,000 authorized shares; 48,482,344 and 47,160,435 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	48,482	47,160
Additional paid-in capital	26,056,918	24,651,344
Non-controlling interest	(1,794,888)	(1,674,105)
Accumulated deficit	(30,899,278)	(28,223,385)
Total stockholders’ deficiency	(6,588,766)	(5,198,986)
Total liabilities and stockholders’ deficiency	$4,067,258	$2,584,386

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

ABTECH HOLDINGS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31,

	2012	2011
Operating Activities
Net loss	$(2,796,676)	$(849,508)
Adjustments to reconcile net loss attributable to controlling interest to net cash used in operating activities
Depreciation	6,920	11,724
Stock-based compensation expense	81,463	68,164
Preferred stock of subsidiary issued for interest on notes payable	-	5,507
Note discount amortized as interest	438,106	-
Deferred charges expensed as interest	258,862	-
Loss on change in fair value of warrant liability	916,908	-
Changes in operating assets and liabilities:
Accounts receivable	(58,177)	17,009
Inventories	41,739	5,160
Prepaid expenses and other current assets	6,559	(3,826)
Deferred charges	(258,181)	-
Accounts payable	(152,577)	43,721
Customer deposits	(23,176)	2,449
Accrued interest payable	186,189	(11,600)
Accrued expenses	(5,930)	22,527
Net cash used in operating activities	(1,357,971)	(688,673)

Investing Activities
Purchases of fixed assets	(10,514)	-
Net cash used in investing activities	(10,514)	-

Financing Activities
Proceeds from issuance of common stock	-	700,000
Repayment of borrowings	-	(83,679)
Repayment of borrowings from shareholders	-	(41,000)
Proceeds from notes payable	2,600,000	475,000
Proceeds held for restricted use	-	(313,624)
Net decrease in due to related party	(1,286)	(1,663)
Net cash provided by financing activities	2,598,714	735,034

Net change in cash and cash equivalents	1,230,229	46,361
Cash and cash equivalents at beginning of period	1,386,502	4,123
Cash and cash equivalents at end of period	$2,616,731	$50,484

Supplemental cash flow information:
Cash paid for interest	$1,264	$20,219
Cash paid for income taxes	-	-
Noncash investing and financing activities:
Preferred stock of subsidiary issued for conversion of debt, including accrued interest	$-	$1,347,372
Common stock, warrants and options issued for services	81,463	68,164
Preferred shares of subsidiary not converting at merger	-	1,184,450
Portion of debt discount in deferred charges	239,851	-
Common stock issued for conversion of debt	125,000	-
Issuance of warrant liability	1,105,999	-
Unamortized portion of debt discount	2,091,712	-

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

Results of Operations

Comparison of the three months ended March 31, 2012 and 2011

Revenue

Revenues in the first quarter of 2012 increased by 453% compared to revenues in the same period of the prior year due entirely to the volume of products sold, but were approximately 11% less than revenues earned in the fourth quarter of 2011. The fourth quarter of 2011 included an unusual item of revenue related to the $77,000 forfeiture by a distributor of certain prepayments made to the Company. The Company believes that these revenue figures reflect some improvement in the economic factors that affect sales of the Company’s products as well as some initial results of expanded business development efforts by the Company. The Company expects that significant sales growth will begin to occur in the second half of 2012 as new projects being pursued in stormwater, industrial and produced water markets begin to generate revenues. The Company’s distributor, Waste Management, Inc., is continuing its efforts to establish business operations that are expected to provide stormwater treatment solutions to municipalities in the United States using AbTech products.

Gross Margin

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

Selling, general and administrative expenses

Selling, general and administrative expenses increased by approximately $257,000 or 40% in the first quarter of 2012 as compared to the same period in 2011. These increases were due primarily to an expanded business development effort that included increased payroll related costs of approximately $89,000 for additional employees, increased travel expenses of approximately $21,000 and increased costs for government affairs consultants of $12,000. The Company is also experiencing the higher costs associated with being a public company such as audit, legal and investor relations costs. These costs amounted to approximately $205,000 in the first quarter of 2012 compared to $149,000 in the first quarter of 2011. The cost increase was due primarily to increases in the first quarter of 2012 of approximately $88,000 for investor relations, $16,000 for audit fees and $12,000 for liability insurance, although these cost increases were partially offset by cost reductions for legal fees and public relations costs which were unusually high in the first quarter of 2011 due to the closing of the Merger Transaction. Selling, general and administrative costs in the first quarter of 2012 also included an increase of $10,000 for directors’ fees and $72,000 for stock based compensation attributable to options vesting during the quarter.

Research and development expenses

Research and development costs increased approximately 26% for the three-month period ended March 31, 2012 as compared to the same period of the prior year due to product development activities associated with lab and field testing of products in new applications and testing of new product designs.

Other income (expense)

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

Included in other income for the three-months ended March 31, 2012 is a loss on valuation of warrant liability of $916,908. The warrant liability represents the estimated bifurcated value of certain warrants issued in conjunction with Secured Notes sold by the Company during 2011 and 2012. The Company revalues this warrant liability at each balance sheet date using the Black-Scholes valuation model. Any change in value is recorded as a gain/loss on valuation of warrant liability .

Liquidity and Capital Resources

To date, the Company has not generated sufficient revenue to cover its operating costs and continues to operate with negative cash flow. While we expect to achieve significant sales growth over the long-term, continued negative cash flow from lperations is expected in the short-term. The Company may require additional capital to maintain current operations if sales growth does not occur as anticipated. In addition, rapid growth may require the Company to enter into working capital financing arrangements. The Company currently has no such financing commitments in place.

The Company had a working capital deficiency of approximately $2,064,000 at March 31, 2012 compared to a working capital deficiency of approximately $2,645,000 at December 31, 2011. The Company’s cash balance increased from $1,386,502 at December 31, 2011 to $2,616,731 at March 31, 2012. The working capital deficiency is primarily attributable to the short-term convertible promissory notes (the “ST Notes”) outstanding which totaled (net of discounts) $5,233,288 at March 31, 2012 and $4,336,763 at December 31, 2011. Accrued interest on the ST Notes increased from $126,232 at December 31, 2011 to $312,421 at March 31, 2012. In February 2012, the Company issued $2.6 million of additional ST Notes.

The $1,358,000 of net cash used in operations during the three months ended March 31, 2012, was funded primarily by the $2.6 million proceeds from the Secured Notes financing that occurred in February 2012 and the cash available at the beginning of the period of approximately $1.4 million.

Comparison of cash flows for the three months ended March 31, 2012 and 2011

Operating Activities

The Company had negative cash flow from operations for the three months ended March 31, 2012 of approximately $1,358,000 compared to negative cash flows from operations of $689,000 in the same period of 2011. The increase in negative cash flow from operations is primarily the result of a $294,000 increase in operating expenses, a reduction in accounts payable and accrued liabilities of approximately $158,000 and an increase in accounts receivable of approximately $58,000 during the three months ended March 31, 2012.

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

Fair value of warrant liability and note discount

The warrant liability shown on the Company’s balance sheets at December 31, 2011 and March 31, 2012 represents the estimated value of warrants sold with promissory notes that met the characteristics of a derivative and were required to be bifurcated from the debt and reported as a liability at fair value. This bifurcation resulted in the establishment of the estimated value of the warrant liability and a corresponding note discount in the same amount. The warrant liability was originally valued and is revalued at each balance sheet date using the Black-Scholes valuation model because there is no market price available for the warrants. This model uses estimates of volatility, risk free interest rate and the expected term of the warrants (estimated using the “plain vanilla method”), along with the current market price of the Company’s common stock, to estimate the value of the outstanding warrants. The value of these warrants can change significantly as the market price of the underlying common stock changes. At each balance sheet date this could result in a gain or loss depending on the change in the market price of the stock, among other factors, from one valuation date to the next. The Company recognized such a gain of $242,052 for the year ended December 31, 2011 and a loss of $(916,908) for the three months ended March 31, 2012.

The Company used the following assumptions to estimate the fair value of the warrant liability as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Expected volatility	97.1%	81.45%
Expected dividend yield	0%	0%
Expected term	2.2 – 2.4 years	2.3-2.5 years
Risk-free interest rate	1.04%	0.83%
Market price of common stock	$0.75	$0.38

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

Stock-based compensation

The Company uses the Black-Sholes model to estimate the value of options and warrants issued to employees and consultants as compensation for services rendered to the Company. This model uses estimates of volatility, risk free interest rate and the expected term (using the plain vanilla method) of the options or warrants, along with the current market price of the underlying stock, to estimate the value of the options and warrants on the date of grant. In addition, the calculation of compensation costs requires that the Company estimate the number of awards that will be forfeited during the vesting period. The fair value of the stock-based awards is amortized over the vesting period of the awards. For stock-based awards that vest based on performance conditions, expense is recognized when it is probable that the conditions will be met.

The following table summarizes the weighted average of fair value and the significant assumptions used in applying the Black-Scholes model for options granted in 2011 (there were no options granted in the three months ended March 31, 2012):

15

2011
Weighted average of fair value for options granted
AbTech Options	$-
ABHD Options	0.27
Weighted average assumptions used:
Expected dividend yield	0.0%
Expected volatility	81.5%
Risk-free interest rate	1.9%
Expected life (in years)	5.0

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

