Form 10-Q/A
period 2012-06-30
Abtech Holdings, Inc.
filed 2013-02-04
CIK 1405858

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

This amendment (the “Form 10-Q/A”) to the Quarterly Report on Form 10-Q for the three-months and six-months ended June 30, 2012, which was filed with the Securities and Exchange Commission (“SEC”) on August 14, 2012 (the “Original Form 10-Q” and together with the Form 10-Q/A the “Form 10-Q”) is being filed for the purpose of making the following revisions to address comments received from the SEC regarding a Registration Statement on Form S-1 originally filed by ABHD on April 13, 2012:

1.	Revise the Condensed Consolidated Statement of Financial Position in Item 1 of this quarterly report on Form 10-Q to begin the Operating Activities section with “Net loss” rather than “Net loss attributable to controlling interest.”

2.	Expand Management’s Discussion and Analysis of Financial Condition and Results of Operations to provide more detail regarding the results of operations, liquidity, and other disclosures including supplemental information regarding significant estimates, judgments and assumptions in implementing the Company’s critical accounting policies.

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

ABTECH HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 FOR THE SIX MONTHS ENDED JUNE 30,

	2012	2011
Operating Activities
Net loss	$(5,388,771)	$(3,326,479)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	12,101	13,508
Stock-based compensation expense	205,260	191,883
Preferred stock of subsidiary issued for interest on notes payable	-	20,784
Interest related to beneficial conversion feature	426,144	1,620,955
Note discount amortized as interest	785,480	-
Deferred charges expensed as interest	600,105	10,014
Loss on change in fair value of warrant liability	678,755	-
Changes in operating assets and liabilities:
Accounts receivable	(111,990)	(41,158)
Inventories	92,841	43,805
Prepaid expenses and other current assets	21,346	(3,824)
Security deposits	(10,425)	-
Deferred charges	(258,180)	-
Accounts payable	(75,926)	269,854
Customer deposits	4,797	-
Accrued interest payable	412,562	(33,171)
Accrued expenses	280,937	24,869
Net cash used in operating activities	(2,324,964)	(1,208,960)

Investing Activities
Purchases of fixed assets	(24,499)	(5,698)
Net cash used in investing activities	(24,499)	(5,698)

Financing Activities
Proceeds from issuance of common stock	-	825,000
Repayment of borrowings	-	(597,855)
Repayment of borrowings from shareholders	-	(41,000)
Proceeds from notes payable	2,600,000	1,100,000
Net decrease in due to related party	(2,634)	(2,508)
Net cash provided by financing activities	2,597,366	1,283,637

Net change in cash and cash equivalents	247,903	68,979
Cash and cash equivalents at beginning of period	1,386,502	4,123
Cash and cash equivalents at end of period	$1,634,405	$73,102

Supplemental cash flow information:
Cash paid for interest	$2,511	$33,616
Cash paid for income taxes	$-	$-
Noncash investing and financing activities:
Preferred stock of subsidiary issued for conversion of debt, including accrued interest	$-	$1,347,372
Common stock issued for conversion of debt, including accrued interest	$456,217	$1,737,102
Common stock, warrants and options issued for services	$205,260	$191,883
Preferred shares not converting at merger	$-	$1,184,450
Unamortized portion of debt discount	$1,326,635	$-
Portion of debt discount in deferred charges	$239,851	$-
Beneficial conversion feature recorded to additional paid-in capital	$1,200,433	$1,620,955
Issuance of warrant liability	$1,114,439	$-

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

Revenue

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

Gross Margins

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

Selling, general and administrative expenses

Selling, general and administrative expenses increased by approximately $877,000 or 65% in the first half of 2012 as compared to the same period in 2011. These increases were due primarily to an expanded business development effort included increased payroll related costs of approximately $226,000 for additional employees, increased travel expenses of approximately $35,000 and increased costs for government affairs consultants of $35,000. The Company is also experiencing the higher costs associated with being a public company. These costs amounted to approximately $610,000 in the first half of 2012 versus approximately $265,000 in 2011. 2012 included increases over costs incurred in the same period of the prior year of approximately $183,000 for investor relations costs, $70,000 for public relations costs, $53,000 for legal fees, $24,000 for liability insurance and $17,000 for financial printing costs. Selling, general and administrative costs in the first half of 2012 also included an increase of $29,000 for directors’ fees and approximately $133,000 for stock based compensation expense related to stock options vesting during the period.

Research and development expenses

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

For the six month period ended June 30, 2012, other income includes a loss of ($678,755) related to the valuation of the warrant liability. The warrant liability represents the estimated bifurcated value of certain warrants issued in conjunction with the Secured Notes sold by the Company during 2011 and 2012. The Company revalues this warrant liability (pursuant to ASC 815) at each balance sheet date using the Black-Scholes valuation model. The valuation of the warrant liability is dependent on the market value of the Company’s common stock. Because the Company’s stock price increased during the six-month period ended June 30, 2012, the value of the warrant liability also increased resulting in the imputed loss to the Company.

Comparison of the three months ended June 30, 2012 and 2011

Revenues

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

Gross Margins

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

For the three month period ended June 30, 2012, other income includes a gain of $238,153 related to the valuation of the warrant liability. The warrant liability represents the estimated bifurcated value of certain warrants issued in conjunction with the Secured Notes sold by the Company during 2011 and 2012. The Company revalues this warrant liability (pursuant to ASC 815) at each balance sheet date using the Black-Scholes valuation model. The valuation of the warrant liability is dependent on the market value of the Company’s common stock. Because the Company’s stock price decreased during the three-month period ended June 30, 2012, the value of the warrant liability also decreased resulting in the imputed gain to the Company.

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

The Company’s working capital deficiency increased to approximately $4,450,000 at June 30, 2012 due primarily to the additional debt financing that occurred in February 2012 which increased short-term notes payable (net of discounts) by $1,362,000 during the period. Interest accruing on the various notes issued in the financings completed in 2011 and 2012 caused interest payable to increase by approximately $381,000 to $508,000 at June 30, 2012, which also contributed to the increase in the working capital deficiency at June 30, 2012.

Operations in the six months ended June 30, 2012 were funded primarily by the $2.6 million proceeds from the Secured Notes financing that occurred in February 2012.

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

Financing Activities

In February 2012, the Company completed the final closing of a private offering that raised $2.6 million from the sale of convertible promissory notes and related warrants. This transaction allowed the Company to maintain a cash balance of approximately $1.6 million at June 30, 2012 compared to $1.4 million at December 31, 2011, despite incurring negative cash flows from operations during the period. The cash balance at June 30, 2012 represents approximately 3.7 months of the average monthly operating expenses incurred during the six-months ended June 30, 2012 and approximately 4.2 months of the average monthly net cash used in operating activities for the same period.

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

The Company used the following assumptions to estimate the fair value of the warrant liability as of June 30, 2012:

June 30, 2012
Expected volatility	91.7%
Expected dividend yield	0%
Expected term	2.0 – 2.3 years
Risk-free interest rate	0.72%
Market price of common stock	$0.73

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

The following table summarizes the weighted average of fair value and the significant assumptions used in applying the Black-Scholes model for options granted in 2011 (there were no options granted in the six months ended June 30, 2012):

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

