Form 10-K
period 2012-12-31
Abtech Holdings, Inc.
filed 2013-03-29
CIK 1405858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $32,415,665

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of March 28, 2013, 64,787,343 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Exhibits incorporated by reference are referred to under Part IV.

ABTECH HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED DECEMBER 31, 2012

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

Explanatory Note

AbTech Industries, Inc. (“AbTech Industries”) is a Delaware corporation with authorized capital of 15,000,000 shares of $0.01 par value common stock and 5,000,000 shares of $0.01 par value preferred stock. On February 10, 2011, AbTech Industries was acquired by AbTech Holdings, Inc., (“ABHD” or “Abtech Holdings”) (formerly known as Laural Resources, Inc.) in a reverse acquisition transaction. In accordance with the merger agreement between AbTech Industries and ABHD (the “Merger Agreement”), ABHD acquired all of the issued and outstanding common stock of AbTech Industries, including shares issuable upon the conversion of Series A preferred stock and convertible promissory notes outstanding, in exchange for the stockholders of AbTech Industries acquiring 46,000,000 shares of ABHD common stock. ABHD also agreed to reduce its number of common shares outstanding to 10,000,000. See Notes 1 and 12 of Notes to Consolidated Financial Statements included on pages F-7 and F-23 of this Annual Report on Form 10-K.

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

On February 10, 2011, the Company closed a merger transaction with AbTech Industries, Inc. (“AbTech Industries”), a Delaware corporation, pursuant to an Agreement and Plan of Merger by and among Abtech Holdings, Abtech Merger Sub, Inc., a Nevada corporation and wholly-owned subsidiary of Abtech Holdings and AbTech Industries.

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

Abtech Holdings was a “shell company” prior to the Merger and did not conduct an active trade or business. From and after the consummation of the Merger on February 10, 2011, Abtech Holdings’ primary operations consisted of the business and operations of AbTech Industries. Because Abtech Holdings was a shell company at the time of the Merger, we filed with the SEC on February 14, 2011, a “super” Form 8-K that disclosed information required by Item 2.01(f) of Form 8-K (being information that would be required if we had filed a general form for registration under Form 10 under the Exchange Act).

For accounting purposes, the Merger transaction has been accounted for as a reverse acquisition, with AbTech Industries as the acquirer. The consolidated financial statements of Abtech Holdings for the years ended December 31, 2012 and 2011 represent a continuation of the financial statements of AbTech Industries, with one adjustment, which is to retroactively adjust the legal capital of AbTech Industries to reflect the legal capital of Abtech Holdings. See Note 1 of the Consolidated Financial Statements on page F-7 of this Annual Report on Form 10-K.

AbTech Industries has developed a variety of products that leverage its cornerstone filtration media technology called Smart Sponge®. This patented technology’s oil absorbing capabilities make it highly effective as a filtration media to remove hydrocarbons and other pollutants from water. AbTech Industries is currently manufacturing its products and is marketing them into a variety of markets resulting in over 15,000 products installed in 36 states and 8 countries to date.

AbTech Industries developed the Smart Sponge media, a patented polymer technology that effectively removes pollutants from water and encapsulates them so that they cannot be released back into the water, even under high pressure. AbTech Industries has expanded the original capability of the Smart Sponge technology by adding an antimicrobial agent that has proven to be effective in reducing coliform bacteria found in stormwater, industrial wastewater and municipal wastewater while maintaining its oil-absorbing capability. This expanded technology, known as Smart Sponge Plus, provides an effective solution to municipalities and other entities faced with beach closures and other hazards of bacteria-laden stormwater. This antimicrobial capability differentiates Smart Sponge Plus products from competitive stormwater treatment devices. It can be engineered to treat massive amounts of water runoff in end-of-pipe applications, such as drainage vaults or other configurations. In July 2010, AbTech Industries received notification from the EPA that AbTech Industries’ application to register Smart Sponge Plus as a pesticide under the Federal Insecticide, Fungicide and Rodenticide Act had been conditionally approved. See “Regulatory” below in this item.

AbTech Industries’ business is subject to several significant risks, any of which could materially adversely affect its business, operating results, financial condition, and the actual outcome of matters as to which it makes forward-looking statements. See “Risk Factors” at page 17 of this Annual Report on Form 10-K.

Technologies

Smart Sponge

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

AbTech Industries’ polymers are composed of amorphous products that are able to selectively absorb various hydrocarbons (contaminants) present in water, then stabilize and retain them in a gelified structure. Other traditional sorbent products, with more crystalline structures, can only adsorb the contaminants and don’t have the capability to totally retain them when the sorbent is removed from the water. AbTech Industries’ polymers, in order to selectively remove oil derivatives from water, are oleophilic (strong affinity for oils) and hydrophobic (repel water).

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

Due to the ability of Smart Sponge to capture and retain hydrocarbons and other contaminants within its highly porous structure, its performance can best be measured by an in-depth look at the spent material to analyze its composition and the quantity of the various contaminants retained. This type of data cannot be gleaned from the customary random sampling events typically used to test filters. Such tests are often misleading or erroneous due to the non-homogenous concentrations of pollutants in stormwater. Analyzing all contaminants entrapped in the filter over a period of time provides a better indicator of the filter’s true performance. Consequently, AbTech Industries took a more advanced approach and engaged a highly qualified, analytical laboratory to use complex analytical techniques to deconstruct used Smart Sponge polymer and selectively extract all the entrapped contaminants. This in-depth mapping and finger printing of contaminants (a first of its kind in stormwater treatment) is analogous to having a “Black Box” recording of the Ultra-Urban® Filter’s (“UUF’s”) filtration mechanisms and all the contaminants collected in the Smart Sponge material during the time that it is deployed. The results of this analysis were then compared to base tests performed on virgin Smart Sponge material. The difference between the two samples constitutes the contaminants collected by the field deployed Smart Sponge. By extrapolating these results, estimations were made of the total contaminants AbTech Industries’ products prevented from being discharged into open waters for entire installation projects such as those at Norwalk, Connecticut. In Norwalk, 275 Ultra-Urban Filters using Smart Sponge filtration media were installed in storm drains to protect residential, commercial, waterside, and industrial manufacturing settings which flow into Norwalk Harbor. The deconstruction or meltdown of Smart Sponge media samples documented approximately 50 pounds per filter of total contaminants with the presence of several heavy metals (e.g., copper, titanium, and zinc) and a variety of hydrocarbons, (about 32 pounds per filter), including solvents, oils and cosmetic product components as well as chemical plasticizers.

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

The anti-microbial agent used for this innovative technology is an organosilane derivative that is widely used in a variety of fields including medical, consumables, pool equipment and consumer goods. This anti-microbial agent is registered with the EPA for various applications and has been proven successful in those applications against a wide variety of microorganisms. As further discussed under “Regulatory” on page 16 of this Annual Report on Form 10-K, AbTech Industries’ Smart Sponge Plus has received a time-limited registration from the EPA under the Federal Insecticide, Fungicide, and Rodenticide Act as an antimicrobial pesticide. Smart Sponge Plus will also act as a fungistatic to control fungus and mildew odor.

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

Disposal Options

As local conditions, product use and exposure can vary widely, the end user must determine the most appropriate disposal method for a spent Smart Sponge or Smart Sponge Plus’ material. Smart Sponge samples saturated with hydrocarbons both in the lab and in the field have been tested according to the EPA’s Toxicity Characteristic Leaching Procedure (“TCLP”) by the following independent testing facilities: ABC Laboratories, Inc., Aculabs, Inc. and Turner Laboratories, Inc. These tests show that Smart Sponge is a “non-leaching” product. In addition, used Smart Sponge material can be recycled as an energy source with a British thermal unit, or BTU, value ranging from 10,000 to 18,000 based on the type of contaminant absorbed. As a result, Smart Sponge technology affords many cost effective and environmentally friendly disposal options. The following waste disposal and resource recovery industries have accepted spent Smart Sponge materials for disposal and/or recycling:

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

Engineered Systems and Smart Sponge-based Products Being Sold

AbTech Industries’ product lines are marketed under the trade name “Smart Sponge®” and “Smart Sponge Plus.” Smart Sponge Plus includes antimicrobial capability. AbTech Industries' Smart Sponge contains a unique molecular structure which is chemically selective to hydrocarbons, removing approximately three times its own weight. Smart Sponge remains buoyant when saturated and encapsulates hydrocarbons and oils, without leaching. Smart Sponge Plus is similar to regular Smart Sponge except that it is treated with an anti-microbial agent. Because of its antimicrobial properties, Smart Sponge Plus is characterized as a pesticide and is required to be registered with the EPA (See “Regulatory” on page 17 of this Annual Report on Form 10-K). Under the time limited EPA registration, AbTech Industries is allowed to make the claim that Smart Sponge Plus is capable of reducing coliform bacteria found in stormwater, industrial wastewater, and municipal wastewater. Smart Sponge Plus can be engineered to meet specific performance requirements.

The products described below incorporate the Smart Sponge or Smart Sponge Plus material in one or more of its various forms and are each designed to meet specific market needs. Each of these products is currently being marketed and sold by the Company. We manufacture the Smart Sponge material in our manufacturing facility using polymers procured from the petrochemical industry. We then use this material to complete the final assembly of each product using component parts produced to our specification by outside vendors. Each product has application in each of the Company’s targeted markets discussed further under “Markets” on page 7 of this Annual Report on Form 10-K, although the Ultra-Urban filters and water treatment vaults are designed primarily for stormwater applications and the gravity and vessel filters have primary application in industrial and produced water markets.

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

Water Treatment Vaults (using advanced filtration media like Smart Sponge)

AbTech Industries’ water treatment vaults with advanced filtration media such as Smart Paks® are an effective alternative to treating individual catch basins. These easily installed, typically pre-cast vaults are retrofitted into existing stormwater systems and are ideal for stormwater treatment at or near the end of pipe. Vault sizes can be adapted for various flow rates and contamination levels to solve a wide range of stormwater treatment issues.

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

SMART PAK®

AbTech Industries' Smart Pak is designed for use in new or existing vaults that experience oil and grease pollution accompanied by sediment, trash/debris, hydrocarbons, and coliform bacteria (when specified with Smart Sponge Plus). Smart Paks help users meet and/or exceed stormwater NPDES permit requirements with effective filtration, absorption, life expectancy and maintenance costs. Smart Pak products are constructed out of AbTech Industries' patented Smart Sponge media which is a nonhazardous material, and can be specified for a variety of applications. AbTech Industries' Smart Pak allows Smart Sponge technology to be scaled to virtually any size required in an easy-to-maintain form.

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

Regulatory Drivers to the Stormwater Market

Stormwater discharges are subject to regulation by the EPA, state and local regulatory bodies. Authorized by the Clean Water Act, the National Pollutant Discharge Elimination System (NPDES) program requires permits for sources that discharge pollutants into waters. Obtaining and complying with NPDES permits requires implementation of stormwater control measures, such as AbTech Industries’ engineered solutions.

Regulation of stormwater is a relatively new occurrence. The first phase of the NPDES program was promulgated in 1990 but the permit requirement was limited to only select regulated entities. The second phase of the NPDES program expanded the permit requirement significantly but did not start until 2003. The next expansion of stormwater regulations is expected in 2013. The EPA has announced that it intends to propose a rule to strengthen the national stormwater program by June 10, 2013 and complete a final action by December 10, 2014. It is contemplated that these actions will, amongst other things, require retrofitting of stormwater control measures into existing development, develop specific requirements for transportation infrastructure, and otherwise expand the scope and regulatory reach of the NPDES program.

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

Health and Tourism Concerns Driving the Stormwater Market

One area of the stormwater market that is receiving increased publicity and attention is the water pollution caused by microorganisms (bacteria). Polluted stormwater runoff can expose boaters and swimmers to bacteria, viruses and protozoans. A recent Southern California epidemiological study revealed that individuals who swim in areas adjacent to flowing storm drain outfalls were 50 percent more likely to develop a variety of symptoms than those who swim further away from the same drains. These situations are the cause for thousands of beach closings every year affecting public health and local economies dependent upon tourism and recreation. According to a July 2012 report of the Natural Resources Defense Council (“NRDC”), in 2011 there were 23,481 days of closings and advisories across the country at ocean, bay and Great Lakes beaches. NRDC reported that more than two-thirds of the closings and advisories in 2011 were issued because testing revealed indicator bacteria levels in the water violated public health standards, potentially indicating the presence of human or animal waste. This was the third-highest level of beach closing and advisory days at America’s beaches in the 22 years since NRDC began compiling this report. Stormwater runoff was reported as the primary known source of known pollution nationwide, consistent with past years, indicating a lack of needed progress on the problem at the national level.

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

Industrial customers are also required to comply with increasingly stringent discharge regulations creating the need for products to treat runoff water or discharge water before it leaves an industrial facility. The EPA has classified over 3,000 industrial and electric utility facilities as water pollution dischargers. Each of these facilities provides its own wastewater treatment prior to discharge into an open body of water. The size of many of these plants is equal to or greater than those of many municipalities, and in many instances their processes are more complex than those provided by a municipality because of the nature of the chemical pollutants being treated. The largest industrial spender on wastewater treatment processes is the chemical and petrochemical sector. There are more than 12,000 chemical/petrochemical plants in the United States and approximately 90% treat wastewater on-site. In addition, there are approximately 30 to 40 independent industrial off-site plants, most of which handle chemical and petrochemical effluent, principally from medium-sized and small companies.

In the industrial market, it is AbTech Industries’ intent to market its products through qualified and specialized national distributors, preferably operating in the water treatment business.

Produced Water and Frack Water Applications

Oil and gas exploration and production activities result in the production of significant volumes of contaminated water. On average, there is five times as much contaminated water generated as oil or gas. Approximately 75% of this water is re-injected into the formation to maintain pressure or deep well re-injected at another site. In a traditional oil production field this water is called “produced water.” In fracking operations this can include “frac flowback water” and in gas fields this could include “gas condensate water.” Approximately 25% of all water generated from the exploration and production activities must be treated for either reuse in operations or for discharge to the environment under an NPDES permit. According to the EPA, the Clean Water Act prohibits the discharge of oil or oily waste into or upon the navigable waters of the United States or the waters of the contiguous zone if such discharge causes a film or sheen upon the surface of the water. Violators are subject to a monetary penalty. The attributes of AbTech Industries’ Smart Sponge technology and its ability to remove “oily sheen” make it especially suited to service this market. Smart Sponge can be used as a pretreatment system to remove diesel range organics and free oils prior to additional treatment by downstream technologies to remove contaminants such as volatile organic compounds, dissolved solids, and bacteria.

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

The risks of not adequately implementing such countermeasures are regulatory violations, fines and potential releases that result in contamination, clean-up and additional fines. The impact of these issues can result in significant costs to a facility owner/operator. There are more than 250 medium and large sized airports in the United States and more than 322 U.S. military facilities.

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

Sales, Distribution, and Marketing Support

During 2012, the Company continued a significant expansion of its business development efforts in order to capitalize on the expected growth in the stormwater, produced water and industrial waste water markets. These efforts included the reorganization of the sales, marketing and business development activities under one executive, Bjornulf White, Executive Vice President, Corporate Strategy and Business Development. The primary, ongoing activities in this effort are:

1.	The re-branding of AbTech as a full-suite environmental technology solutions company for water treatment. This rebranding aims to highlight AbTech’s ability to provide solutions to water treatment issues using a variety of tools rather than just offering a single product or technology. These activities are intended to enhance customer engagement, increase product acceptance, and expand market opportunity by expanding the number and capabilities of product solutions offered.
2.	Forming strategic alliances aimed at shaping and maximizing addressable markets. As the Company re-brands itself, a primary focus of that endeavor is to position the Company as a holistic stormwater technologies company with elite expertise. To achieve this objective, the Company is seeking to develop strategic working relationships with leading academic institutions and Non-Governmental Organizations in the stormwater, produced water and industrial waste water markets.
3.	Establishment in 2012 of AEWS Engineering, a stormwater engineering subsidiary, to provide consulting services to identify and design effective water treatment solutions and take advantage of the Company’s expertise in the water treatment field.
4.	Adding personnel in a staged approach to support relationships with strategic partners, establish expertise in new or expanding markets and provide other administrative and marketing support.
5.	Internal development of processes to support business growth and optimize resource allocation within the business pursuit organization.

All of these activities are expected to continue to expand as appropriate in future years to take advantage of market opportunities and amplify market successes.

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

A reassessment of strategy resulted in a decision to unwind many of the geography specific distributors and focus on establishing a strategic partnership with an industry segment specific dominant market leader. AbTech Industries has now successfully unwound most of its distributorship arrangements. In 2011, AbTech Industries entered into a strategic relationship by executing a marketing and distribution agreement with Waste Management, Inc. (“WMI”) to pursue the distribution of its relevant technologies and systems in the municipal stormwater market. WMI brings the following strengths to this new relationship: (1) market leadership or dominance, (2) a concomitant large customer base, (3) operational competence in selling and servicing public sector customers, (4) active local advocacy resources, (5) sufficient capital to dedicate to and exploit the opportunity, and (6) experience in dealing with the environmental challenges faced by the public sector.

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

AbTech Industries has identified strategic partner candidates, but has not yet progressed beyond the discussion stage with any such entity.

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

AbTech Industries has had an opportunity to have its products assessed by several consultants and institutions. The tests performed by these entities, along with the extensive testing completed by the Company, have involved various types of contaminants, contaminant concentrations, flow rates, filter residence times and other factors. These tests, conducted over many years, have led the Company to design its products for the applications where Smart Sponge material performs best and have provided the data needed to validate performance claims for each of the various applications for which such products are currently being marketed. Testing is an ongoing process for the Company as we continue to seek new ways to improve performance and expand efficacy. Consultants used in the past to assess our products include:

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

Competition

Stormwater Products

Four key factors differentiate AbTech Industries’ Ultra-Urban Filter from other filters in the stormwater market:

Anti-microbial capability. AbTech Industries’ Smart Sponge filtration media, when treated with an anti-microbial agent, can reduce bacteria and other microbes flowing through the filter. AbTech Industries believes that its Smart Sponge Plus material is the only product available and approved by the EPA that can reduce bacteria at street level without the installation of additional infrastructure and retention areas. Smart Sponge products are available with or without the added anti-microbial agent.

Structural Filter. AbTech Industries believes that the Ultra-Urban Filter is the only product designed so that the entire structure is involved in the filtration process. Other products have inserted pads or pillows that allow some hydrocarbon removal, but the Ultra-Urban Filter directs the entire water flow through the filtration media thus enhancing the effectiveness of the filter.

Superior Filtration Media. An essential and superior feature of Smart Sponge filtration medium is its ability to absorb hydrocarbons and prohibit them from being released back into the water flow when there are subsequent rain events. The reason for this is that AbTech Industries’ proprietary blend of polymers is oleophilic - an absorbent - which means that hydrocarbons are bonded within its chemical matrix and cannot be washed off, squeezed out or leached out of the material during subsequent wetting or rain events. There are various materials used by competitors for stormwater filtration that do not have this absorbent characteristic, instead they feature an adsorbent capability that merely attracts hydrocarbons to their surface area, but cannot prevent them from leaching back into the environment during subsequent rain events. The most commonly used adsorbent in the market is polypropylene, which is currently used in many sorbent products used for oil spill clean-up. Although it is generally accepted that adsorbents are clearly inferior to absorbents in their ability to capture and remove hydrocarbons from stormwater flows, they are widely used because of the low comparative cost. Over the last ten years, AbTech Industries has performed numerous laboratory and field tests that verify its products’ absorption capabilities and other performance features dealing with the removal of trash, sediment, debris, and other contaminants. Central to these test data is the incontrovertible conclusion that AbTech Industries’ Smart Sponge filtration medium is an absorbent.

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

The primary vendors of HDS systems are: ConTech (CDS Technologies, Vortechs), Stormceptor and Baysaver Technologies.

Catch Basin Inserts. Competing products in this category include the following:

•	“DrainPac” by United Storm Water, Inc.
•	“StormBasin” by Fabco Industries
•	“Fossil Filter” and “Flow Guard” by Kristar
•	“Grate Inlet Skimmer Box” by Suntree Technologies
•	“Aqua Guard” by AquaShield
•	“Inceptor” by Stormdrain Solutions
•	“Hydrocartridge” by Advanced Aquatic Products
•	“Ultra HydroKleen” by Ultra Tech International

Ultra Violet Light (“UVL”). For customers seeking effective antibacterial treatment of stormwater, UVL offers a potential solution. However, the economics of these products are far different from catch basin inserts or other vault systems offered by AbTech Industries. Because UVL systems require electricity and expensive equipment, they are very costly to implement and maintain. Consequently, they are not a viable option for many municipalities. Furthermore, these systems become less effective in turbid waters. While AbTech Industries does not compete directly with UVL systems, such systems do provide an alternative to AbTech Industries’ antimicrobial Smart Sponge products.

Other Markets

In the industrial, oil & gas and marine markets, competition primarily comes from traditional sorbent products and other particulate-based polymer adsorption products that are widely available through industrial supply vendors. AbTech Industries’ competitive advantage lies in:

•	its patented technologies to form these polymers in shapes, such as the propellet, that greatly enhance performance and ease of use;
•	its unique delivery systems, including in-line filtration cartridges and filtration vessels;
•	the completely hydrophobic nature of its products;
•	the capability to deal with more than one contaminant (i.e., hydrocarbons and microorganisms); and
•	the high saturation capacity.

Competitive Position

AbTech Industries has a strong competitive position in the stormwater marketplace within the United States due to its product offerings and distribution relationship with WMI. There is significant competition for stormdrain insert filters in the marketplace, though AbTech has a competitive advantage due to the strength of its hydrocarbon absorption technology. This competitive advantage extends to customers such as industrial facilities, marinas/ports, airports, fueling stations, and any area where vehicle maintenance occurs. AbTech has a highly unique antimicrobial technology that requires EPA registration. Since the development of antimicrobial technology is complex, AbTech's approach is patented, and the EPA registration process is extensive and costly, there are high barriers to entry for competitors. This antimicrobial technology has enabled new engineering approaches towards water quality treatment. AbTech faces competitive forces from traditional approaches towards antimicrobial treatment. It is unclear whether AbTech's unique engineering and technology approach will gain significant market penetration. AbTech's distribution relationship with WMI is unique in the marketplace and provides AbTech with competitive advantages including customer access, the credibility of association with a large corporate distributor, and the potential to bring economies of scale in manufacturing, distribution and systems maintenance. AbTech's competitive position is thus greatly enhanced, but also dependent upon, WMI in the U.S. stormwater marketplace.

AbTech faces significant competitive forces in the industrial process and wastewater treatment market segment. This market segment is highly driven by price points and customer relationships. AbTech currently has or may have strong competitive potential for the following applications in this market segment: hydrocarbon removal and heavy metals removal. AbTech also has a unique produced water treatment offering for the oil and gas industry. AbTech is currently dependent upon the adoption by the industry of its Smart Sponge-based hydrocarbon removal system for produced water and currently is at the pilot testing stage with oil and gas industry customers.

Intellectual Property, Research, and Development

Intellectual Property

Patents

AbTech Industries endeavors to protect the intellectual property it develops through its research and development efforts. The United States Patent Office has issued AbTech Industries and its subsidiary 17 patents related to the Smart Sponge technology and products. Additionally, three of the patent applications have been pursued internationally with patents issued in Australia, Belgium, Canada, China, France, Germany, Israel, Italy, Japan, Korea, Mexico and Singapore. AbTech Industries intends to pursue patent protection for new patentable technologies that it develops. AbTech Industries’ success depends, in part, on its ability to maintain trade secrecy protection and operate without infringing on the proprietary rights of third parties. The following table lists the patents issued to the Company and their duration:

Patent Number	Issue Date	Expiration Date
US Pat. #5,863,440	1/25/1999	5/24/2016
US Pat. #6,344,519B1	2/5/2002	1/9/2018
US Pat. #6,099,723	8/8/2002	6/5/2018
US Pat. #6,080,307	6/27/2000	9/29/2018
US Pat. #6,106,707	8/22/2000	2/17/2019
US Pat. #6,541,569	4/1/2003	4/7/2018
US Pat. #6,143,172	11/7/2000	1/25/2019
US Pat. #6,231,758	5/15/2001	8/22/2020
US Pat. #6,531,059	3/11/2003	11/3/2020
US Pat. #6,712,976B2	3/30/2004	9/13/2021
US Pat. #6,723,791B2	4/20/2004	12/31/2021
US Pat. #7,094,338B2	8/22/2006	2/21/2023
US Pat #7,048,878B2	5/23/2006	3/24/2023
US Pat. #7,125,823B2	10/4/2006	1/29/2024
US Pat. #7,229,560B2	6/12/2007	12/6/2024
US Pat. #7,229,559B2	6/12/2007	2/27/2024
US Pat. #7,066,023B2 (issued to subsidiary – Environmental Security Corporation)	6/27/2006	7/14/2024
Singapore Pat. #66582	6/20/2000	1/9/2018
Singapore Pat. #103019	7/31/2006	9/13/2022
Australia Pat. #732308	7/26/2001	1/9/2017
Australia Pat. #751991	12/19/2002	2/17/2019
Canada Pat. #2,277163	5/10/2005	1/9/2018/
Canada Pat. #2321108	5/26/2009	2/17/2019
China Pat. #ZL98801774.1	4/19/2006	1/9/2018
Mexico Pat. #232768	12/05/2005	1/9/2018
Korea Pat. #0593867	6/20/2006	1/9/2018
Japan Pat. #4164707	8/8/2008	1/9/2018
Japan Pat. #4470133	3/12/2010	2/17/2019
Japan Pat. #4478866	3/26/2010	9/13/2022
Italy Pat. #1073610B1	1/4/2009	2/17/2019
EEU Pat. #0973593 (France, Great Britain, Italy)	12/01/2004	1/9/2018

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

AbTech Industries’ strategy on all of these projects is to partner with third parties (universities, engineering companies and other commercial partners) for experimentation and validation of proposed concepts. AbTech Industries has worked cooperatively with, North Carolina State University, University of North Carolina Coastal Studies Institute, West Virginia University National Environmental Service Center, Millsaps College, California State University at Fullerton, Alden Labs, APEX Laboratories, Brooks Rand, ABC Labs, NAMSA and Hydroqual, Inc. on various projects and is looking at other qualified partners for specific projects. AbTech Industries will maintain its own R&D treatability lab for internal research and quality control of raw material and finished products.

Manufacturing and Engineering

The polymer raw materials used by the Company to manufacture Smart Sponge are readily available from the petrochemical industry. These polymers are used extensively in other non-related consumer products, road paving materials and various component parts in the auto industry. The Company’s primary suppliers of these polymers are Harwick Standard Distribution Corp., LCY Elastomers, Dexco Polymers LP, SK Global Chemicals, JS Tech, Ltd. and Greenplast, SRL. The Company’s supplier of corrugated plastic used in the manufacture of Ultra-Urban Filters is Numatech West (KMP) LLC. The antimicrobial agent used by the Company in manufacturing Smart Sponge Plus material is procured from Apollo Chemical Company and is available in sufficient quantities to meet anticipated demand.

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

Regulatory

In mid-2008, the EPA initiated a compliance action against AbTech Industries alleging that AbTech Industries was in violation of the Federal Insecticide, Fungicide and Rodenticide Act (“FIFRA”) by distributing Smart Sponge Plus, which the EPA considered to be an unregistered pesticide. Despite the EPA’s prior position that registration of AbTech Industries’ Smart Sponge Plus for use in stormwater filtration applications was not required or allowed, in subsequent discussions with the EPA it became evident that the EPA considered it imperative that AbTech Industries register its Smart Sponge Plus material as a pesticide if AbTech Industries intended to make claims about its antimicrobial capability. Consequently, in 2008, AbTech Industries began to prepare a registration application for Smart Sponge Plus, which was eventually filed with the EPA in September 2009. In July 2010, AbTech Industries received notice of a time-limited registration under FIFRA from the EPA that contained certain conditions requiring AbTech Industries to submit additional acute aquatic toxicity data regarding the active ingredient in Smart Sponge Plus to the EPA by July 1, 2011. Subsequently, and based on information provided by the third-party laboratory contracted to perform the additional studies, the EPA granted an extension of the time-limited registration until August 31, 2012. On August 23, 2012 the EPA granted an additional extension that expires on May 31, 2013. The Company is working with the third-party laboratory and the EPA to develop the necessary protocols to satisfy the data requirements of the EPA. The third-party testing will then proceed to produce the data for submission to the EPA by May 31, 2013. Provided that the data is submitted on time and is acceptable to the EPA, the time-limited condition on the registration will be lifted and the registration will be effective without a time limitation. If the data is not submitted on time and the EPA does not grant additional extensions, the registration will expire and the Company will not be able to sell Smart Sponge Plus products. However, the Company would be able to continue to sell regular Smart Sponge products that do not include the antimicrobial agent used in Smart Sponge Plus products. Under the time limited registration, the Company is allowed to sell its Smart Sponge Plus products for the intended uses with EPA approved labeling. The EPA registration number for Smart Sponge Plus is 86256-1. AbTech Industries is not aware of any other competitive product that has been approved by the EPA for outdoor use as an antimicrobial (pesticide) and believes that this registration will further differentiate Smart Sponge Plus products from other competitive products on the market.

Employees

As of March 26, 2013, we had twenty-six full-time employees.. Ten of these individuals are involved in sales and marketing; three in production; three in research and development, four in engineering and six in administrative functions.

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

ITEM 1A. RISK FACTORS.

Our business and an investment in our common stock is subject to a variety of risks. The following risk factors describe the most significant events, facts or circumstances that could have a material adverse effect upon our business, financial condition, results of operations, ability to implement our business plan and the market price for our common stock. Many of these events are outside of our control. If any of these risks actually occurs, our business, financial condition or results of operations may be materially adversely affected. In such case, the trading price of our common stock could decline and investors in our common stock could lose all or part of their investment.

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

We have incurred net losses since our inception. The Company had a net loss of approximately $10.4 million during the fiscal year ended December 31, 2012. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. There can be no assurance that future operations will be profitable. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

Our success depends on our ability to expand, operate, and manage successfully our operations.

Our success depends on our ability to expand, operate, and manage successfully our operations. Our ability to expand successfully will depend upon a number of factors, including the following:

•	signing with strategic partners, dominant in their field;

•	the continued development of our business;

•	the hiring, training, and retention of additional personnel;

•	the ability to enhance our operational, financial, and management systems;

•	the availability of adequate financing;

•	competitive factors;

•	general economic and business conditions; and

•	the ability to implement methods for revenue generation.

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

The Company has completed several debt financings and is subject to the normal risks associated with debt financing, including the risk that our cash flow will be insufficient to meet required payments of principal and interest and the risk that we will not be able to renew, repay, or refinance our debt when it matures or that the terms of any renewal or refinancing will not be as favorable as the existing terms of that debt. As of December 31, 2012, the Company had accrued interest payable of $28,676.

We have debt outstanding that is secured by all of the assets of the Company.

During 2011 and 2012, we issued the Secured Notes that are secured by all of the assets of the Company, including its intellectual property. As of December 31, 2012, two Secured Notes with an aggregate principal amount of $480,000 remained outstanding. If we are unable to pay our obligations to our secured lenders, they could proceed against any or all of the collateral securing our indebtedness to them which could prevent the Company from continuing its operations in whole or in part.

You may suffer dilution if the Secured Notes are converted to common stock.

As of December 31, 2012, the Company had approximately $2.3 million of convertible notes outstanding that, if converted, would require the company to issue approximately 3.3 million shares of common stock. Such conversion would cause the percentage ownership of our current stockholders to be diluted.

Our independent auditors have expressed substantial doubt about the Company’s ability to continue as a going concern, which may hinder our ability to obtain future financing.

In their report dated March 29, 2013, our independent registered public accounting firm stated that our financial statements for the fiscal year ended December 31, 2012 were prepared assuming that the Company would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of recurring losses from operations. To date, each of Abtech Holdings and AbTech Industries has only incurred net operating losses resulting in a significant accumulated deficit. Our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful. The Company plans to raise additional capital in the near term and is currently considering the various options available for raising such capital.

We depend on our officers and key employees who would be difficult to replace, and our business will likely be harmed if we lose their services or cannot hire additional qualified personnel.

Our success depends substantially on the efforts and abilities of our officers and other key employees. AbTech Industries has employment agreements with its chief executive officer, its chief financial officer, and certain key employees, but we do not think those agreements limit any employee’s ability to terminate his or her employment. We have key person life insurance on Glenn R. Rink, our president, chief executive officer and a director, but we do not have key person life insurance covering any of our other officers or other key employees. The loss of services of one or more of our officers or key employees or the inability to add key personnel could have a material adverse effect on our business. Competition for experienced personnel in our industry is substantial. Our success depends in part on our ability to attract, hire, and retain qualified personnel. In addition, if any of our officers or other key employees join a competitor or form a competing company, we may lose some of our customers.

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

We have no experience in manufacturing or assembling products on a large scale basis and, if we do not develop adequate manufacturing and assembly processes and capabilities to do so in a timely manner, we may be unable to achieve our growth and profitability objectives.

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

In addition, our competitors may adapt more quickly to new technologies and changes in customers’ requirements than we can. The products that we are currently developing or those that we will develop in the future may not be technologically feasible or accepted by the marketplace, and our products or technologies could become uncompetitive or obsolete.

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

The EPA regulates the registration, manufacturing, and sales and marketing of products in our industry, and those of our distributors and partners, in the United States. Significant government regulation also exists in overseas markets. Compliance with applicable regulatory requirements is subject to continual review and is monitored through periodic inspections and other review and reporting mechanisms.

Failure by us or our partners to comply with current or future governmental regulations and quality assurance guidelines could lead to temporary manufacturing shutdowns, product recalls or related field actions, product shortages, or delays in product manufacturing. Specifically, with regard to the EPA’s conditional approval of the registration of our Smart Sponge Plus products under the Federal Insecticide, Fungicide and Rodenticide Act (“FIFRA”), if we are unable to provide the additional information requested by the EPA prior to the prescribed due date of May 31, 2013, and are unable to obtain EPA approval of an extended due date, the EPA’s conditional approval of our registration of Smart Sponge Plus products under FIFRA will expire and the Company will not be able to sell Smart Sponge Plus products. However, the expiration of the conditional approval of Smart Sponge Plus products would not affect our ability to continue to sell the regular Smart Sponge products that do not include an antimicrobial agent. (see Item 1. “OUR BUSINESS – Regulatory” on page 1 of this Annual Report on Form 10-K). Efficacy or safety concerns and/or manufacturing quality issues with respect to our products or those of our partners could lead to product recalls, fines, withdrawals, declining sales, and/or our failure to successfully commercialize new products or otherwise achieve revenue growth.

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

Any projected results of operations involve significant risks and uncertainty, should be considered speculative, and depend on various assumptions which may not be correct. The future performance of our Company and the return on our common stock depends on a complex series of events that are beyond our control and that may or may not occur. Actual results for any period may or may not approximate any assumptions that are made and may differ significantly from such assumptions. We can provide no assurance or prediction as to our future profitability or to the ultimate success of an investment in our common stock.

The compensation we pay to our executive officers and employees will likely increase, which will affect our future profitability.

We believe that the compensation we have historically paid to our executive officers is within the lower quartile of compensation paid by peer companies. Following the closing of the Merger, we increased the compensation payable to the combined entity’s executive officers and employees. An increase in compensation and bonuses payable to our executive officers and employees could decrease our net income.

As a public reporting company, we are subject to corporate governance and internal control reporting requirements, and our costs related to compliance with, or our failure to comply with existing and future requirements, could adversely affect our business.

We may face new corporate governance requirements under the Sarbanes-Oxley Act of 2002 (“SOX”), as well as new rules and regulations subsequently adopted by the SEC and the Public Company Accounting Oversight Board. These laws, rules, and regulations continue to evolve and may become increasingly stringent in the future. We are required to evaluate our internal control over financial reporting under Section 404 of SOX (“Section 404”). We are a smaller reporting company as defined in Rule 12b-2 under the Exchange Act. Section 404 requires us to include an internal control report with our Annual Report on Form 10-K. The report must include management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year. This report must also include disclosure of any material weaknesses in internal control over financial reporting that we have identified. Failure to comply, or any adverse results from such evaluation, could result in a loss of investor confidence in our financial reports and have an adverse effect on the trading price of our securities. We strive to continuously evaluate and improve our control structure to help ensure that we comply with Section 404. The financial cost of compliance with these laws, rules, and regulations is expected to remain substantial. We cannot assure you that we will be able to fully comply with these laws, rules, and regulations that address corporate governance, internal control reporting, and similar matters. Failure to comply with these laws, rules, and regulations could materially adversely affect our reputation, financial condition, and the value of our securities.

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

SOX, as well as rules subsequently implemented by the SEC, imposes various requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

We currently maintain an administrative office located at 4110 North Scottsdale Road, Suite 235, Scottsdale, Arizona 85251. The Company also leases space for its manufacturing facility located at 3610-2 E. Southern Ave., Phoenix, AZ 85040. The Company’s AEWS Engineering subsidiary is located at 3100 Smoketree Court, Suite 1000, Raleigh, NC 27604. Our telephone number is (480) 874-4000.

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

	Sales Price of Common Stock
Quarter ended	High	Low
December 31, 2012	$1.15	$0.66
September 30, 2012	$0.98	$0.73
June 30, 2012	$0.90	$0.62
March 31, 2012	$1.05	$0.30
December 31, 2011	$0.63	$0.32
September 30, 2011	$0.75	$0.35
June 30, 2011	$1.44	$0.25
March 31, 2011	$1.65	$0.41

Stockholders

As of March 26, 2013 there were 191 stockholders of record of our common stock. Our transfer agent is Worldwide Stock Transfer, LLC. The transfer agent’s address is 433 Hackensack Ave., Level L, Hackensack, NJ 07601.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

Forward-Looking Statements and Factors That May Affect Results

You should read the following discussion and analysis in conjunction with our financial statements and related notes contained elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those set forth under Risk Factors.

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

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based on and relates only to AbTech Industries, its subsidiaries and the operations of Abtech Holdings occurring after the Merger. Prior to the consummation of the Merger, Abtech Holdings was a “shell company” that did not have an active business and its results of operations are immaterial and are not included in the discussion below. Key factors affecting AbTech Industries’ results of operations during the periods covered in this section include revenues, cost of revenues, operating expenses and income, and taxation.

For accounting purposes, the Merger transaction has been accounted for as a reverse acquisition, with AbTech Industries as the acquirer. The consolidated financial statements of Abtech Holdings included in this annual report on Form 10-K represent a continuation of the financial statements of AbTech Industries, with one adjustment, which is to retroactively adjust the legal capital of AbTech Industries to reflect the legal capital of Abtech Holdings. See Note 1 of the December 31, 2012 Notes to Consolidated Financial Statements on page F-7 of this Annual Report on Form 10-K.

Results of Operations

We generate revenues by selling water filtration products that treat contaminated water so that it can either be discharged or reused. All of our current products include some form of Smart Sponge filtration media, which we manufacture. Our products include a variety of designs and sizes to effectively address many applications where water treatment is needed. In 2012, our Ultra-Urban Filter products accounted for approximately 45% of product sales and our Smart Pak products accounted for approximately 37% of product sales. We sell our products to distributors, contractors and end-users.

Comparison of the years ended December 31, 2012 and 2011

Revenue

Revenues increased by approximately 33% in 2012. However, the significant sales growth expected by the Company in 2012 did not materialize due to the continued effects of a worldwide economic downturn, municipal funding issues that stalled many projects, unexpected delays with new product developments and challenges encountered in setting up public private partnerships (“P3s”) for large municipal projects. Going forward the Company continues to expect significant sales growth as economic conditions improve, programs for public private partnerships are further developed and replicated, and opportunities to expand into new markets for produced water and other industrial applications of the Smart Sponge technology are pursued. The Company’s major distributor in the stormwater market, Waste Management, Inc. (“WMI”) continues to work with the Company to establish large municipal projects using P3 programs and other structures to facilitate the funding of such projects for municipalities. In December 2012, the Company announced the signing of its first letter of intent with a municipality for a P3 stormwater project. These programs are proving to take much longer to develop and get approved than previously anticipated, but the Company believes that the opportunity to generate significant new revenues in this area continue to be worth pursuing and plans to continue its efforts with WMI to gain market acceptance with municipal customers.

In 2012, two stormwater customers that replaced or expanded prior installations of Smart Sponge products accounted for approximately 20% and 14%, respectively, of sales revenue. In 2011, the Company recorded approximately $77,000 of revenue (approximately 14% of total revenue) resulting from the forfeiture of a prepayment made by a distributor in 2007 to secure exclusive geographic marketing rights under a distribution agreement. Under the terms of the distribution agreement, the distributor was allowed to apply the prepaid fee to purchases of AbTech Industries products for a limited period of time. As of December 31, 2011, the distributor forfeited the $77,000 unused balance of the prepayment and the Company recorded it as revenue. The increase in revenue from 2011 to 2012 of approximately $180,000 is due entirely to the volume and mix of products sold. The Company’s pricing did not change materially during 2012.

Gross Margins

The gross margins of approximately 32% and 14% for 2012 and 2011, respectively, reflect a significant improvement for 2012 but are well below the gross margins that we would expect if the Company were operating near full capacity. If the Company can spread the overhead costs of operating the facility over a larger base of produced products, the margins would be expected to improve significantly. Our current manufacturing facility is capable of producing approximately 75,000 pounds of Smart Sponge material per month. We estimate that this amount of Smart Sponge material could generate $10-20 million in revenue per year at current product prices. This revenue estimate is dependent on the mix of products actually sold and the portion of sales at distributor versus retail prices. We operated at approximately 3% and 2% of manufacturing capacity in 2012 and 2011, respectively. We do not currently have plans to reduce excess manufacturing capacity, and we anticipate that the excess capacity will continue to adversely affect gross margins for at least a portion of 2013. We are also exploring alternative manufacturing procedures that could significantly increase the production capacity of our existing facility.

The polymers we use to manufacture Smart Sponge material are produced by the petrochemical industry and use crude oil as a primary raw material. Accordingly, fluctuations in the price of crude oil can have a direct and significant impact on the cost of the polymers we use. For example, in late 2011, we purchased an additional stock of one of these polymers at a price that was 2.1 times the cost of the same polymer when it was last purchased prior to 2010. Before this price increase, the cost of these polymers represented approximately 5.1% of the list selling price of a typical Ultra Urban Filter (2.5% for antimicrobial version) and approximately 6.3% of the list selling price of a typical Smart Pak insert (3.1% for antimicrobial version). After the price change, the cost of polymers as a percentage of list selling price increased to 9.2% for Ultra-Urban Filters (4.5% for antimicrobial version) and 11.5% for Smart Pak inserts (5.7% for antimicrobial version). These percentages vary by product sold depending on the size of the product and the amount of Smart Sponge media used in the product. The Company establishes its list selling prices taking into consideration the cost of the component materials (including polymers), competitive factors and other market conditions. The cost of the polymers used in the Smart Sponge products accounted for approximately 17.0 % and 10.6% of the total cost of revenues in 2012 and 2011, respectively. While the Company has no contractual right to pass along fluctuations in raw material costs to customers, it does have the right to change selling prices from time to time by giving distributors 30 days advance notice.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $1,579,000 (51%) in 2012 compared to 2011. Payroll and employee benefit expenses accounted for approximately $620,000 of this increase reflecting a net increase of nine employees during the year, seven of which were involved in business development activities. Stock-based compensation expense accounted for approximately $536,000 of increased expenses in 2012 and resulted from the vesting in 2012 of stock options granted in 2011 and 2012 to officers and directors of the Company. The Company’s subsidiary, AEWS, opened a new office in North Carolina in 2012 which increased rent expense by approximately $66,000 in 2012. The Company also increased its expenditures in 2012 for consulting related to regulatory and other government affairs matters by approximately $59,000. Expenses related to travel and tradeshows increased by approximately $146,000 in 2012, due to both the increased business development activities and travel related to various finance and investor relations activities. Other investor relations expenses increased by approximately $147,000 in 2012 due primarily to fees paid to investor relations consultants. Insurance costs increased in 2012 by approximately $49,000 as the Company modified its liability insurance coverage as deemed appropriate for a public company with expanding operations.

Research and development expenses

The Company’s primary R&D focus in 2011 and 2012 has been new products using the Smart Sponge technology in applications for the treatment of produced water, and other industrial applications. These efforts involved a significant amount of product testing in the lab and in the field with corresponding costs for personnel (employees and consultants), fees for lab analysis, equipment rental and travel costs. Overall, these costs were approximately $218,000 higher in 2012 than 2011 primarily due to approximately $143,000 of costs associated with decommissioning equipment for one of the field tests and the addition of one employee to support research and development activities. In addition, the Company incurred a $75,000 charge for payments made during the year to pursue, from a third party, marketing rights to a technology that the Company tested and concluded was not ready for market applications.

Other income (expense)

Interest expense increased from $2,078,704 in 2011 to $4,189,707 in 2012. The various components of interest expense that accounted for the increase are summarized in the table below:

Interest Components		2012	2011
1.	Interest accrued on notes outstanding and other finance charges.	$694,906	$155,255

2.	Amortization of the note discount created by the bifurcation of the warrant liability at the time the convertible promissory notes were issued.	1,357,134	159,657

3.	Interest imputed on promissory notes issued with beneficial conversion terms.	1,200,433	1,620,955

4.	Amortization of the deferred financing costs related to the private offerings in which the convertible promissory notes were sold.	937,234	142,837

	TOTAL INTEREST EXPENSE	$4,189,707	$2,078,704

Other income includes a loss of $944,291 for 2012 and a gain of $242,052 in 2011 on the valuation of the warrant liability. The warrant liability represents the estimated fair value of certain bifurcated warrants issued in conjunction with Secured Notes sold by the Company during 2011 and 2012. The Company revalues this warrant liability at each balance sheet date using the Black-Scholes valuation model. Any change in value is recorded as a gain/loss on valuation of warrant liability. As of December 31, 2012, the entire balance of the warrant liability had been reclassified to additional paid-in capital. Consequently, these warrants will no longer require revaluation at each balance sheet date and the associated gain/loss on such valuation is not expected to recur in the future.

Liquidity and Capital Resources

Liquidity

The Company had working capital of approximately $645,000 at December 31, 2012, compared to a working capital deficiency of approximately $2,645,000 at December 31, 2011. This improvement in working capital is primarily the result of the additional short-term debt financing of $2.6 million that occurred in February 2012 and the private offering of $3.7 million of common stock that occurred in September 2012. In addition, during 2012, approximately $7.3 million of short term debt, including approximately $522,000 of accrued interest, converted to common stock.

To date, the Company has not generated sufficient revenue to cover its operating costs and continues to operate with negative cash flow. At December 31, 2012, our cash balance was $2,543,898, significantly higher than the $1,386,502 balance reported at December 31, 2011, but representing only approximately 6 months of historical negative cash flows from operations. While we expect to achieve significant sales growth over the long-term, continued negative cash flow from operations is expected in the short term.

The Company will require additional capital to maintain current operations if sales growth does not occur as anticipated. In addition, rapid growth may require the Company to enter into working capital financing arrangements. The Company currently has no such financing commitments in place.

Operations in 2012 and 2011 were funded primarily by proceeds from the issuance of (i) AbTech Industries convertible promissory notes (the “AbTech Notes”), (ii) short-term loans, (iii) Abtech Holdings convertible notes and warrants (the “ABHD Notes”), (iv) AbTech Holdings secured convertible promissory notes and warrants (the “Secured Notes’) and (v) ABHD common stock. These net proceeds amounted to $6,270,337 in 2012 and $7,322,100 in 2011.

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

At December 31, 2012, the principal amount of debt outstanding was $2,441,181 compared to $6,946,524 at December 31, 2011. Approximately $1.8 million of this debt will become due in 2013. In the event that the holders of these notes elect to not convert the notes to ABHD stock at maturity and are unwilling to extend the maturity dates of the notes, the Company may attempt to raise additional capital in 2013 to repay the notes when they become due. Unpaid interest accrued on notes payable as of December 31, 2012 was $28,676 compared to $126,232 at December 31, 2011.

Our balance sheet at December 31, 2012, shows approximately $398,000 of inventory compared to $528,000 at December 31, 2011. This reduction of inventory during 2012 had a favorable impact on cash flow but increased the potential future cash requirement to build sufficient inventory to support product sales. We anticipate that a financing facility, secured by inventory and accounts receivable, will be the most likely means the Company will use to finance inventory and account receivable if the Company experiences rapid sales growth. The Company does not currently have such a facility in place and there is no assurance that such a facility can be secured when needed. At December 31, 2012, AbTech Industries had customer deposits of $41,584 representing prepayments by certain customers for future product orders. Future sales to these customers will not generate positive cash flow until the prepayments are depleted.

Operating Activities

The Company had negative cash flow from operations in 2012 of approximately $4.8 million compared to negative cash flows from operations of $3.9 million in 2011. The increase in negative operating cash flow from 2011 to 2012 is primarily the result of increased operating expenses in 2012, as discussed above under “– Results of Operations.” The Company’s negative cash flow from operations in 2012 and 2011 is the result of the Company incurring the costs of developing and marketing its products in various targeted markets in advance of the expected resultant sales revenues. The Company believes that as distribution channels mature, economic conditions improve and targeted market applications are proven and accepted, the Company will be able to generate sufficient revenue to generate positive cash flow from operations, but can provide no such assurances

Investing Activities

The Company had capital expenditures of $36,633 in 2012 and $11,606 in 2011. As of December 31, 2012, the Company had no commitments for future capital expenditures. However, if the Company is successful in achieving significant sales growth in 2013, it may need to expand its manufacturing capacity or outsource some of its manufacturing. The Company believes that developing activities with distributors and new market opportunities for its products make such sales growth possible in 2013 and that such growth may cause the Company to exceed its current manufacturing capacity by the end of 2013. Accordingly, the Company is currently considering options for expanding manufacturing capacity with additional equipment and improved production efficiencies or outsourcing some of its manufacturing. The Company estimates that it could double its current manufacturing capacity for approximately $250,000 and accommodate an annual sales rate of over $20 million.

Financing Activities

Net cash provided by financing activities for the years ended December 31, 2012 and 2011 amounted to $5,988,788 and $5,320,566, respectively. The net cash provided by financing activities for the year ended December 31, 2012 includes proceeds of $3,450,338 (excluding financing costs of $277,102) from the sale of common stock and warrants, $220,000 from the exercise of warrants, and $2,600,000 from the sale of promissory notes and warrants. During 2012, $275,000 of cash was used to repay convertible promissory notes. During 2012, the Company entered into a capital lease for approximately $11,600 of furniture used in the new AEWS facility.

Going Concern and Management’s Plans

The accompanying December 31, 2012 consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As discussed in Note 2 to the accompanying December 31, 2012 consolidated financial statements, we have not achieved a sufficient level of revenues to support our business and have suffered substantial recurring losses from operations since our inception. These factors raise substantial doubt about the Company’s ability to continue operations as a going concern. As such, the Company’s independent registered public accounting firm has expressed an uncertainty about the Company’s ability to continue as a going concern in their opinion attached to the accompanying December 31, 2012 consolidated financial statements. The accompanying December 31, 2012 consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustment that might be necessary should the Company be unable to continue as a going concern. Management believes that the Company’s ability to continue as a going concern will be dependent on its ability to raise additional capital and/or generate significant sales growth in the short term. The Company’s ability to achieve these objectives cannot be determined at this time. Management’s plans in regard to these matters are described in Note 2 to the accompanying December 31, 2012 consolidated financial statements. If the Company is unable to raise additional capital and/or generate significant sales growth in the near term there is a risk that the Company could default on debt maturing during 2013, and could be required to significantly reduce the scope of its operations if no other means of financing operations are available.

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

Fair value of warrant liability and note discount

The Company bifurcates the value of warrants sold with promissory notes when the warrants meet the characteristics of a derivative. This bifurcation results in the establishment of a warrant liability and a corresponding note discount in the same amount. The warrant liability is originally valued, and subsequently revalued, at each valuation date using the Black-Scholes valuation model because there is no market price available for the warrants. This model uses estimates of volatility, risk free interest rate and the expected term of the warrants, along with the current market price of the Company’s common stock, to estimate the value of the outstanding warrants. The value of these warrants can change significantly as the market price of the underlying common stock changes. At each valuation date, this could result in a gain or loss depending on the change in the market price of the stock, among other factors, from one valuation date to the next. The Company recognized such a loss of $(944,291) for the year ended December 31, 2012, and a gain of $242,052 for the year ended December 31, 2011. When a warrant expires, is exercised or is no longer considered a derivative because the factors that caused the warrant to be characterized as a derivative have changed or expired, the warrant is revalued as of such date and the corresponding value is reclassified to additional paid in capital. During 2012, the Company reclassified as additional paid-in capital warrant liability amounts of $337,772 for warrants that had been exercised and $2,239,242 for warrants that no longer met the characteristics of a derivative.

The Company used the following assumptions to estimate the fair value of the warrant liability that was reclassified to additional paid in capital during 2012:

Expected volatility	80.42%
Expected dividend yield	0%
Expected term	1.8-2.1 years
Risk-free interest rate	0.72%
Market price of common stock	$0.8695

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

Inventory valuation

The Company’s inventory is stated at the lesser of cost or market value of inventory in stock at the valuation date due to obsolescence, slow movement or defects. This estimated valuation requires that management make certain judgments about the likelihood that specific inventory items may have minimal or no realizable value in the future. These judgments are based on the current quantity of the item on hand compared to historical sales volumes, potential alternative uses of the products and the age of the inventory item.

Revenue recognition and allowance for doubtful accounts

There are four factors that the Company uses to determine the appropriate timing of the recognition of revenue. Three of these factors (evidence of arrangement exists, delivery occurs and fee is fixed or determinable) are generally factual considerations that are not subject to material estimates or assumptions. The fourth factor involves judgment regarding the collectability of the sales price. The Company only ships product when it has reasonable assurance that it will receive payment from the customer. When such assurance is not available, the Company will require payment in advance. The assessment of a customer’s credit-worthiness is reliant on management’s judgment regarding such factors as previous payment history, credit rating, credit references and market reputation. If any sales are made that ultimately become uncollectible, the Company charges the uncollected amount against a reserve for uncollectible accounts. This reserve is established and adjusted from time to time based on management’s assessment of each outstanding receivable and the likelihood of it being collected.

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

The following table summarizes the weighted average of fair value and the significant assumptions used in applying the Black-Scholes model for options granted in 2012 and 2011:

	2012	2011
Weighted average of fair value for options granted	0.36	0.27
Weighted average assumptions used:

Expected dividend yield	0.0%	0.0%

Expected volatility	85.0%	81.5%

Risk-free interest rate	0.7%	1.9%

Expected life (in years)	2.3	5.0

The assumptions for expected dividend yield, expected volatility and expected term reflect management’s judgment and include consideration of historical experience. Expected volatility is based on historical volatility of the Company’s shares. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.

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

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) as of December 31, 2012 (the “Evaluation Date”). No system of controls, no matter how well-designed and operated, can provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide assurance that the system of controls has operated effectively in all cases. Our disclosure controls and procedures are designed to provide reasonable assurance that the objective of disclosure controls and procedures are met.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2012, in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods in SEC rules and forms, including a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Based on our evaluation under the framework in Internal Control – Integrated Framework issued by COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2012, in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. However, because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission.

March 29, 2013

Glenn R. Rink	Lane J. Castleton
President, Chief Executive Officer	Vice President, Treasurer, Chief Financial Officer

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2012, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

There were no items requiring reporting on Form 8-K that were not reported on Form 8-K during the fourth quarter of the year covered by this Form 10-K.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item will be set forth in the Company’s Proxy Statement for the 2013 Annual Meeting of Shareholders or in a subsequent amendment to this report. All such information that is provided in the Proxy Statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this item will be set forth in the Company’s Proxy Statement for the 2013 Annual Meeting of Shareholders or in a subsequent amendment to this report. All such information that is provided in the Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be set forth in the Company’s Proxy Statement for the 2013 Annual Meeting of Shareholders or in a subsequent amendment to this report. All such information that is provided in the Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item will be set forth in the Company’s Proxy Statement for the 2013 Annual Meeting of Shareholders or in a subsequent amendment to this report. All such information that is provided in the Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item will be set forth in the Company’s Proxy Statement for the 2013 Annual Meeting of Shareholders or in a subsequent amendment to this report. All such information that is provided in the Proxy Statement is incorporated herein by reference.

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

ABTECH HOLDINGS, INC.

Date: March 29, 2013	By:	/s/ Glenn R. Rink
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

Date: March 29, 2013	By:	/s/ Glenn R. Rink
Glenn R. Rink
Chief Executive Officer,
President and Director

Date: March 29, 2013	By:	/s/ Lane J. Castleton
Lane J. Castleton
Chief Accounting Officer, Chief Financial
Officer, Vice President and Treasurer

Date: March 29, 2013	By:	/s/ Olivia H. Farr
Olivia H. Farr, Director and Corporate Secretary

Date: March 29, 2013	By:	/s/ David Greenwald
David Greenwald, Director

Date: March 29, 2013	By:	/s/ A. Judson Hill
A. Judson Hill, Director

Date: March 29, 2013	By:	/s/ Steven W. Kohlhagen
Steven W. Kohlhagen, Director

Date: March 29, 2013	By:	/s/ Karl Seitz
Karl Seitz, Director

Date: March 29, 2013	By:	/s/ Jonathan Thatcher
Jonathan Thatcher, Director

ABTECH HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED
DECEMBER 31, 2012 AND 2011

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of

Abtech Holdings, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Abtech Holdings, Inc. and subsidiaries as of December 31, 2012 and 2011 and the related consolidated statements of operations, stockholders’ equity (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Abtech Holdings, Inc. and subsidiaries at December 31, 2012 and 2011, and the results of its operations, stockholders’ equity (deficiency), and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Semple, Marchal & Cooper, LLP

Certified Public Accountants

Phoenix, Arizona

March 29, 2013

ABTECH HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31,

	2012	2011
ASSETS
Current assets
Cash and cash equivalents	$2,543,898	$1,386,502
Accounts receivable – trade, net	74,180	108,170
Accounts receivable – related party, net	-	2,032
Inventories, net	397,804	528,009
Deferred charges, net	10,128	439,203
Prepaid expenses and other current assets	14,077	37,988
Total current assets	3,040,087	2,501,904

Fixed assets, net	72,981	49,485
Security deposits	33,940	17,977
Deferred charges, net	4,892	15,020
Total assets	$3,151,900	$2,584,386

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities
Accounts payable	$263,379	$483,879
Accounts payable – related party	52,636	29,703
Loans from shareholders	9,000	9,000
Convertible promissory notes, net of discounts	620,000	3,758,082
Convertible promissory notes – related party, net of discounts	1,185,000	578,681
Capital lease obligation – current portion	3,739	-
Customer deposits	41,584	38,505
Accrued interest payable	28,676	126,232
Accrued expenses	190,782	122,790
Total current liabilities	2,394,796	5,146,872

Due to related party	96,181	101,524
Convertible promissory notes – noncurrent portion	6,000	155,000
Convertible promissory notes – related party – noncurrent portion	525,000	1,881,000
Capital lease obligation – noncurrent portion	6,654	-
Warrant liability	-	498,976
Total liabilities	3,028,631	7,783,372

Commitments and contingencies

Stockholders’ equity (deficiency)
Common stock, $0.001 par value; 300,000,000 authorized shares; 64,638,372 and 47,160,435 shares issued and outstanding at December 31, 2012 and 2011, respectively	64,638	47,160
Additional paid-in capital	40,372,764	24,651,344
Non-controlling interest	(1,814,388)	(1,674,105)
Accumulated deficit	(38,499,745)	(28,223,385)
Total stockholders’ equity (deficiency)	123,269	(5,198,986)
Total liabilities and stockholders’ equity (deficiency)	$3,151,900	$2,584,386

The accompanying notes are an integral part of these consolidated financial statements.

ABTECH HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31,

	2012	2011

Net revenues	$716,691	$537,152

Cost of revenues	488,281	458,006
Gross profit	228,410	79,146

Operating expenses:
Selling, general and administrative	4,687,011	3,107,596
Research and development	851,999	634,109
Total operating expenses	5,539,010	3,741,705

Operating loss	(5,310,600)	(3,662,559)

Other income (expense):
Interest expense	(4,189,707)	(2,078,704)
Gain on extinguishment of debt	-	115,000
Gain (loss) on valuation of warrant liability	(944,291)	242,052
Other income (expense)	27,955	(1,592)
Total other income (expense), net	(5,106,043)	(1,723,244)

Net loss before income taxes	(10,416,643)	(5,385,803)

Provision for income taxes	-	-
Net loss	(10,416,643)	(5,385,803)
Net loss attributable to non-controlling interest	(596,315)	(489,655)
Net loss attributable to controlling interest	$(9,820,328)	$(4,896,148)

Basic and diluted loss per common share	$(0.19)	$(0.11)

Basic and diluted weighted average number of shares outstanding	52,567,978	44,160,713

The accompanying notes are an integral part of these consolidated financial statements.

ABTECH HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

					Additional		Non-
	Preferred Stock		Common Stock		paid-in	Accumulated	controlling
	Shares	Amounts	Shares	Amounts	capital	deficit	interest	Total
Balance at December 31, 2010	1,589,775	$15,898	30,786,056	$30,786	$18,665,312	$(24,511,687)	$-	$(5,799,691)
Shares issued to effect reverse merger			10,000,000	10,000	(10,000)			-
Preferred shares of subsidiary converting at merger	(150,161)	(1,502)	799,424	799	703			-
Preferred shares of subsidiary that did not convert at merger	(1,439,614)	(14,396)			14,396	1,184,450	(1,184,450)	-
Shares issued for conversion of debt at merger			1,919,320	1,919	1,347,372			1,349,291
Shares issued for debt conversion post-merger			3,065,004	3,065	1,732,119			1,735,184
Stock-based compensation expense					135,545			135,545
Common stock issued for cash			825,000	825	824,175			825,000
Common stock issued for services			449,931	450	320,083			320,533
Shares forfeited and cancelled			(684,300)	(684)	684			-
Beneficial conversion feature of new debt					1,620,955			1,620,955
Net loss						(4,896,148)	(489,655)	(5,385,803)
Balance at December 31, 2011	-	-	47,160,435	47,160	24,651,344	(28,223,385)	(1,674,105)	(5,198,986)
Shares issued for conversion of debt			10,727,005	10,727	7,335,863			7,346,590
Stock-based compensation expense					704,524			704,524
Shares issued for cash			4,840,832	4,841	3,445,497			3,450,338
Shares issued for exercise of warrants			509,848	510	219,489			219,999
Value of warrant liability reclassified to additional paid-in capital					2,577,014			2,577,014
Shares issued for services			300,000	300	239,700			240,000
Beneficial conversion feature of new debt					1,200,433			1,200,433
Preferred shares of subsidiary converting to common stock			1,100,252	1,100	(1,100)	(456,032)	456,032	-
Net loss						(9,820,328)	(596,315)	(10,416,643)
Balance at December 31, 2012	-	$-	64,638,372	$64,638	$40,372,764	$(38,499,745)	$(1,814,388)	$123,269

The accompanying notes are an integral part of these consolidated financial statements.

ABTECH HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

	2012	2011
Operating Activities
Net loss	$(10,416,643)	$(5,385,803)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	24,737	27,635
Common stock issued for services rendered	240,000	320,533
Stock-based compensation expense	704,524	135,546
Preferred stock of subsidiary issued for interest on notes payable	-	20,784
Interest related to beneficial conversion feature	1,200,433	1,620,955
Income from forgiveness of debt	-	(115,000)
Note discount amortized as interest	1,357,134	159,657
Deferred charges expensed as interest	937,234	142,836
Loss (gain) on change in fair value of warrant liability	944,291	(242,052)
Changes in operating assets and liabilities:
Accounts receivable, net	36,022	(60,516)
Inventories, net	130,205	41,033
Prepaid expenses and other current assets	23,911	38,771
Deferred charges, net	(258,181)	(436,222)
Security deposits	(15,963)	-
Accounts payable	(197,567)	(123,624)
Customer deposits	3,079	(154,675)
Accrued interest payable	424,033	86,328
Accrued expenses	67,992	(2,767)
Net cash used in operating activities	(4,794,759)	(3,926,581)

Investing Activities
Purchases of fixed assets	(36,633)	(11,606)
Net cash used in investing activities	(36,633)	(11,606)

Financing Activities
Proceeds from issuance of common stock	3,670,337	825,000
Repayment of borrowings	(275,000)	(1,924,957)
Repayment of borrowings from shareholders	-	(71,500)
Proceeds from notes payable	2,600,000	6,497,100
Repayments under capital lease obligation	(1,206)	-
Net decrease in due to related party	(5,343)	(5,077)
Net cash provided by financing activities	5,988,788	5,320,566

Net change in cash and cash equivalents	1,157,396	1,382,379
Cash and cash equivalents at beginning of period	1,386,502	4,123
Cash and cash equivalents at end of period	$2,543,898	$1,386,502

Supplemental cash flow information:
Cash paid for interest	$270,586	$43,642
Cash paid for income taxes	$-	$-
Noncash investing and financing activities:
Preferred stock of subsidiary issued for conversion of debt, including accrued interest	$-	$3,084,474
Common stock issued for conversion of debt, including accrued interest	$7,346,590	$-
Common stock, warrants and options issued for services	$240,000	$456,079
Unamortized portion of debt discount	$-	$463,235
Portion of debt discount in deferred charges	$-	$118,136
Beneficial conversion feature recorded to additional paid-in capital	$1,200,433	$1,620,955
Preferred shares of subsidiary not converting at merger	$-	$1,184,450
Purchase of fixed assets financed under a capital lease obligation	$11,599	$-
Warrant Liability reclassified to paid-in capital	$2,577,014	$-
Issuance of warrant liability	$1,133,747	$741,028

The accompanying notes are an integral part of these consolidated financial statements.

ABTECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

NOTE 1 – BUSINESS AND SUMMARY OF ACCOUNTING POLICIES

Organization and Description of Business

Abtech Holdings, Inc. (“ABHD” or the “Company”) (formerly Laural Resources, Inc.), was incorporated under the laws of the State of Nevada on February 13, 2007, with authorized capital stock of 300,000,000 shares of common stock at $0.001 par value.

AbTech Industries, Inc. (“AbTech”), a Delaware corporation with an authorized capital of 15,000,000 shares of $0.01 par value common stock and 5,000,000 shares of $0.01 par value preferred stock, was acquired by ABHD in a reverse acquisition transaction (the “Merger”) on February 10, 2011. In accordance with the merger agreement between AbTech and ABHD (the “Merger Agreement”), ABHD acquired all of the issued and outstanding common stock of AbTech, including shares issuable upon the conversion of Series A preferred stock and convertible promissory notes outstanding, in exchange for the stockholders of AbTech acquiring 46,000,000 shares of ABHD common stock. ABHD also agreed to reduce its number of common shares outstanding to 10,000,000 shares prior to the merger. (See Note 12 – Reverse Acquisition Transaction). The preferred stockholders of AbTech Industries that elected to not convert and exchange their shares for ABHD common shares represent the non-controlling interest shown on the Consolidated Balance Sheets as of December 31, 2012 and 2011.

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

In May, 2012, the Company formed a new subsidiary, AEWS Engineering, LLC (“AEWS”), an independent civil and environmental engineering firm, established to provide engineering and technology innovation to the water infrastructure sector. AEWS is owned 80% by the Company and 20% by Bjornulf White, the President of AEWS and Executive Vice President of AbTech. Under the AEWS operating agreement, the Company will fund the initial start-up costs of AEWS. Any future profits will be allocated first to those members that have funded prior losses (AbTech) and then to members in proportion to their membership interests. Accordingly, the operations of AEWS for the periods reflected in these condensed consolidated financial statements are allocated 100% to the Company. AEWS has an office located in Raleigh, North Carolina. During 2012, AEWS had no revenues and its activities comprised setting up operations and developing business opportunities.

AbTech’s wholly-owned subsidiary, Environmental Security Corporation (“ESC”), was formed by the Company in 2003 to develop a sensor array technology designed to detect impurities in water flows. ESC owns a U.S. patent on this technology and has acquired rights to another monitoring technology, but otherwise had no operations during either 2012 or 2011.

The Company operates in one business segment which is the filtration and treatment of polluted water.

Summary of Significant Accounting Policies

Basis of Financial Statement Presentation – The consolidated financial statements include the accounts of ABHD, AbTech, AEWS and ESC. Intercompany accounts and transactions have been eliminated. The shares of preferred stock of AbTech outstanding prior to the merger are shown in the consolidated financial statements at their actual share amounts without giving effect to the potential of these shares to convert to shares of ABHD common stock. After the Merger, the shares of preferred stock that have not converted to shares of ABHD common stock represent the non-controlling interest shown on the Consolidated Balance Sheets. The consolidated financial statements do not include the operations of ABHD prior to the date of the Merger which are considered to be immaterial to the operations of AbTech. The equity section of the Consolidated Balance Sheets and the basic and diluted weighted average number of shares outstanding on the Consolidated Statements of Operations for periods ended after the date of the Merger represents the actual shares of ABHD outstanding after the share exchanges that occurred as part of the merger transaction.

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

•	Cash and cash equivalents – Financial instruments that subject the Company to credit risk are cash balances maintained in excess of federal depository insurance limits. At December 31, 2012, the Company had $2,095,058 in cash or cash equivalent balances which were not guaranteed by the Federal Deposit Insurance Corporation. To date, the Company has not experienced any losses in such accounts and believes the exposure is minimal.
•	Major customers and accounts receivable – Major customers represent any customer that accounts for more than 10% of revenues for the year. During 2012, the Company had two customers that accounted for 20% and 14%, respectively, of revenues and whose accounts receivable balances (unsecured) were zero at December 31, 2012. During 2011, the Company had two customers that accounted for 29% and 15%, respectively, of revenues and whose accounts receivable balances (unsecured) accounted for approximately 0% and 42%, respectively, of accounts receivable at December 31, 2011.
•	Supplier – Major suppliers represent any vendor that accounts for more than 10% of purchases for the year. During 2012, the Company had one vendor that accounted for 37% of its purchases. This vendor had an accounts payable balance of $5,760 at December 31, 2012. During 2011, the Company had two vendors that accounted for 34% and 41%, respectively, of its purchases. Neither of these vendors had an accounts payable balance at December 31, 2011.

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

The Company estimates fair value of the warrant liability using the Black-Scholes valuation model. Significant assumptions were determined as follows:

•	Expected term is determined under the simplified method using an average of the contractual term and vesting period of the award as appropriate statistical data required to properly estimate the expected term was not available;

•	Expected volatility is measured using the historical weekly changes in the market price of the Company’s common stock, disregarding identifiable periods of time in which share price was extraordinarily volatile due to certain events that are not expected to recur during the expected term;

•	Risk-free interest rate is to approximate the implied yield on zero-coupon U.S. Treasury bonds with a remaining maturity equal to the expected term of the awards; and

•	Forfeitures are based on the history of cancellations of warrants granted by the Company and management’s analysis of potential future forfeitures.

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

Deferred Charges – Deferred charges are costs incurred in connection with the issuance of debt. These costs are capitalized as an asset and amortized over the term of the debt using the effective interest method. Interest expense related to the amortization of these deferred charges totaled $937,234 in 2012 and $142,836 in 2011.

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

In 2012 and 2011, the Company recognized revenue from the sale of its Smart Sponge® and Smart Sponge Plus products, including Ultra-Urban® Filters, Line Skimmers, Passive Skimmers and Smart Paks®. The Smart Paks are usually sold as a component of an engineered system such as an end-of-pipe vault or other larger multi-product treatment train. The Company provides engineering design services on some engineered solutions and to date has not performed any major installation of such systems. Revenue from design services are recognized at the time the engineering services are completed. The Company recognizes shipping and handling fees as revenue and the related expenses as a component of cost of sales. All internal handling charges are charged to selling, general and administrative expenses.

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

Allowance for Doubtful Accounts – The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowances are calculated based on a detailed review of individual customer accounts, historical rates and an estimation of the overall economic conditions affecting the Company’s customer base. The Company reviews a customer’s credit history before extending credit. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company charges off uncollectible receivables when all reasonable collection efforts have been exhausted. The allowance for doubtful accounts was $25,000 at December 31, 2012 and $16,600 at December 31, 2011.

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

Cost Recognition – Cost of revenues includes all direct material and labor costs and those indirect costs of bringing raw materials to sale condition, including depreciation of equipment used in manufacturing and shipping and handling costs. Selling, general, and administrative costs are charged to operating expenses as incurred. Research and development costs are expensed as incurred and are included in operating expenses. Advertising costs are expensed as incurred. Total advertising costs for 2012 and 2011 were $12,795 and $23,792, respectively.

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

Income Taxes – Deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the book and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established to reduce a deferred tax asset to the amount expected to be realized. The Company assesses its ability to realize deferred tax assets based on current earnings performance and on projections of future taxable income in the relevant tax jurisdictions. These projections do not include taxable income from the reversal of deferred tax liabilities and do not reflect a general growth assumption but do consider known or pending events, such as the passage of legislation. The Company’s estimates of future taxable income are reviewed annually. All tax positions are first analyzed to determine if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of any related appeals or litigation processes. After the initial analysis, the tax benefit is measured as the largest amount that is more than 50% likely of being realized upon ultimate settlement. Our income tax returns are subject to adjustment under audit for approximately the last four years.

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

Fair Value of Warrant Liability and Note Discount – The Company bifurcates the value of warrants sold with promissory notes when the warrants meet the characteristics of a derivative. This bifurcation results in the establishment of a warrant liability and a corresponding note discount in the same amount. The warrant liability is originally valued, and subsequently revalued at each valuation date, using the Black-Scholes valuation model because there is no market price available for the warrants. This model uses estimates of volatility, risk free interest rate and the expected term of the warrants, along with the current market price of the Company’s common stock, to estimate the value of the outstanding warrants. The value of these warrants can change significantly as the market price of the underlying common stock changes. At each valuation date, this could result in a gain or loss depending on the change in the market price of the stock, among other factors, from one valuation date to the next. The Company recognized such a loss of $(944,291) for the year ended December 31, 2012, and a gain of $242,052 for the year ended December 31, 2011. When a warrant expires, is exercised or is no longer considered a derivative because the factors that caused the warrant to be characterized as a derivative have changed or expired, the warrant is revalued as of such date and the corresponding value is reclassified to additional paid in capital. During 2012, the Company reclassified as additional paid-in capital warrant liability amounts of $337,772 for warrants that had been exercised and $2,239,242 for warrants that no longer met the characteristics of a derivative.

Net Loss Per Share – Basic net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period. The calculation of basic loss per share gives retroactive effect to the recapitalization related to the reverse acquisition of AbTech Industries by AbTech Holdings. The Company has other potentially dilutive securities outstanding that are not shown in a diluted net loss per share calculation because their effect in both 2012 and 2011 would be anti-dilutive. These potentially dilutive securities include Series A Preferred Stock, options, warrants and convertible promissory notes (see Notes 10 and 11), and total 27,366,867 shares at December 31, 2012, and 31,667,254 shares at December 31, 2011.

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

Recent Accounting Pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the year ended December 31, 2012, that are of significance, or potential significance, to the Company.

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

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As shown in the consolidated financial statements, the Company has incurred ongoing net losses since inception. These losses, with the associated substantial accumulated deficit, are a direct result of the Company’s product development activities and the costs of introducing its technologies to the market and pursuing market acceptance. In view of these matters, realization of a major portion of the assets in the accompanying consolidated balance sheets is dependent upon continued operations of the Company which in turn is dependent upon the Company’s ability to meet its financing requirements, and the success of its future operations. The Company operates in a new, developing industry with a variety of competitors. These factors raise substantial doubt about the Company’s ability to continue as a going concern. As a result, the Company’s independent registered public accounting firm issued a going concern opinion on the accompanying consolidated financial statements.

Management believes that the Company’s ability to continue as a going concern will be dependent on its ability to raise additional capital and/or generate significant sales growth in the short term. The Company’s ability to achieve these objectives cannot be determined at this time. Management’s plans in regard to these matters are described as follows:

Sales and Marketing. Historically, the Company has selected qualified distributors to represent its products in key geographic markets. The recent economic downturn and other factors have led to a significant contraction in sales revenue as municipalities, the Company’s primary customers, experienced severe budgetary and financial constraints. In an attempt to reinvigorate sales, the Company has redirected its focus on multiple market segments and has revised its go-to-market strategy by disengaging distributors with exclusive geographic territories, in favor of new alliances with larger, market-dominant companies to cover entire market segments such as municipal stormwater, federal facilities and industrial process water. In early 2011, the Company signed its first such distribution agreement with Waste Management, Inc., (“WMI”) a company that has a major presence in the public sector market. Under this distribution agreement, market rollout has been initiated in several market areas and the Company has worked with WMI to develop programs for Private Public Partnerships (“P3s”) for municipal customers. In December 2012 the Company announced the signing of a letter of intent with a California municipality for the first such P3 project. The Company expects more of these P3 projects to come on line in 2013. The Company is also making efforts to expand into new markets addressing the treatment of produced water in the mining and drilling industries and is also pursuing activities in a few selected foreign markets.

Financing. To date, the Company has financed its operations primarily with loans from shareholders, private placement financings and sales revenue. During 2012, the Company raised $3.7 million in a private offering of common stock and accompanying warrants, and raised $2.6 million in the final closing of a private offering of convertible promissory notes that raised a total of $7.3 million during 2012 and 2011. During 2012, $275,000 of these convertible promissory notes were repaid, $6,545,000 were converted to common stock and $480,000 remained outstanding at December 31, 2012. The high proportion of these convertible promissory notes that converted to common stock allowed the Company to preserve cash for operations that otherwise may have been needed to repay debt. Management believes that with continued field validation successes, an improving economy, federal regulatory approval of the Company’s antimicrobial technologies, and success in implementing P3 stormwater programs for municipal customers, sales revenue can grow rapidly, thus enabling the Company to reverse its negative cash flow and raise additional capital as needed. There is no assurance that the Company can achieve sustainable operations or that additional capital, if needed, will be available on acceptable terms.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustment that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - INVENTORIES

Inventories consist of the following at December 31:

	2012	2011
Raw materials	$105,971	$76,381
Work in process	354,554	446,538
Finished goods	47,279	106,625
Reserve for obsolescence	(110,000)	(101,535)
Total	$397,804	$528,009

NOTE 4 - FIXED ASSETS

Fixed assets consist of the following at December 31:

	2012	2011
Furniture and fixtures	$128,890	$128,093
Computer equipment	50,563	61,831
Machinery and equipment	278,962	250,986
Leasehold improvements	19,348	19,348
Total cost	477,763	460,258
Less accumulated depreciation	(404,782)	(410,773)
Net book value	$72,981	$49,485

Depreciation expense charged to operations during 2012 and 2011 was $24,737 and $27,635, respectively.

NOTE 5 - COMMITMENTS

Capital Leases – In 2012, the Company’s subsidiary, AEWS, entered into a capital lease for the purchase of telephone equipment valued at $11,599. In 2012, depreciation expense of $966 was recorded for these assets leaving an accumulated depreciation balance at December 31, 2012 of $966. The Company had no other capital leases at December 31, 2012. Minimum future lease payments and present values of the net minimum lease payments for this capital lease are as follows:

Year ended December 31:
2013	$4,447
2014	4,447
2015	2,965
Total minimum lease payments	11,859
Less: Sales tax amounts	750
Net minimum lease payments	11,109
Less: imputed interest	716
Present value of net minimum lease payments	10,393
Less: current portion	3,739
Capital lease obligation noncurrent portion	$6,654

Operating Leases – The Company leases office and warehouse space, office equipment and an automobile under various noncancelable operating leases that extend through May 2018. Total rental expense charged to operations during the years ended December 31, 2012 and 2011 were $347,359 and $271,906, respectively. Future annual minimum lease payments for the next five years, under noncancelable operating leases with initial or remaining terms of one year or more, as of December 31, 2012, are as follows:

Year	2013	2014	2015	2016	2017	Thereafter	Total
Amount	$338,390	$375,574	$350,233	$244,397	$229,075	$64,451	$1,602,120

Indemnification Agreements - The Company enters into indemnification provisions under its agreements with officers and directors and companies in its ordinary course of business, typically with business partners, customers, landlords, lenders and lessors. Under these provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2012.

Other Commitments – The Company has other commitments for consulting fees that extend through 2013 amounting to $68,350. These commitments are cancellable on 15-30 days’ notice.

NOTE 6 - LOANS FROM SHAREHOLDERS

Loans from shareholders at December 31, 2012 and 2011 represent a $9,000 short-term loan made by a prior Director of the Company to the Company’s subsidiary, ESC. This loan is unsecured, non-interest bearing and “due on demand.”

NOTE 7 - RELATED PARTY TRANSACTIONS

Accounts receivable; related party – represents the amount due from a past distributor owned by certain ABHD stockholders.

Accounts payable; related party – At December 31, 2012 directors of the Company were owed $42,500 for unpaid directors fees earned during 2012. In addition, the Company owed $10,000 for advertising fees to an environmental group for which the Company’s president serves on the Board of Trustees. Accounts payable - related party at December 31, 2011 represents $25,000 owed to the environmental group and approximately $4,700 due to executives of the Company for travel expenses.

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

Convertible Promissory Notes – In 2011, a director purchased a Convertible Promissory Note and accompanying warrant for 333,333 shares, for $500,000 in the July 2011 Offering (see Note 14 – PRIVATE PLACEMENTS). $200,000 of the purchase price was remitted in the form of a non-interest bearing Senior Convertible Promissory Note due from AbTech Industries. In 2011, a Convertible Note held by this director in the principal amount of $100,000 was purchased by another investor and converted with interest into 198,980 shares of Company common stock. This director resigned as a director in 2012 and subsequently converted the $500,000 Convertible Promissory Note with accrued interest thereon into 962,956 shares of ABHD common stock during 2012.

Equity – A director of the Company participated in the 2012 Equity Offering by purchasing 240,000 shares of the Company’s common stock with an accompanying warrant for 24,000 shares for $184,800. In 2011, the Company granted 10,000 shares of common stock to a director for financial services provided by the director to the Company. The shares were valued at $0.42 per share and recorded as stock issued for services.

Stock Options – The Company granted 1,360,494 stock options to directors of the Company in 2012. In 2011, the Company granted 4,734,300 stock options to directors and officers of the Company (see Note 11 – STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION).

NOTE 8 – ACCRUED EXPENSES

Accrued expenses consist of the following at December 31:

	2012	2011
Accrued payroll	$99,345	$62,180
Deferred rent	27,884	21,941
Accrued vacation	58,405	32,692
Accrued warranty reserve	5,000	5,000
Other accruals	148	977
	$190,782	$122,790

NOTE 9 - INCOME TAXES

There is no current or deferred tax expense for the years ended December 31, 2012 and 2011 due to the Company’s loss position and the full reserve taken on the Company’s deferred tax asset in both years.

A reconciliation of statutory rates is as follows at December 31:

	2012	2011
Statutory Rate	34.0%	34.0%
State income taxes, net of federal income tax benefit	5.0%	5.0%
Reduction in valuation allowance related to net operating loss carry-forwards and change in permanent differences	-39.0%	-39.0%
	0.0%	0.0%

The tax effects of temporary differences that give rise to deferred tax assets (liabilities) are as follows at December 31:

	2012	2011
Deferred tax assets (liabilities):
Net operating loss carryforwards	$12,764,000	$10,447,000
Accumulated depreciation	(14,000)	(13,000)
Less valuation allowance	(12,750,000)	(10,434,000)
Net deferred tax assets	$-	$-

During the years ended December 31, 2012 and 2011, net deferred tax benefit was approximately $2,316,000 and $1,293,000, respectively. At December 31, 2012 and 2011, the Company has federal loss carryforwards of approximately $33.9 million and $27.9 million, respectively, and state loss carryforwards of approximately $16.2 million and $12.5 million, respectively, which are available to reduce future taxes, if any. These net operating loss carryforwards expire through 2032 and 2017, respectively. The net change in the total valuation allowance for the years ended December 31, 2012 and 2011 was a net increase of approximately $2,316,000 and $1,293,000, respectively. Based on the Company’s loss position and the uncertainty of the amount and timing of future taxable income, management believes that it is more likely than not that the Company will not fully realize the benefit of its net deferred tax assets. Pursuant to Internal Revenue Code Section 382, annual utilization of the Company’s net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% is deemed to occur within any three-year period. The Company believes that the Reverse Acquisition Transaction will not cause any limitation on future utilization of net operating loss carryforwards.

NOTE 10 – CONVERTIBLE PROMISSORY NOTES

At December 31, 2012 and 2011, the Company had promissory notes outstanding of $2,336,000 and $6,372,763, respectively, convertible into shares of the Company’s common stock. The conversion rate (stated in terms of the conversion rate into shares of ABHD common stock), interest rate and maturity dates of the notes outstanding at December 31, 2012, are shown in the table below:

Type of Financing	Principal Amount	Interest Rate	Conversion Rate	Maturity Date
Related Party
Senior Convertible Notes	585,000	0%	$0.70	3/31/2013
Senior Convertible Notes	400,000	0%	$0.70	7/7/2013
Senior Convertible Notes	200,000	0%	$0.70	12/19/2013
Senior Convertible Notes	325,000	0%	$0.70	2/3/2014
Senior Convertible Notes	200,000	0%	$0.70	4/16/2014
Subtotal - related party	1,710,000
Non-related party
Junior Convertible Notes	25,000	0%	$0.50	9/30/2011
Senior Convertible Notes	115,000	0%	$0.70	3/31/2013
Senior Convertible Notes	6,000	0%	$0.70	5/11/2014
Secured ABHD Notes	480,000	6%	$0.70	5/1/2013
Subtotal - non-related party	626,000
Total	$2,336,000

The conversion rate (stated in terms of the conversion rate into shares of ABHD common stock), interest rate and maturity dates of the notes outstanding at December 31, 2011, are shown in the table below:

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

The terms of the various types of convertible notes included in the tables above are described as follows:

Junior Convertible Notes and Senior Convertible Notes – These notes are convertible into shares of AbTech Series A preferred stock and, consequently, into shares of ABHD common stock. The conversion rate shown in the table above reflects the rate at which the notes could be converted into shares of ABHD common stock. The notes are due in full at maturity but may be prepaid at any time prior to the maturity date with proper notice to the note holder. In the event of liquidation of AbTech, the Senior Convertible Notes have priority in right of payment over the Junior Convertible Notes. Additionally, holders of Senior Convertible Notes have priority over any amounts due stockholders of AbTech, regardless of the form of payment which may be due. One note included in the table above has a maturity date prior to December 31, 2012; however, the note holder has indicated its intention to convert the note in accordance with its terms in 2013.

ABHD Convertible Notes – These notes were issued as part of the July 2011 Offering (see Note 14 - PRIVATE PLACEMENTS).

Secured ABHD Convertible Notes – These notes were issued in the September 2011 Offering (see Note 14 - PRIVATE PLACEMENTS).

Aggregate maturities of debt obligations commencing in 2013 are:

2013	2014	Total
$1,805,000	$531,000	$2,336,000

NOTE 11 – STOCKHOLDERS’ EQUITY (DEFICIENCY) AND STOCK-BASED COMPENSATION

Stock Options

The Company grants stock options to officers, directors, employees and consultants under stock plans.

AbTech’s 2007 Stock Plan - Prior to the Merger with ABHD, AbTech issued stock options under a plan (the “2007 Stock Plan”) that allowed up to 15% of the capital stock outstanding of AbTech to be available for awards granted under the plan. Options granted under the plan expire on the earlier of the stated expiration date or, in the case of incentive stock options, ninety days after the date employment ends or, in the case of non-statutory options, 30 days after the optionee ceases to be a service provider to the Company. The stated expiration dates occur between 2015 and 2020. Stock options were granted at the fair market value of the common stock as determined by the Board of Directors on the date of grant and are exercisable subject to vesting provisions and performance objectives. All outstanding stock options granted by AbTech outstanding as of the date of the reverse acquisition transaction with ABHD automatically convert into options for the purchase of shares of ABHD common stock at the rate of 5.32 shares of ABHD stock for each share of AbTech stock. ABHD will issue new authorized shares for AbTech stock options exercised after February 10, 2011, the date of the Merger.

ABHD’s 2012 Incentive Stock Plan – In May 2012, the shareholders of ABHD approved the 2012 Incentive Stock Plan (the “2012 Plan”), which allows for up to 9,000,000 shares of common stock awards to be granted during the term of the plan. The exercise price of options granted under the 2012 Plan is determined by the 2012 Plan Committee and may not be less than 100% of the fair market value of the common stock of ABHD on the grant date. Options expire not more than 10 years from the date of grant.

For the years ended December 31, 2012 and 2011, compensation expense of $634,849 and $77,532, respectively, for stock options accounted for under ASC 718 is included in Selling, general and administrative expense in the consolidated statements of operations. There was no related tax benefit recognized due to the Company’s loss position. At December 31, 2012, the Company had approximately $1,663,551 of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 2 years. No cash was received from the exercise of stock options during 2012 or 2011.

Compensation expense was determined from the estimates of fair values of stock options granted using the Black-Scholes option pricing model. The following table summarizes the weighted average of fair value and the significant assumptions used in applying the Black-Scholes model for options granted in 2012 and 2011:

	2012	2011
Weighted average of fair value for options granted	$0.36	$0.27
Weighted average assumptions used:
Expected dividend yield	0.0%	0.0%
Expected volatility	85.0%	81.5%
Risk-free interest rate	0.7%	1.9%
Expected life (in years)	2.3	5.0

The assumptions for expected dividend yield, expected volatility and expected term reflect management’s judgment and include consideration of historical experience. Expected volatility is based on historical volatility of the Company’s shares. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.

The Company’s stock option activity for the years ending December 31, 2012 and 2011, is summarized below (all share amounts for options granted by AbTech have been restated to give effect to the merger exchange ratio and reflect the equivalent number of ABHD shares):

AbTech Options

	Number of AbTech Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Term
Outstanding at December 31, 2010	5,329,107	$0.70	6.6
Forfeited or expired	(2,629,949)	0.70
Outstanding at December 31, 2011	2,699,158	0.70	3.5
Expired	(1,117,994)	0.70
Outstanding at December 31, 2012	1,581,164	$0.70	4.2

As of December 31, 2012, there were 1,581,164 stock options outstanding and exercisable with a weighted average remaining life of 4.2 years and an intrinsic value of $0.

ABHD Options

	Number of ABHD Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Term
Outstanding at December 31, 2010	640,000	$0.55	4.9
Granted	4,734,300	0.42
Outstanding at December 31, 2011	5,374,300	0.44	9.6
Granted	2,662,494	0.80
Expired	(40,000)	0.42
Outstanding at December 31, 2012	7,996,794	$0.56	6.9

As of December 31, 2012, there were 7,996,794 stock options outstanding with a weighted average remaining life of 6.9 years and an intrinsic value of $2,509,781. As of December 31, 2012, there were approximately 2,762,408 options exercisable with a weighted average remaining life of 4.6 years and an intrinsic value of $624,761. Of the non-exercisable stock options outstanding at December 31, 2012, 3,015,086 stock options vest over time between 2013 and 2015 and 2,219,300 stock options vest only upon the Company achieving specific performance objectives in 2013.

The following table summarizes the activity of the shares and weighted-average grant date fair value of the Company’s non-vested common stock options during the years ending December 31, 2012 and 2011:

	Non-vested AbTech Shares		Non-vested ABHD Shares
	Number of Shares	Weighted- average grant date fair value	Number of Shares	Weighted -average grant date fair value
Non-vested at December 31, 2010	2,502,178	$0.18	640,000	$0.12
Granted	-		4,734,300	0.27
Vested	(399,284)	0.10	(320,000)	0.12
Forfeited or expired	(2,102,894)	0.20	-
Non-vested at December 31, 2011	-	-	5,054,300	0.27
Granted			2,662,494	0.36
Vested			(2,442,408)	0.26
Expired			(40,000)	0.27
Non-vested at December 31, 2012	-	$-	5,234,386	$0.32

Common stock

In conjunction with the Merger that occurred in February 2011, the Company sold 2,320,000 shares of common stock for $2,320,000 of cash. Of this amount, 1,495,000 shares were issued during 2010 and 825,000 shares were issued during 2011 (see Note 12 - REVERSE ACQUISITION TRANSACTION).

During 2012 and 2011, the Company issued 300,000 and 449,931 shares, respectively, of common stock to five entities for services rendered to the Company. These shares were valued at the closing market price of the Company’s common stock on the measurement date in accordance with the provisions of ASC 505-50-30. The resulting expense of $240,000 and $320,533 in 2012 and 2011, respectively, is included in Selling, general and administrative expense in the consolidated statements of operations.

During 2012, the Company sold 4,840,832 shares of common stock to accredited investors in a private offering for $3,450,338 of cash, net of financing costs (see Note 14 – PRIVATE PLACEMENTS).

During 2012, the Company issued 366,666 shares of ABHD common stock upon the exercise of warrants for cash payments of $219,999 and 143,182 shares of ABHD common stock upon the exercise of warrants where the cashless exercise feature of the warrants was used.

During 2012, 10,727,005 shares of ABHD common stock were issued for the conversion of debt and interest accrued thereon totaling $7,346,590. Of this converted debt, $280,000 (converted into 441,707 shares of ABHD common stock) represented convertible promissory notes of the Company’s subsidiary, AbTech Industries. During 2011, 4,984,324 shares of ABHD common stock were issued for the conversion of AbTech Industries debt and interest accrued thereon totaling $3,084,474.

Warrants

In 2012 the Company issued the following warrants:

•	Thirty-one investors participating in the February 2012 closing of the September 2011 Offering (see Note 14 – PRIVATE PLACEMENTS) received warrants to purchase 1,733,335 shares of ABHD common stock and the placement agent for the offering received a warrant to purchase 220,953 shares of ABHD common stock related to the February 2012 closing.
•	Seven investors participating in the September 2011 Offering (see Note 14 – PRIVATE PLACEMENTS) received in 2012 additional warrants to purchase 60,335 shares of ABHD common stock when the Company, in accordance with the maturity date extension terms of Secured Notes, elected to extend the maturity dates of the seven affected Secured Notes.
•	Twenty-five investors participating in the 2012 Equity Offering (see Note 14 – PRIVATE PLACEMENTS) received warrants to purchase 484,083 shares of ABHD common stock. In addition, the placement agent for the 2012 Equity Offering received a warrant to purchase 87,217 shares of ABHD common stock.
•	Three consultants received warrants to purchase an aggregate 250,000 shares of ABHD common stock for consulting services rendered to the Company. Of these warrant shares, 200,000 have an exercise price of $0.71 per share and expire April 16, 2014. The other 50,000 warrant shares have an exercise price of $0.80 per share and expire August 16, 2015. Compensation expense related to these warrants of $69,675 was included in Selling, general and administrative expense in the consolidated statements of operations.

In 2011 the Company issued the following warrants:

•	Thirty investors participating in the September Private Placement (see Note 14 - PRIVATE PLACEMENTS) received warrants to purchase 2,666,667 shares of ABHD common stock. In addition, the placement agent received warrants to purchase 533,333 shares of ABHD common stock.
•	Three individuals participating in the July Offering (see Note 14 - PRIVATE PLACEMENTS) received warrants to purchase 466,666 shares of ABHD common stock.
•	Two individuals received warrants to purchase 530,000 shares of ABHD common stock as compensation for consulting services provided to the Company. These warrants have an exercise price of $0.50 per share. One warrant for 30,000 shares expires on July 23, 2013 and the other warrant for 500,000 shares expires on February 28, 2014. Compensation expense related to these warrants of $58,014 was included in Selling, general and administrative expense in the consolidated statements of operations.

A summary of common stock warrants outstanding at December 31 is as follows:

	AbTech Warrants		ABHD Warrants
	Number of Warrants	Weighted-average Exercise Price	Number of Warrants	Weighted-average Exercise Price
Outstanding at December 31, 2010	5,066,698	$0.79	-	-
Granted	-	-	4,196,666	$0.59
Exercised	-	-	-	-
Forfeited or expired	(3,306,069)	0.80	-	-
Outstanding at December 31, 2011	1,760,629	0.77	4,196,666	0.59
Granted	-	-	2,835,923	0.67
Exercised for cash	-	-	(366,666)	0.60
Exercised-cashless	-	-	(450,000)	0.60
Expired	(86,954)	0.70	-	0.60
Outstanding at December 31, 2012	1,673,675	$0.77	6,215,925	$0.64

The 1,673,675 exercisable AbTech warrants outstanding at December 31, 2012 expire at various dates through 2015 and have a weighted average remaining life of 1.7 years.

The 6,215,924 exercisable ABHD warrants outstanding at December 31, 2012 expire at various dates through 2017 and have a weighted average remaining life of 3.7 years.

AbTech Series A Convertible Preferred Stock

AbTech has designated 3,500,000 of its 5,000,000 authorized preferred shares as Series A Convertible Preferred Stock (“Series A Stock”) and has 1,232,947 of such shares issued and outstanding at December 31, 2012. These shares represent the non-controlling interest in the Company’s subsidiary as shown on the Consolidated Balance Sheets and Consolidated Statements of Operations. Series A Stock has a par value of $0.01 and no liquidation or dividend preferences. During 2012, holders of 206,667 shares of Series A Stock elected to convert their shares of Series A Stock into 1,100,252 shares of ABHD common stock as provided for under the Merger Agreement (see NOTE 12 – REVERSE ACQUISITION TRANSACTION).

The holders of Series A Stock may at any time elect to convert any or all such shares into common shares of AbTech at a conversion rate initially set at one share of AbTech common stock for each share of Series A Stock, subject to certain anti-dilution adjustments that protect Series A Stockholders if AbTech issues new shares at less than $3.75 per share. The Series A Stock will automatically convert into common shares upon either (a) the closing of a firm underwritten public offering, (b) subsequent listing on the New York Stock Exchange or the NASDAQ Global Market, or (c) upon the sale or transfer of substantially all the assets or the consolidation or merger with an entity solely for cash or solely for cash and securities listed on the New York Stock Exchange or the NASDAQ Global Market.

While Series A Stockholders have no voting rights as ABHD stockholders, they do have specific rights pertaining to the governance of AbTech, ABHD’s subsidiary. As long as Series A Stockholders hold, on a converted basis, at least 8% of the Common Stock of AbTech, they will be granted a pre-emptive right to maintain their respective ownership percentages, as determined on a fully-diluted basis, in subsequent sales of Common Stock or Common Stock Equivalents conducted by AbTech. Series A Stockholders have a right to designate up to three Directors to the AbTech Board of Directors (Series A Directors) and the Series A Directors are entitled to choose at least one member of the AbTech Audit Committee and one Member of the AbTech Compensation Committee. Corporate governance provisions were also modified to require various levels of supermajority approval by the AbTech Board for specific, major actions taken by AbTech. For some actions, approval of 2/3rds of the Series A Directors is required.

Common shares reserved for future issuance

As of December 31, 2012, ABHD common shares reserved for future issuance were as follows (all shares are stated in ABHD share equivalents):

Conversion of convertible AbTech preferred stock	6,563,943
Shares issuable upon conversion of debt	3,335,367
Stock options outstanding	9,577,958
Warrants to purchase common stock	7,889,600
27,366,868

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

•	Issuance of Common Stock – At the closing of the Merger, ABHD issued 32,009,801 shares of its common stock to the stockholders of AbTech in exchange for 100% of the issued and outstanding common stock of AbTech. Immediately prior to the Merger, ABHD had 10,000,000 shares of common stock issued and outstanding, excluding the shares issued as part of a $3 million funding required by the Merger Agreement. $1,645,000 of the $3 million funding was received by ABHD prior to closing. The financier issued a promissory note (the “Note”) to ABHD for the $1,355,000 balance of the financing commitment which was to be funded in cash after the Merger closing. The Note was secured by a total of 1,145,000 shares of ABHD common stock pledged by the financier (the “Collateral”). ABHD elected to hold the Note as a funding commitment only and did not record the Note or issue any shares in exchange for the Note. Subsequent to the date of the merger, ABHD received $675,000 of the remaining $1,355,000 due on the Note. Of the 675,000 common shares due to investors for these payments, the Company issued 500,000 shares and held the remaining 175,000 shares as additional collateral for the Note. In May of 2011, the financier defaulted on the $680,000 balance due on the Note, released 509,300 shares of the Collateral and relinquished its rights to the 175,000 shares of additional collateral held by the Company.

•	Conversion of AbTech’s Preferred Stock – At the effectiveness of the Merger, 1,439,614 shares of Series A Preferred Stock (“Preferred Stock”) of AbTech outstanding immediately prior to the Merger were converted into 1,439,614 shares of preferred stock of Surviving Corporation (i.e. AbTech, post-Merger). The privileges, rights, and preferences of the Preferred Stock were not affected or altered by such conversion. Accordingly, the Preferred Stock may be converted at any time into common shares of AbTech as the Surviving Corporation and subsequently such common shares of the Surviving Corporation will be exchanged for shares of the common stock of ABHD at the same exchange rate in effect for common shares of AbTech at the date of the Merger (the “Merger Consideration”). The Preferred Stock that converted to ABHD common stock at the Merger or subsequent to the Merger, is included in common stock in the Consolidated Balance Sheets as of December 31, 2012 and 2011. The preferred stockholders that elected to not convert and exchange their shares for ABHD common shares, represent the non-controlling interest shown on the Consolidated Balance Sheet as of December 31, 2012 and 2011.
•	Conversion of AbTech’s Warrants – At the effectiveness of the Merger, 480,266 warrants to purchase AbTech common stock outstanding immediately prior to the Merger were converted into warrants to purchase 2,557,153 shares of common stock of ABHD. At the effective time of the Merger, 471,444 warrants to purchase AbTech Preferred Stock outstanding immediately prior to the Merger were converted into warrants to purchase 471,444 shares of preferred stock of AbTech as the Surviving Corporation. The aggregate exercise price and other terms of such warrants were not affected or altered by such conversion and, upon exercise of any such warrants, the shares of preferred stock received upon such exercise would be convertible at any time for common shares of AbTech, whereupon such common shares would be exchanged for the Merger Consideration.
•	Conversion of AbTech’s Options – At the effectiveness of the Merger, options to purchase 992,000 shares of AbTech common stock outstanding immediately prior to the Merger were converted into options to purchase 5,281,855 shares of common stock of ABHD. The aggregate exercise price and other terms of such options were not affected or altered by such conversion.
•	Conversion of AbTech‘s Convertible Debt – As of the closing of the Merger, $3,980,666 of outstanding notes of the Company that were convertible into Preferred Stock of AbTech prior to the Merger were retained by the holders and $1,349,291 of such notes were converted into 1,919,320 shares of common stock of ABHD. The notes retained by the holders are convertible into shares of ABHD stock at the same rate as if they had been converted at the time of the merger.

NOTE 13 – 2011 DEBT SETTLEMENT TRANSACTION

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

In addition, during 2011, the Company received $975,000 from New Investors interested in buying New Notes. From these proceeds the Company repaid approximately $604,100 of outstanding debt and used the balance of the funds for operating capital. The New Notes were all automatically converted to shares of ABHD common stock resulting in the issuance of 1,723,255 shares of common stock by the Company.

Due to the beneficial conversion feature implied in these transactions, at the time of each investment by a New Investor, the applicable Targeted Notes or New Notes were discounted by the lesser of: (i) the intrinsic value of the beneficial conversion feature, or (ii) the proceeds realized from the New Investor. These discounts aggregated $1,620,955 and were charged to additional paid in capital and interest expense. The Targeted Notes that were purchased by New Investors and the New Notes issued to New Investors were converted by the New Investors into shares of ABHD common stock during the second quarter of 2011 and upon such conversion the discounts were charged to income as interest expense.

NOTE 14 – PRIVATE PLACEMENTS

Private Placement in July 2011

In July 2011, the Company sold $700,000 of convertible promissory notes (the “Notes”) in a private offering (the “July 2011 Offering”). The convertible promissory notes bear interest at a rate of twelve percent (12%) per annum. All interest accrued on the Notes is due and payable at maturity. During 2012, all of these Notes, with interest accrued thereon, were converted to 1,331,183 shares of ABHD common stock at the conversion rate of $0.60 per share.

Subscribers in the July 2011 Offering also received warrants for the purchase of the number of shares of the Company’s common stock equal to forty percent (40%) of the amount invested divided by the conversion price of $0.60 per share for a total of 466,666 warrant shares.

Private Placement in September 2011

From September 19 through December 31, 2011, the Company sold $4,000,000 of secured convertible promissory notes (the “Secured Notes”) in a private offering (the “September 2011 Offering”). The final closing of the September 2011 Offering occurred in February 2012 wherein the Company sold an additional $2,600,000 of Secured Notes for a total of $6,600,000 of Secured Notes sold in the September 2011 Offering. The Secured Notes bear interest at a rate of twelve percent (12%) per annum and were due and payable in full on the nine (9) month anniversary of issuance (the “Original Maturity Date”). During 2012, the Company exercised its option to extend the maturity date of seven of the Secured Notes by an additional ninety (90) day period (the “First Extension Option”), during which period the interest rate increased to fifteen percent (15%) per annum on the unpaid principal of those Secured Notes. All Secured Notes are convertible into shares of common stock of the Company at the conversion rate of $0.70 per share.

The Secured Notes are secured by all of the Company’s right, title and interest in, to and under all personal property and other assets of the Company (with certain exceptions to allow for potential financing arrangements for accounts receivable and inventory) pursuant to a Security Agreement entered into by the Company.

Subscribers in the September Offering also received warrants for the purchase of the number of shares of Company common stock equal to forty percent (40%) of the amount invested divided by the conversion price of $0.60 per share for a total of 4,400,000 warrant shares. The holders of the seven Secured Notes for which the Company exercised the First Extension Option, as described above, each received an additional warrant for 10% of the principal amount of the Secured Notes outstanding at that date divided by the conversion price, amounting to a total of 60,335 shares. The warrants have an exercise price of $0.60 per share.

The Notes issued in connection with the July 2011 Offering and the Secured Notes issued in connection with the September 2011 Offering have been discounted by the value of the detachable warrants issued with the Notes and the Secured Notes. The value of the warrants was bifurcated from the value of the Notes and the Secured Notes and was shown separately as a warrant liability because of certain down-round price protection features of the warrants. The warrant liability was revalued at each reporting period. The value of the warrants, including the additional warrants issued pursuant to the Company’s exercise of the First Extension Option as discussed above, was estimated by applying the Black Scholes model and amounted to $1,516,791 at the time the warrants were issued. The corresponding note discount was amortized over the life of the Notes and Secured Notes using the effective interest method and was fully amortized as of December 31, 2012. As of December 31, 2012 the entire balance of the warrant liability had been reclassified to additional paid-in capital. (see Note 15 – FAIR VALUE OF FINANCIAL INSTRUMENTS).

The Company paid the Placement Agent engaged in connection with the September Offering a cash placement fee equal to eight percent (8%) of the aggregate purchase price paid by each investor. This fee amounted to $320,000 for the $4,000,000 received through December 31, 2011 and $208,000 for the $2,600,000 received in the February 2012 closing. In addition to the placement agent fee, the Company issued to the placement agent a warrant to purchase 754,286 shares of the Company’s common stock (the “PA Warrant”). The PA Warrant issued in connection with the September Offering has an exercise price per share of $0.70. The PA Warrant expires five years from the date of issuance and is in the same form as the securities sold in the September 2011 Offering, except that the PA Warrant includes a “net issuance” cashless exercise feature. The value of these warrants was estimated by applying the Black Scholes model and amounted to $357,984, upon grant. The balance was recorded as a deferred financing charge. During 2012, these warrants were revalued at $322,775 and the corresponding warrant liability was reclassified as additional paid-in capital (see Note 15 – FAIR VALUE OF FINANCIAL INSTRUMENTS).

Settlement of Notes and Secured Notes in 2012

During 2012, the Company repaid in cash $275,000 of the Secured Notes issued in the September 2011 Offering, along with interest accrued on Secured Notes of $265,630. In addition, $5,845,000 of the Secured Notes and all $700,000 of the Notes (including $521,589 of interest accrued thereon) were converted into 10,285,298 shares of ABHD common stock. Two Secured Notes totaling $480,000 remained outstanding at December 31, 2012. By mutual agreement between the Company and the holder of these two Secured Notes, the maturity date of these two notes has been extended to May 1, 2013 and the interest rate was reduced to 6% per annum beginning January 1, 2013.

Private Placement in September 2012

On September 12, 2012, the Company completed a private offering of 4,840,832 shares of common stock at a purchase price of $0.77 per share (the “2012 Equity Offering”). Investors purchasing the common stock in the 2012 Equity Offering also received a detachable warrant for the purchase of a number of shares of common stock equal to ten percent (10%) of the shares of common stock purchased at an exercise price of $0.90 per share expiring five (5) years from the date of grant. The placement agent engaged in connection with the Equity Offering received a warrant to purchase 87,217 shares of common stock at an exercise price of $0.90 per share expiring five (5) years from the date of grant. The warrant granted to the placement agent includes a net issuance cashless exercise feature not otherwise included in the warrants granted to investors. After paying placement agent fees of $268,626 and legal and other fees of $8,475, the Company received net proceeds from the Equity Offering of $3,450,338. These proceeds were intended to be used to repay the principal and accrued interest of the Secured Notes issued in 2011 and 2012 that were not converted to common stock by their holders. Because most of the Secured Notes were ultimately converted to common stock, nearly all of the proceeds of the Equity Offering were used by the Company for general working capital purposes.

NOTE 15 –FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, capital lease obligation, convertible notes payable, notes payable and warrant liability. It is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values based on their short maturities or for long-term debt based on borrowing rates currently available to the Company for loans with similar terms and maturities. Gains and losses recognized on changes in fair value of financial instruments are reported in other income (expense) as gain (loss) on change in fair value. The Company estimates the fair value of level 3 inputs using the Black-Scholes valuation model using historical volatility as the method to estimate expected volatility. At December 31, 2012 and 2011, the Company had no financial instruments outstanding that were estimated using level 1 or level 2 inputs. The Company’s warrant liability was estimated using Level 3 inputs as shown in the reconciliation table below for the years ended December 31, 2012 and 2011.

Fair value measurements using significant unobservable inputs (Level 3)
Description	Warrant Liability
Beginning balance, December 31, 2010	$
Purchases, issuance and settlements	741,028
Total (gains) or losses	(242,052)
Transfers in or out of Level 3	-
Ending balance, December 31, 2011	498,976
Purchases, issuance and settlements	795,975
Total (gains) or losses	944,291
Transfers in or out of Level 3	(2,239,242)
Ending balance, December 31, 2012	$-

During 2012, the Company reclassified warrant liability amounts of $2,577,014 to additional paid-in capital. The warrant liability attributable to warrants that were exercised during 2012, in the amount of $337,772, was revalued as of the applicable exercise dates and then reclassified to additional paid-in capital. The remaining warrant liability, in the amount of $2,239,242 was also revalued and reclassified to additional paid-in capital upon the expiration of the conditional factors that originally caused the warrant values to be classified as a liability. These factors involved certain conditions in the warrant terms that could have caused a change in the exercise price of the warrants and the number of warrant shares. Because the affected warrants are no longer subject to these conditions and have a fixed exercise price and a fixed number of warrant shares, the warrant values no longer qualified as a warrant liability and, therefore, were reclassified to additional paid-in capital. Accordingly, the warrant liability as of December 31, 2012 was reduced to zero.

The Company used the following assumptions to estimate the fair value of the warrant liability that was reclassified to additional paid in capital:

Expected volatility	80.42%
Expected dividend yield	0%
Expected term	1.8-2.1 years
Risk-free interest rate	0.72%

The Company believes that the Black-Scholes model is a reasonable valuation model for valuing these warrants considering the facts and circumstances pertaining to the terms of these warrants, and the Company does not believe that using an alternative or more complex valuation model (including, for example, a lattice pricing model) would have a material effect on, or otherwise materially impact, the financial statements for the periods presented.

NOTE 16 – CONTINGENCIES, LITIGATION, CLAIMS AND ASSESSMENTS

The Company experiences routine litigation in the normal course of its business. The Company is not aware of any pending or threatened litigation that would have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

In July 2010, AbTech Industries received approval from the U.S. Environmental Protection Agency (“EPA”) of a time limited registration of its antimicrobial Smart Sponge Plus material under the Federal Insecticide, Fungicide and Rodenticide Act, which was conditioned upon AbTech Industries submitting additional data regarding the active ingredient in Smart Sponge Plus to the EPA by July 1, 2011. Subsequently, the EPA granted additional extensions of the time-limited registration to May 31, 2013. The Company is using a third-party laboratory to produce the data for submission to the EPA by May 31, 2013. Provided that the data is submitted on time and is acceptable to the EPA, the time-limited condition of the registration will be lifted and the registration will be effective without a time limitation. If the data is not submitted on time and the EPA does not grant additional extensions, the registration will expire and the Company will not be able to sell Smart Sponge Plus products. While the Company would be able to continue to sell regular Smart Sponge products that do not include the antimicrobial agent, the inability to sell Smart Sponge Plus products could have a significant adverse effect on the Company’s prospects for revenue growth.

NOTE 17 – SUBSEQUENT EVENTS

Subsequent to December 31, 2012, the Company issued 128,971 shares of common stock pursuant to a cashless exercise of warrants by a warrant holder. In addition, the Company issued 40,000 shares of common stock to a consultant for services rendered.

