Form 10-K/A
period 2012-12-31
Abtech Holdings, Inc.
filed 2013-05-07
CIK 1405858

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

This amendment (the “Form 10-K/A”) to the Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the Securities and Exchange Commission (“SEC”) on March 29, 2013 (the “Original Form 10-K” and together with the Form 10-K/A the “Form 10-K”) is being filed for the purpose of making the following revision to address a comment received from the SEC regarding a Registration Statement on Form S-1 originally filed by ABHD on April 13, 2012:

•	replace the abbreviated certifications of the Chief Executive Officer and Chief Financial Officer contained in Exhibit 31 with the full certifications of the Chief Executiev Officer and the Chief Financial Officer.

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

ABTECH HOLDINGS, INC.

Date: May 6, 2013	By:	/s/ Glenn R. Rink
Glenn R. Rink
Chief Executive Officer,
President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 6, 2013	By:	/s/ Glenn R. Rink
Glenn R. Rink
Chief Executive Officer,
President and Director

Date: May 6, 2013	By:	/s/ Lane J. Castleton
Lane J. Castleton
Chief Accounting Officer, Chief Financial
Officer, Vice President and Treasurer

Date: May 6, 2013	By:	/s/ *
Olivia H. Farr, Director and Corporate Secretary

Date: May 6, 2013	By:	/s/ *
David Greenwald, Director

Date: May 6, 2013	By:	/s/ *
A. Judson Hill, Director

Date: May 6, 2013	By:	/s/ *
Steven W. Kohlhagen, Director

Date: May 6, 2013	By:	/s/ *
Karl Seitz, Director

Date: May 6, 2013	By:	/s/ *
Jonathan Thatcher, Director

	*By:	/s/ Lane J. Castleton
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

