Form 10-Q
period 2013-03-31
Abtech Holdings, Inc.
filed 2013-05-15
CIK 1405858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

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

☐	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer (Do not check if smaller reporting company)	☒	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 10, 2013
Common stock, $.001 par value	67,529,462

ABTECH HOLDINGS, INC.

FORM 10-Q

March 31, 2013

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report. Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “would,” “could,” “confident,” “forecast,” “hope,” “likely,” “plan,” “possible,” “potential,” “predict,” “project,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms or the negative of such terms. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions concerning, among others, capital expenditures, earnings, litigation, regulatory matters, liquidity and capital resources, and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we operate, results of litigation, and other circumstances affecting anticipated revenues and costs, and the risk factors set forth under “Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2012, filed on March 29, 2013.

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

Explanatory Note

As used in this Quarterly Report on Form 10-Q, “we,” “us,” “our,” “ABHD” and the “Company” refer to Abtech Holdings, Inc.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The December 31, 2012 consolidated balance sheet included in this Quarterly Report on Form 10-Q was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2013. For further information, refer to the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ABTECH HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2013 (Unaudited)	December 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$1,230,259	$2,543,898
Accounts receivable – trade, net	89,962	74,180
Inventories, net	451,994	397,804
Deferred charges, net	10,128	10,128
Prepaid expenses and other current assets	12,787	14,077
Total current assets	1,795,130	3,040,087

Fixed assets, net	75,243	72,981
Security deposits	33,940	33,940
Deferred charges, net	2,360	4,892
Total assets	$1,906,673	$3,151,900

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities
Accounts payable	$380,283	$263,379
Accounts payable – related party	11,103	52,636
Loans from shareholders	9,000	9,000
Convertible promissory notes	620,000	620,000
Convertible promissory notes – related party	1,510,000	1,185,000
Capital lease obligation – current portion	3,167	3,739
Customer deposits	41,584	41,584
Accrued interest payable	36,306	28,676
Accrued expenses	181,427	190,782
Total current liabilities	2,792,870	2,394,796

Due to related party	94,827	96,181
Convertible promissory notes – noncurrent portion	6,000	6,000
Convertible promissory notes – related party – noncurrent portion	200,000	525,000
Capital lease obligation – noncurrent portion	5,690	6,654
Total liabilities	3,099,387	3,028,631

Commitments and contingencies

Stockholders’ equity (deficiency)
Common stock, $0.001 par value; 300,000,000 authorized shares; 64,807,343 and 64,638,372 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	64,807	64,638
Additional paid-in capital	40,483,207	40,372,764
Non-controlling interest	(2,002,904)	(1,814,388)
Accumulated deficit	(39,737,824)	(38,499,745)
Total stockholders’ equity (deficiency)	(1,192,714)	123,269
Total liabilities and stockholders’ equity (deficiency)	$1,906,673	$3,151,900

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABTECH HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months ended March 31,
	2013	2012

Net revenues	$99,537	$239,507

Cost of revenues	98,720	157,279
Gross profit	817	82,228

Operating expenses
Selling, general and administrative	1,246,761	898,576
Research and development	169,396	179,197
Total operating expenses	1,416,157	1,077,773

Operating loss	(1,415,340)	(995,545)

Other income (expense)
Interest expense	(11,862)	(884,421)
Loss on valuation of warrant liability	-	(916,908)
Other income (expense)	607	198
Total other income (expense), net	(11,255)	(1,801,131)

Net loss before income taxes	(1,426,595)	(2,796,676)

Provision for income taxes	-	-

Net loss	(1,426,595)	(2,796,676)

Net loss attributable to non-controlling interest	(188,516)	(120,783)

Net loss attributable to controlling interest	$(1,238,079)	$(2,675,893)

Basic and diluted loss per common share	$(0.02)	$(0.06)
Basic and diluted weighted average number of shares outstanding	64,717,505	47,930,338

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABTECH HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31,

	2013	2012
Operating Activities
Net loss	$(1,426,595)	$(2,796,676)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	7,040	6,920
Common stock issued for services rendered	27,200	-
Stock-based compensation expense	83,412	81,463
Note discount amortized as interest	-	438,106
Deferred charges expensed as interest	2,532	258,862
Loss on change in fair value of warrant liability	-	916,908
Changes in operating assets and liabilities:
Accounts receivable	(15,782)	(58,177)
Inventories	(54,190)	41,739
Prepaid expenses and other current assets	1,290	6,559
Deferred charges	-	(258,181)
Accounts payable	75,371	(152,577)
Customer deposits	-	(23,176)
Accrued interest payable	7,630	186,189
Accrued expenses	(9,355)	(5,930)
Net cash used in operating activities	(1,301,447)	(1,357,971)

Investing Activities
Purchases of fixed assets	(9,302)	(10,514)
Net cash used in investing activities	(9,302)	(10,514)

Financing Activities
Proceeds from notes payable	-	2,600,000
Repayments under capital lease obligation	(1,536)	-
Net decrease in due to related party	(1,354)	(1,286)
Net cash provided by (used in) financing activities	(2,890)	2,598,714

Net change in cash and cash equivalents	(1,313,639)	1,230,229
Cash and cash equivalents at beginning of period	2,543,898	1,386,502
Cash and cash equivalents at end of period	$1,230,259	$2,616,731

Supplemental cash flow information:
Cash paid for interest	$1,197	$1,264
Cash paid for income taxes	-	-
Non-cash investing and financing activities:
Common stock issued for conversion of debt, including accrued interest	-	125,000
Common stock, warrants and options issued for services	110,612	81,463
Issuance of warrant liability	-	1,105,999
Unamortized portion of debt discount	-	2,091,712
Portion of debt discount in deferred charges	-	239,851

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

AbTech Industries, Inc. (“AbTech”), a Delaware corporation with an authorized capital of 15,000,000 shares of $0.01 par value common stock and 5,000,000 shares of $0.01 par value preferred stock, was acquired by ABHD in a reverse acquisition transaction on February 10, 2011 (the “Merger”). In accordance with the merger agreement between AbTech and ABHD (the “Merger Agreement”), ABHD acquired all of the issued and outstanding common stock of AbTech, including shares issuable upon the conversion of Series A preferred stock and convertible promissory notes outstanding, in exchange for the stockholders of AbTech acquiring 46,000,000 shares of ABHD common stock. ABHD also agreed to reduce its number of common shares outstanding to 10,000,000 shares prior to the Merger. The preferred stockholders of AbTech that elected to not convert and exchange their shares for ABHD common shares, represent the non-controlling interest shown on the Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012.

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

In May, 2012, the Company formed a new subsidiary, AEWS Engineering, LLC (“AEWS”), an independent civil and environmental engineering firm, established to provide engineering and technology innovation to the water infrastructure sector. AEWS is owned 80% by the Company and 20% by Bjornulf White, the President of AEWS and Executive Vice President of AbTech. Under the AEWS operating agreement, the Company will fund the initial start-up costs of AEWS. Any future profits will be allocated first to those members that have funded prior losses (AbTech) and then to members in proportion to their membership interests. Accordingly, the operations of AEWS for the periods reflected in these condensed consolidated financial statements are allocated 100% to the Company. AEWS has an office located in Raleigh, North Carolina. Through March 31, 2013, AEWS had no revenues and its activities comprised setting up operations and developing business opportunities.

AbTech’s wholly-owned subsidiary, Environmental Security Corporation (“ESC”), was formed in 2003 to develop a sensor array technology designed to detect impurities in water flows. ESC owns a U.S. patent on this technology and has acquired rights to another monitoring technology, but otherwise had no operations during 2013 or 2012.

The Company operates in one business segment which is the filtration and treatment of polluted water.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation – The condensed consolidated financial statements include the accounts of ABHD, AbTech, AEWS and ESC. Intercompany accounts and transactions have been eliminated. The non-controlling interest shown on the Condensed Consolidated Balance Sheet as of March 31, 2013, represents the ownership interest in AbTech of the holders of AbTech Series A preferred stock that elected not to exchange their Series A preferred shares for common shares of ABHD as allowed by the Merger Agreement.

The condensed consolidated financial statements for the three month periods ended March 31, 2013 and March 31, 2012 are unaudited and, in the opinion of the Company’s management, include all adjustments necessary for a fair presentation of such condensed consolidated financial statements. Such adjustments are of a normal recurring nature.

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

Net Loss Per Share – Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. The calculation of basic loss per share gives retroactive effect to the recapitalization related to the reverse acquisition of AbTech by ABHD. The Company has other potentially dilutive securities outstanding that are not shown in a diluted net loss per share calculation because their effect in both 2013 and 2012 would be anti-dilutive. The following chart lists the securities as of March 31, 2013 and 2012, that were not included in the computation of diluted net loss per share because their effect would have been antidilutive:

	Common Shares
	March 31, 2013 Unaudited	March 31, 2012 Unaudited
Options to purchase common stock	9,577,958	8,073,458
Warrants to purchase common stock	7,089,839	7,829,065
Convertible promissory notes	3,335,367	13,464,939
Convertible preferred stock in AbTech	6,563,943	6,563,943
	26,567,107	35,931,405

Recent Accounting Pronouncements – There have been no recent accounting pronouncements or changes in accounting pronouncements that are expected to have a material impact on the Company’s condensed consolidated financial statements.

NOTE 3 – INVENTORIES

The Company uses a perpetual inventory system and periodic physical test counts to determine inventory amounts at interim balance sheet dates. Inventories are stated at the lower of cost or market, with cost computed on an average cost method which approximates the first-in, first-out basis.

	March 31, 2013 Unaudited	December 31, 2012
Raw materials	$103,135	$105,971
Work in process	425,411	354,554
Finished goods	33,448	47,279
Reserve for obsolescence	(110,000)	(110,000)
Total	$451,994	$397,804

NOTE 4 – GOING CONCERN

These unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs, which raises doubts about the ability of the Company to continue as a going concern. In order to continue as a going concern, the Company will need to generate additional revenue and obtain additional capital to fund its operating losses and service its debt. Management of the Company has developed a strategy, which it believes will accomplish this objective through revenue growth and additional funding, which will enable the Company to operate for the coming year, though there can be no assurance that the Company’s efforts will be successful. As a result, the Company’s independent registered public accounting firm issued a going concern opinion on the consolidated financial statements of the Company for the year ended December 31, 2012. These condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 5 – RELATED PARTY TRANSACTIONS

Accounts payable, related party – represents amounts due to various officers of the Company for travel expenses and $10,000 for advertising and sponsorship fees due to a non-profit organization of which the president of the Company is a director.

NOTE 6 –PROMISSORY NOTES

At March 31, 2013, the Company had promissory notes outstanding of $2,336,000, convertible into shares of the Company’s common stock. The conversion rate (stated in terms of the conversion rate into shares of ABHD common stock), interest rate and maturity dates of the notes outstanding at March 31, 2013, are shown in the table below:

Type of Financing	Principal Amount	Interest Rate	Conversion Rate	Maturity Date
Related Party
Senior Convertible Notes	$585,000	0%	$0.70	3/31/2013
Senior Convertible Notes	400,000	0%	$0.70	7/7/2013
Senior Convertible Notes	200,000	0%	$0.70	12/19/2013
Senior Convertible Notes	325,000	0%	$0.70	2/3/2014
Senior Convertible Notes	200,000	0%	$0.70	4/16/2014
Subtotal - related party	1,710,000
Non-related party
Junior Convertible Notes	25,000	0%	$0.50	9/30/2011
Senior Convertible Notes	115,000	0%	$0.70	3/31/2013
Senior Convertible Notes	6,000	0%	$0.70	5/11/2014
Secured ABHD Notes	480,000	6%	$0.70	5/31/2013
Subtotal - non-related party	626,000
Total	$2,336,000

On April 11, 2013, the Company completed a transaction wherein $1,856,000 of the notes included in the table above were converted into shares of ABHD common stock (see Note 10 – Subsequent Events), leaving only the $480,000 Secured ABHD Notes maturing on May 31, 2013 outstanding as of that date.

NOTE 7 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, capital lease obligation, notes payable and convertible notes payable. It is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values using level 3 inputs, based on their short maturities or for long-term debt based on borrowing rates currently available to the Company for loans with similar terms and maturities. Gains and losses recognized on changes in fair value of financial instruments, if any, are reported in other income (expense) as gain (loss) on change in fair value.

NOTE 8 – STOCKHOLDERS’ DEFICIENCY

Paid-in capital for the three-months ended March 31, 2013 increased by $83,412 for the value of stock based compensation attributable to options vesting during the period and $27,200 for 40,000 shares of common stock issued for services rendered to the Company.

During the three-months ended March 31, 2013, warrant holders surrendered warrants for 666,666 shares of common stock pursuant to the cashless exercise of the warrants. The warrant holders received 128,971 shares of common stock for the surrendered warrants.

NOTE 9 – LITIGATION AND CONTINGENCIES

On February 28, 2013, the Company filed a complaint (the “Complaint”) with the Superior Court of the State of Arizona against Arctech, Inc. (“Arctech”) arising from the Company’s License, Supply and Distribution Agreement with Arctech, dated June 6, 2012 (the “Agreement”). The Complaint claims that, due to fraudulent misrepresentations and omissions made by Arctech regarding the performance of their Humasorb technology, which technology is the subject of the Agreement, the Agreement should be declared null, void, unenforceable, and should be rescinded, such that the Company and Arctech should be placed in their respective positions prior to the execution of the Agreement. The Complaint also requests that the Company should be awarded damages and attorney’s fees in an amount to be determined at trial. Prior to filing the Complaint, the Company made payments of $75,000 to Arctech which, under the terms of the Agreement, were to be creditable against certain products and services to be provided to the Company by Arctech. On April 4, 2013, Arctech filed with the court a response to the complaint largely denying the Company’s claims and making certain counterclaims alleging that the Company had breached the Agreement by not making certain periodic payments to Arctech as specified in the Agreement, that Arctech had suffered damages of at least $220,000 as a result and that Arctech should be awarded damages, attorney’s fees, costs and interest in an amount to be determined at trial. The Company believes it has meritorious defenses and intends to aggressively defend its position regarding this matter. No estimated loss has been accrued in the accompanying financial statements as of March 31, 2013 and December 31, 2012, as management deems the likelihood of the Company incurring a liability to be not probable.

In July 2010, AbTech Industries received approval from the U.S. Environmental Protection Agency (“EPA”) of a time limited registration of its antimicrobial Smart Sponge Plus material under the Federal Insecticide, Fungicide and Rodenticide Act, which was conditioned upon AbTech Industries submitting additional data regarding the active ingredient in Smart Sponge Plus to the EPA by July 1, 2011. Subsequently, the EPA granted additional extensions of the time-limited registration to May 31, 2013. The Company recently requested an additional extension of the time-limited registration through December 31, 2013 to allow time for a third-party laboratory to complete the testing and produce the data for submission to the EPA. Provided that the data is submitted before the expiration of the time-limited registration and is acceptable to the EPA, the time-limited condition of the registration will be lifted and the registration will be effective without a time limitation. If the data is not submitted prior to the expiration of the time-limited registration and the EPA does not grant additional extensions, the registration will expire and the Company will not be able to sell Smart Sponge Plus products. While the Company would be able to continue to sell regular Smart Sponge products that do not include the antimicrobial agent, the inability to sell Smart Sponge Plus products could have a significant adverse effect on the Company’s prospects for revenue growth.

NOTE 10 – SUBSEQUENT EVENTS

On April 8, 2013, the holder of the two outstanding Notes totaling $480,000, elected to convert $36,736 of accrued interest on the outstanding notes into 52,479 shares of ABHD common stock.

On April 11, 2013 the Company completed a transaction (the “Transaction”) wherein the Company assigned to new investors its right to repurchase eleven outstanding convertible promissory notes (the “AbTech Notes”) issued by the Company’s subsidiary, AbTech Industries, Inc. The AbTech Notes were all non-interest bearing with an aggregate principal amount of $1,856,000 and maturity dates ranging from March 31, 2013 to May 11, 2014. The new investors purchased the AbTech Notes pursuant to Assignment and Assumption Agreements whereby they agreed to immediately convert the AbTech Notes into shares of Series A preferred stock of AbTech Industries, Inc. in accordance with the conversion terms of the AbTech Notes and then to further convert the shares of Series A preferred stock into shares of the Company’s common stock as provided for in the terms of the Company’s merger with AbTech Industries, Inc. that occurred in February 2011. The Transaction was a cashless transaction for the Company with the price paid to repurchase the Notes equal to the price paid by the new investors to acquire the Notes. As a result of the Transaction, the Company reduced its outstanding convertible debt by $1,856,000 and issued 2,649,640 shares of its common stock.

On May 6, 2013, the Company issued 20,000 shares of ABHD common stock to a vendor for services rendered to the Company.

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

Overview

ABHD and its subsidiaries are involved in the business of providing water treatment solutions to address the contamination of water resources that occurs in stormwater runoff, oil and gas extraction and mining operations, and other industrial operations with the objective of making such water streams dischargeable or reusable. ABHD is the parent holding company. Its subsidiary, AbTech Industries, Inc. (“AbTech”), is the operating company that manufactures and sells water treatment products, many of which incorporate its patented Smart Sponge technology. ABHD’s other operating subsidiary, AEWS Engineering, provides engineering services to assist government and industry in developing effective solutions to their specific water treatment needs. Environmental Security Corporation is a dormant subsidiary that holds a patent regarding sensor array technology designed to detect impurities in water flows.

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based on the consolidated operations of ABHD and its subsidiaries. Key factors affecting ABHD’s results of operations during the periods covered in this section include revenues, cost of revenues, operating expenses and income.

Results of Operations

Comparison of the three months ended March 31, 2013 and 2012

Revenue

Revenues in the first quarter of 2013 decreased by 58% compared to revenues in the same period of the prior year and were approximately 35% less than revenues earned in the fourth quarter of 2012, due entirely to a reduction in the volume of products sold. These revenue figures reflect the challenges the Company has met in moving projects forward in the face of continued funding constraints for new municipal and federal facility stormwater projects and the complexities of developing public private partnerships (“P3s”) for large municipal projects. The Company continues to focus its efforts on these large projects that could have a significant impact on revenue. However, the timing of such revenue realization is difficult to project. The Company continues to work with its distributor, Waste Management, Inc. (“WMI”), to bring these large municipal projects to fruition, and while significant effort was expended during the first quarter of 2013 to move these projects ahead, no new projects were announced in that time frame. The Company has also submitted various proposals for stormwater projects outside the WMI effort and for produced water applications in the oil and gas and mining industries. The potential revenue associated with the proposals outstanding at March 31, 2013 was in excess of $10 million. We expect that these proposals, if awarded to the Company, could begin to affect revenue in the late second or third quarter of 2013. These projects are expected to generate revenues in phases over multi-year periods and could include product sales or design, installation and maintenance services depending on each specific water treatment project. One of these projects was awarded to the Company in April 2013, and is expected to result in approximately $125,000 of revenue in the second quarter of 2013.

Gross Margin

The Company’s gross margin on sales decreased from 34% for the three-months ended March 31, 2012 to 1% for the same period of 2013. This reduction in gross margin is the direct result of decreased levels of production in the first quarter of 2013 that caused excess capacity costs to flow through to cost of revenues. The Company operated at approximately 3% of operating capacity for the three-months ended March 31, 2013 and expects that such excess capacity will continue to adversely affect gross margins until product sales increase with a corresponding increase in product manufacturing.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by approximately $348,000 or 39% in the first quarter of 2013 as compared to the same period in 2012. These increases were due primarily to the addition of approximately $126,000 of operating costs for the new subsidiary, AEWS, and a continued expansion of our business development effort. Cost increases related to the business development effort amounted to $60,000 for payroll costs, $42,000 for consulting costs related to sourcing new opportunities and preparing corresponding proposals, $36,000 for travel and trade show expenses and $21,000 for legal fees. Other cost increases in the first quarter of 2013 compared to the same period of the prior year included other legal fees ($24,000) primarily related to the reporting and compliance requirements of being a public company, auditing costs ($12,000) due primarily to the filing of a registration statement with the SEC, public relations consulting costs ($30,000), and compensation costs ($9,000) related to the vesting of stock options granted to members of the Company’s newly established Advisory Board.

Research and development expenses

Research and development expenses decreased by approximately 5% for the three-month period ended March 31, 2013 as compared to the same period of the prior year reflecting a similar level of research and development activity in both periods.

Other income (expense)

Interest expense decreased substantially for the three-months ended March 31, 2013 as compared to the same period of 2012. The various components of interest expense that accounted for the decrease are summarized in the table below:

Interest Components	2013	2012
1. Interest accrued on notes outstanding and other finance charges.	$9,330	$187,453
2. Amortization of the note discount created by the bifurcation of the warrant liability at the time the convertible promissory notes were issued.	-	323,748
3. Interest imputed on promissory notes issued with beneficial conversion terms.	-	114,358
4. Amortization of deferred financing costs related to private offerings of debt	2,532	258,862
TOTAL INTEREST EXPENSE	$11,862	$884,421

Included in other income (expense) for the three-months ended March 31, 2012 was a loss on the valuation of a warrant liability of $916,908. The warrant liability represented the estimated bifurcated value of certain warrants issued in conjunction with convertible promissory notes sold by the Company during 2011 and 2012. The Company revalued this warrant liability at each balance sheet date resulting in a gain or loss for the period. As of December 31, 2012, the warrant liability had been reclassified to additional paid-in capital due to the expiration of certain factors that had originally qualified the warrants to be classified as a derivative, and was, therefore, not revalued as of March 31, 2013. Accordingly, there is no gain or loss recorded for the three-months ended March 31, 2013.

Liquidity and Capital Resources

To date, the Company has not generated sufficient revenue to cover its operating costs and continues to operate with negative cash flow. While we expect to achieve significant sales growth over the long-term, continued negative cash flow from operations is expected in the short-term. The Company will require additional capital to maintain current operations until the Company achieves the sales growth necessary to cover operating costs. In addition, rapid sales growth may require the Company to enter into working capital financing arrangements. The Company currently has no such financing commitments in place.

The Company had a working capital deficiency of approximately ($998,000) at March 31, 2013 compared to a working capital surplus of approximately $645,000 at December 31, 2012. The increase in working capital deficiency is primarily attributable to the use of cash for operations. The Company’s cash balance decreased from $2,543,898 at December 31, 2012 to $1,230,259 at March 31, 2013. In addition, the Company reclassified $325,000 of long-term convertible promissory notes to short-term convertible promissory notes as of March 31, 2013, based on scheduled maturities, increasing the balance of short-term convertible promissory notes to $2,130,000 at March 31, 2013 from $1,805,000 at December 31, 2012. A $75,000 increase in accounts payable from December 31, 2012 to March 31, 2013 also had a significant impact on the working capital deficiency at March 31, 2013.

In April 2013, the Company completed a transaction (the “Transaction”) wherein the Company assigned to new investors its right to repurchase eleven outstanding convertible promissory notes (the “AbTech Notes”) issued by the Company’s subsidiary, AbTech Industries, Inc. The AbTech Notes were all non-interest bearing with an aggregate principal amount of $1,856,000 and maturity dates ranging from March 31, 2013 to May 11, 2014. The new investors purchased the AbTech Notes pursuant to Assignment and Assumption Agreements whereby they agreed to immediately convert the AbTech Notes into shares of Series A preferred stock of AbTech Industries, Inc. in accordance with the conversion terms of the AbTech Notes and then to further convert the shares of Series A preferred stock into shares of the Company’s common stock as provided for in the terms of the Company’s merger with AbTech Industries, Inc. that occurred in February 2011. The transaction was a cashless transaction for the Company with the price paid to repurchase the Notes equal to the price paid by the new investors to acquire the Notes. As a result of the transaction, the Company reduced its outstanding convertible debt by $1,856,000 and issued 2,649,640 shares of its common stock.

The March 31, 2013 cash balance represents approximately 2.8 months of the rate of negative cash flow experienced in the three months ended March 31, 2013 and evidences the Company’s need to raise additional capital in the near term in order to continue to fund operations at current levels.

Comparison of cash flows for the three months ended March 31, 2013 and 2012

Operating Activities

The Company had negative cash flow from operations for the three months ended March 31, 2013 of approximately $1,301,000 compared to negative cash flows from operations of $1,358,000 in the same period of 2012. The decrease in negative cash flow from operations is primarily the result of changes in accounts receivable, inventory and accounts payable during the periods. In addition, the operating loss was approximately $420,000 higher in the three months ended March 31, 2013 compared to the same period of 2012.

Investing Activities

The Company had approximately $9,300 of capital expenditures for the three months ended March 31, 2013 compared to $10,500 for the same period of 2012. As of March 31, 2013, the Company had no commitments for any material future capital expenditures. However, if the Company is successful in achieving significant sales growth in the second half of 2013, it may need to expand its manufacturing capacity or outsource some of its manufacturing. The Company is currently considering both options. The Company estimates that it could double its current manufacturing capacity for approximately $250,000 and accommodate an annual sales rate of over $20 million.

Financing Activities

In February 2012, the Company completed the final closing of a private offering that raised $2.6 million from the sale of convertible promissory notes and warrants. This transaction strengthened the Company’s cash balance which was approximately $2.6 million at March 31, 2012, compared to $1.4 million at December 31, 2011. The Company had no financing activities during the three-months ended March 31, 2013 other than scheduled payments pursuant to an outstanding capital lease and a $1,354 reduction in the amount due to related party.

Going Concern and Management’s Plans

The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As discussed in Note 4 to the accompanying condensed consolidated financial statements, we have not achieved a sufficient level of revenues to support our business and have suffered substantial recurring losses from operations since our inception. These factors raise substantial doubt about the Company’s ability to continue operations as a going concern. As such, the Company’s independent registered public accounting firm has expressed an uncertainty about the Company’s ability to continue as a going concern in their opinion attached to the Company’s audited financial statements for the year ended December 31, 2012. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustment that might be necessary should the Company be unable to continue as a going concern. Management believes that the Company’s ability to continue as a going concern will be dependent on its ability to generate significant sales growth in the short term and/or raise additional capital. The Company’s ability to achieve these objectives cannot be determined at this time. Management’s plans in regard to these matters are described in Note 4 to the accompanying condensed consolidated financial statements. If the Company is unable to generate significant sales growth in the near term and/or raise additional capital, there is a risk that the Company could default on debt maturing during 2013, and could be required to significantly reduce the scope of its operations if no other means of financing operations are available.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on ABHD’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported net sales and expenses during the reporting periods. On an ongoing basis, management evaluates these estimates and assumptions. Management bases the estimates on historical experience and on various other factors that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Fair value of warrant liability and note discount

The loss on valuation of warrant liability reported in the Company’s statement of operations for the three-months ended March 31, 2012 represents the change during the period in the estimated value of warrants sold with promissory notes that met the characteristics of a derivative and were required to be bifurcated from the debt and reported on the balance sheet as a liability at fair value. The warrant liability was revalued at each balance sheet date using the Black-Scholes valuation model because there is no market price available for the warrants. This model uses estimates of volatility, risk free interest rate and the expected term of the warrants (estimated using the “plain vanilla method”), along with the current market price of the Company’s common stock, to estimate the value of outstanding warrants. The estimated value of these warrants can change significantly as the market price of the underlying common stock changes. Each revaluation of the warrant liability resulted in a gain or loss depending on the change in the market price of the stock, among other factors, from one valuation date to the next. The Company recognized such a loss of $(916,908) for the three months ended March 31, 2012. When a warrant expires, is exercised or is no longer considered a derivative because the factors that cause the warrant to be characterized as a derivative have changed or expired, the warrant is revalued as of such date and the corresponding value is reclassified to additional paid in capital. During 2012, the factors that had originally qualified the warrants to be classified as a derivative expired. These factors involved certain potential adjustments to the warrant exercise price and number of warrant shares in the event of a Qualified Financing (defined as the sale for cash by the Company of debt or equity securities generating aggregate gross proceeds of at least $5,000,000 which occurs on or before December 7, 2012), or other issuances by the Company prior to a Qualified Financing of common stock or common stock equivalents at a price lower that the exercise price of the warrants. Because neither of these events occurred, the potential adjustments to the conversion price and number of warrant shares expired on December 7, 2012. Accordingly, the warrants no longer qualified as derivatives and the Company reclassified the outstanding warrant liability value of $2,239,242 to additional paid-in capital. Because the warrant liability had been reclassified to additional paid-in capital as of December 31, 2012, there was no gain or loss on valuation of warrant liability for the three-months ended March 31, 2013.

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

There were no stock options or warrants granted for compensation in the three months ended March 31, 2013 or 2012.

Accounting for conversion options and imputed interest

The convertible promissory notes issued by the Company provide the note holders an option to convert the notes into the Company’s common stock at a set price. The value of these options has not been bifurcated from the value of the related notes because management has determined that such bifurcation is not required under accounting principles generally accepted in the United States due to the specific terms of the conversion option and management’s estimate that the underlying shares would not be readily convertible into cash. However, whenever such conversion options represent a right to convert at a price that is less than the market price at the date of issuance, the Company imputes the value of such beneficial conversion feature and charges it to interest expense.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2013 (the “Evaluation Date”). No system of controls, no matter how well-designed and operated, can provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide assurance that the system of controls has operated effectively in all cases. Our disclosure controls and procedures are designed to provide reasonable assurance that the objective of disclosure controls and procedures are met.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2013, in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods in Securities Exchange Commission rules and forms, including reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On February 28, 2013, the Company filed a complaint (the “Complaint”) with the Superior Court of the State of Arizona against Arctech, Inc. claiming that due to fraudulent misrepresentations and omissions made by Arctech regarding the performance of their Humasorb technology, the Company’s License, Supply and Distribution Agreement with Arctech, dated June 6, 2012 (the “Agreement”), should be declared null, void, unenforceable and rescinded, that the Company and Arctech should be placed in their respective positions prior to the execution of the Agreement, and that the Company should be awarded damages and attorney’s fees in an amount to be determined at trial. Prior to filing the Complaint, the Company had made payments of $75,000 to Arctech which, under the terms of the Agreement, were to be creditable against certain product and services to be provided to the Company by Arctech. On April 4, 2013, Arctech filed a response to the complaint with the court largely denying the Company’s claims and making certain counterclaims alleging that the Company had breached the Agreement, that Arctech had suffered damages of at least $220,000 as a result and that Arctech should be awarded damages, attorney’s fees, costs and interest in an amount to be determined at trial. The Company intends to aggressively defend its position regarding this matter.

Item 1A. Risk Factors.

As a smaller company, as defined by Rule 12-b of the Exchange Act, we are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Common stock issued for exercise of warrants

In February 2013, the Company issued 128,971 shares of ABHD common stock pursuant to cashless exercises of warrants by a warrant holder. The warrants had exercise prices of $0.60 per share. The number of shares issued represented the difference between the market price at the date of exercise and the $0.60 per share exercise price, multiplied by the number of warrant shares being exercised, divided by the market price per share at the date of exercise. The Company issued the common stock pursuant to the exemption contained in Section 4(2) of the Securities Act.

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

ABTECH HOLDINGS, INC. (Registrant)

Date: May 15, 2013	By:	/s/ Glenn R. Rink
Glenn R. Rink
Chief Executive Officer, President, and Director

Date: May 15, 2013	By:	/s/ Lane J. Castleton
Lane J. Castleton
Chief Accounting Officer, Chief Financial Officer, Vice President and Treasurer

