Form 10-Q
period 2013-06-30
Abtech Holdings, Inc.
filed 2013-08-14
CIK 1405858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013

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

☐	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer (Do not check if smaller reporting company)	☒	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 9, 2013
Common stock, $.001 par value	67,803,879

ABTECH HOLDINGS, INC.

FORM 10-Q

June 30, 2013

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

Explanatory Note

As used in this Quarterly Report on Form 10-Q, “we,” “us,” “our,” “ABHD” and the “Company” refer to Abtech Holdings, Inc.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The December 31, 2012 consolidated balance sheet included in this Quarterly Report on Form 10-Q was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2013. For further information, refer to the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ABTECH HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2013 (Unaudited)	December 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$222,730	$2,543,898
Accounts receivable – trade, net	157,854	74,180
Inventories, net	448,701	397,804
Deferred charges, net	9,956	10,128
Prepaid expenses and other current assets	29,956	14,077
Total current assets	869,197	3,040,087

Fixed assets, net	75,463	72,981
Security deposits	33,940	33,940
Deferred charges, net	-	4,892
Total assets	$978,600	$3,151,900

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities
Accounts payable	$430,915	$263,379
Accounts payable – related party	617	52,636
Loans from stockholders	9,000	9,000
Convertible promissory notes, net of discounts	480,000	620,000
Convertible promissory notes– related party	-	1,185,000
Promissory notes, net of discounts	241,076	-
Capital lease obligation – current portion	3,832	3,739
Customer deposits	54,363	41,584
Accrued interest payable	7,275	28,676
Accrued expenses	280,370	190,782
Total current liabilities	1,507,448	2,394,796

Due to related party	93,403	96,181
Convertible promissory notes – non-current portion	-	6,000
Convertible promissory notes– related party – non-current portion	-	525,000
Capital lease obligation – non-current portion	4,714	6,654
Total liabilities	1,605,565	3,028,631

Commitments and contingencies

Stockholders’ equity (deficiency)
Common stock, $0.001 par value; 300,000,000 authorized shares; 67,635,938 and 64,638,372 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	67,636	64,638
Additional paid-in capital	42,510,497	40,372,764
Non-controlling interest	(1,874,420)	(1,814,388)
Accumulated deficit	(41,330,678)	(38,499,745)
Total stockholders’ equity (deficiency)	(626,965)	123,269
Total liabilities and stockholders’ equity (deficiency)	$978,600	$3,151,900

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABTECH HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months ended June 30		Six Months ended June 30
	2013	2012	2013	2012

Net revenues	$134,066	$240,285	$233,603	$479,792

Cost of revenues	91,597	153,000	190,317	310,279
Gross profit	42,469	87,285	43,286	169,513

Operating expenses
Selling, general and administrative	1,272,057	1,331,528	2,518,818	2,230,104
Research and development	221,683	244,493	391,079	423,690
Total operating expenses	1,493,740	1,576,021	2,909,897	2,653,794

Operating loss	(1,451,271)	(1,488,736)	(2,866,611)	(2,484,281)

Other income (expense)
Interest expense	(13,260)	(1,342,414)	(25,122)	(2,226,835)
Gain (loss) on valuation of warrant liability	-	238,153	-	(678,755)
Other income	161	902	768	1,100
Total other income (expense), net	(13,099)	(1,103,359)	(24,354)	(2,904,490)

Net loss before income taxes	(1,464,370)	(2,592,095)	(2,890,965)	(5,388,771)

Provision for income taxes	-	-	-	-

Net loss	(1,464,370)	(2,592,095)	(2,890,965)	(5,388,771)

Net loss attributable to non-controlling interest	(182,133)	(144,053)	(370,648)	(264,836)

Net loss attributable to controlling interest	$(1,282,237)	$(2,448,042)	$(2,520,317)	$(5,123,935)

Basic and diluted loss per common share	$(0.02)	$(0.05)	$(0.04)	$(0.11)
Basic and diluted weighted average number of shares outstanding	67,198,990	48,707,777	65,965,103	48,319,058

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABTECH HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30,

	2013	2012
Operating Activities
Net loss	$(2,890,965)	$(5,388,771)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	14,667	12,101
Common stock issued for services rendered	67,800	-
Stock-based compensation expense	169,796	205,260
Interest related to beneficial conversion feature	-	426,144
Accrued interest converted to common stock	36,736	-
Note discount amortized as interest	1,475	785,480
Deferred charges expensed as interest	5,064	600,105
Loss (gain) on change in fair value of warrant liability	-	678,755
Changes in operating assets and liabilities:
Accounts receivable	(83,674)	(111,990)
Inventories	(50,897)	92,841
Prepaid expenses and other current assets	(15,879)	21,346
Security deposits	-	(10,425)
Deferred charges	-	(258,180)
Accounts payable	115,517	(75,926)
Customer deposits	12,779	4,797
Accrued interest payable	(21,401)	412,562
Accrued expenses	89,588	280,937
Net cash used in operating activities	(2,549,394)	(2,324,964)

Investing Activities
Purchases of fixed assets	(17,149)	(24,499)
Net cash used in investing activities	(17,149)	(24,499)

Financing Activities
Proceeds from notes payable	250,000	2,600,000
Repayments under capital lease obligation	(1,847)	-
Net decrease in due to related party	(2,778)	(2,634)
Net cash provided by financing activities	245,375	2,597,366

Net change in cash and cash equivalents	(2,321,168)	247,903
Cash and cash equivalents at beginning of period	2,543,898	1,386,502
Cash and cash equivalents at end of period	$222,730	$1,634,405

Supplemental cash flow information:
Cash paid for interest	$2,612	$2,511
Cash paid for income taxes	-	$-
Non-cash investing and financing activities:
Common stock issued for conversion of debt, including accrued interest	$1,892,736	$456,217
Stock based compensation expense	$169,796	$205,260
Common stock issued for services rendered	$67,800	$-
Unamortized portion of debt discount	$8,924	$1,326,635
Portion of debt discount in deferred charges	$-	$239,851
Beneficial conversion feature recorded to additional paid-in capital	$-	$1,200,433
Issuance of warrant liability	$-	$1,114,439

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

AbTech Industries, Inc. (“AbTech”), a Delaware corporation with an authorized capital of 15,000,000 shares of $0.01 par value common stock and 5,000,000 shares of $0.01 par value preferred stock, was acquired by ABHD in a reverse acquisition transaction on February 10, 2011 (the “Merger”). In accordance with the merger agreement between AbTech and ABHD (the “Merger Agreement”), ABHD acquired all of the issued and outstanding common stock of AbTech, including shares issuable upon the conversion of Series A preferred stock and convertible promissory notes outstanding, in exchange for the stockholders of AbTech acquiring 46,000,000 shares of ABHD common stock. ABHD also agreed to reduce its number of common shares outstanding to 10,000,000 shares prior to the Merger. The preferred stockholders of AbTech that elected not to convert and exchange their shares for ABHD common shares represent the non-controlling interest shown on the Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012.

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

In May, 2012, the Company formed a new subsidiary, AEWS Engineering, LLC (“AEWS”), an independent civil and environmental engineering firm, established to provide engineering and technology innovation to the water infrastructure sector. AEWS is owned 80% by the Company and 20% by Bjornulf White, the President of AEWS and Executive Vice President of AbTech. Under the AEWS operating agreement, the Company will fund the initial start-up costs of AEWS. Any future profits will be allocated first to those members that have funded prior losses (AbTech) and then to members in proportion to their membership interests. Accordingly, the operations of AEWS for the periods reflected in these condensed consolidated financial statements are allocated 100% to the Company. AEWS has an office located in Raleigh, North Carolina. Through June 30, 2013, AEWS had no revenues and its activities comprised setting up operations and developing business opportunities.

The Company operates in one business segment which is the filtration and treatment of polluted water.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation – The condensed consolidated financial statements include the accounts of ABHD, AbTech, AEWS and ESC. Intercompany accounts and transactions have been eliminated. The non-controlling interest shown on the Condensed Consolidated Balance Sheet as of June 30, 2013, represents the ownership interest in AbTech of the holders of AbTech Series A preferred stock that elected not to exchange their Series A preferred shares for common shares of ABHD as allowed by the Merger Agreement.

The condensed consolidated financial statements for the three and six month periods ended June 30, 2013 and June 30, 2012 are unaudited and, in the opinion of the Company’s management, include all adjustments necessary for a fair presentation of such condensed consolidated financial statements. Such adjustments are of a normal recurring nature.

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

Net Loss Per Share – Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. The calculation of basic loss per share gives retroactive effect to the recapitalization related to the reverse acquisition of AbTech by ABHD. The Company has other potentially dilutive securities outstanding that are not shown in a diluted net loss per share calculation because their effect in both 2013 and 2012 would be anti-dilutive. The following chart lists the securities as of June 30, 2013 and 2012 that were not included in the computation of diluted net loss per share because their effect would have been antidilutive:

	Common Shares
	June 30, 2013 Unaudited	June 30, 2012 Unaudited
Options to purchase common stock	9,587,958	8,073,458
Warrants to purchase common stock	7,124,839	8,042,964
Convertible promissory notes	685,714	12,988,748
Convertible preferred stock in AbTech	6,457,467	6,563,943
	23,855,978	35,669,113

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

	June 30, 2013 (Unaudited)	December 31, 2012
Raw materials	$97,643	$105,971
Work in process	404,004	354,554
Finished goods	57,054	47,279
Reserve for obsolescence	(110,000)	(110,000)
Total	$448,701	$397,804

NOTE 4 – GOING CONCERN

These unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs, which raises doubts about the ability of the Company to continue as a going concern. In order to continue as a going concern, the Company will need to generate additional revenue and obtain additional capital to fund its operating losses and service its debt. Management of the Company has developed a strategy, which it believes will accomplish this objective through revenue growth and additional funding, which will enable the Company to operate for the coming year. On June 12, 2013, the Company entered into a short term financing agreement whereby it may borrow up to $500,000. As of June 30, 2013 the Company had borrowed $250,000 using this facility and borrowed the remaining $250,000 in July, 2013 (see NOTE 6 – PROMISSORY NOTES). On June 25, 2013, the Company entered into an equity line of credit agreement with Dutchess Opportunity Fund, II, LP (“Dutchess”) whereby Dutchess is irrevocably committed to purchase from the Company up to $2 million of ABHD common stock over the course of 36 months (see NOTE 8 – STOCKHOLDERS’ EQUITY). However, even with these funding commitments in place there can be no assurance that the Company’s overall efforts will be successful. As a result, the Company’s independent registered public accounting firm issued a going concern opinion on the consolidated financial statements of the Company for the year ended December 31, 2012. These condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 5 – RELATED PARTY TRANSACTIONS

Accounts payable, related party – represents amounts due to various officers of the Company for travel expenses. At December 31, 2012, the amount also included $10,000 for advertising and sponsorship fees due to a non-profit organization of which the president of the Company is a director.

At June 30, 2013, accrued expenses included $39,000 of fees due to directors of the Company for their services as directors during 2013.

NOTE 6 – PROMISSORY NOTES

On April 11, 2013 the Company completed a transaction (the “Transaction”) wherein the Company assigned to new investors its right to repurchase eleven outstanding convertible promissory notes (the “Notes”) issued by the Company’s subsidiary, AbTech Industries, Inc. The Notes were all non-interest bearing with an aggregate principal amount of $1,856,000 and maturity dates ranging from March 31, 2013 to May 11, 2014. The Company assigned these notes to new investors pursuant to Assignment and Assumption Agreements whereby the new investors agreed to immediately convert the Notes into shares of Series A preferred stock of AbTech Industries, Inc. in accordance with the conversion terms of the Notes and then to further convert the shares of Series A preferred stock into shares of the Company’s common stock as provided for in the terms of the Company’s merger with AbTech Industries, Inc. that occurred in February 2011. The transaction was a cashless transaction for the Company, handled by an escrow agent for the buyers and sellers of the Notes. As a result of the transaction, the Company reduced its outstanding convertible debt by $1,856,000 and issued 2,649,640 shares of its common stock.

On June 14, 2013, the Company issued to an investor who is a member of the Company’s Advisory Board, a Bridge Loan Promissory Note (the “Bridge Note”) with a principal amount of $500,000, an interest rate of 6.5% per annum and a maturity date of October 1, 2013. The Bridge Note is a multi-advance loan facility pursuant to which the lender, upon request by the Company, will advance loans to the Company aggregating up to $500,000. As of June 30, 2013, the Company had borrowed $250,000 under the Bridge Note, and borrowed an additional $250,000 on July 12, 2013. In conjunction with the Bridge Note, the lender received a detachable warrant (the “Bridge Warrant”) for the purchase of 35,000 shares of the Company’s common stock with an exercise price of $0.66 per share and a term of five (5) years. The Bridge Note was discounted by the value of the Bridge Warrant, determined to be $10,399 using the Black–Scholes model. The discount is being amortized as interest expense over the term of the Bridge Note. As of June 30, 2013, the unamortized amount of the Bridge Note discount was $8,924.

As of June 30, 2013, the Company had two other secured convertible promissory notes outstanding with a combined principal amount of $480,000. These notes have an interest rate of 6% per annum, mature on October 1, 2013 and are convertible into shares of the Company’s common stock at $0.70 per share.

NOTE 7 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, capital lease obligation, notes payable and convertible notes payable. It is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values using level 3 inputs, based on their short maturities, or for long term debt, based on borrowing rates currently available to the Company for loans with similar terms and maturities. Gains and losses recognized on changes in fair value of financial instruments, if any, are reported in other income (expense) as gain (loss) on change in fair value.

NOTE 8 – STOCKHOLDERS’ EQUITY (DEFICIENCY)

During the six-month period ended June 30, 2013, the Company issued:

•	52,479 shares of ABHD common stock for the conversion of $36,736 of interest accrued on Secured Convertible Promissory Notes;
•	2,649,640 shares of ABHD common stock for the conversion of all remaining convertible notes issued by AbTech with an aggregate principal amount of $1,856,000 and a conversion rate of $0.70 per share;
•	60,000 shares of ABHD common stock for the services valued at $40,600 and accrued an additional $27,200 for the estimated value of 40,000 additional shares that the Company was obligated to issue for services rendered as of June 30, 2013;
•	128,971 shares of ABHD common stock for the cashless exercise of warrants for 666,666 shares of common stock; and
•	106,476 shares of ABHD common stock for the conversion of 20,000 shares of AbTech Series A preferred stock.

Paid-in capital for the six-months ended June 30, 2013 also increased by $169,796 for the value of stock based compensation attributable to options and warrants vesting during the period and by $10,399 for the value of the warrant issued with the Bridge Note in June 2013.

On June 25, 2013, the Company entered into an agreement (the “Investment Agreement” or “Equity Line of Credit”) with Dutchess Opportunity Fund, II, LP (“Dutchess”) whereby Dutchess is irrevocably committed to purchase up to $2 million of ABHD common stock from the Company over the course of 36 months. The aggregate number of shares issuable by the Company and purchasable by Dutchess under the Investment Agreement is limited by the dollar amount sold, in this instance no more than $2 million, and will depend upon the trading price of the Company’s shares. The Company may draw on the Equity Line of Credit from time to time, as and when it determines appropriate in accordance with the terms and conditions of the Investment Agreement. The Company has no obligation to utilize the full amount available under the Equity Line of Credit.

NOTE 9 – LITIGATION AND CONTINGENCIES

On February 28, 2013, the Company filed a complaint (the “Complaint”) with the Superior Court of the State of Arizona against Arctech, Inc. (“Arctech”) arising from the Company’s License, Supply and Distribution Agreement with Arctech, dated June 6, 2012 (the “Agreement”). The Complaint claims that, due to fraudulent misrepresentations and omissions made by Arctech regarding the performance of their Humasorb technology, which technology is the subject of the Agreement, the Agreement should be declared null, void, unenforceable, and should be rescinded, such that the Company and Arctech should be placed in their respective positions prior to the execution of the Agreement. The Complaint also requests that the Company should be awarded damages and attorney’s fees in an amount to be determined at trial. Prior to filing the Complaint, the Company made payments of $75,000 to Arctech which, under the terms of the Agreement, were to be creditable against certain products and services to be provided to the Company by Arctech. On April 4, 2013, Arctech filed with the court a response to the complaint largely denying the Company’s claims and making certain counterclaims alleging that the Company had breached the Agreement by not making certain periodic payments to Arctech as specified in the Agreement, that Arctech had suffered damages of at least $220,000 as a result and that Arctech should be awarded damages, attorney’s fees, costs and interest in an amount to be determined at trial. The Company believes it has meritorious defenses and intends to aggressively defend its position regarding this matter. No estimated loss has been accrued in the accompanying financial statements as of June 30, 2013 and December 31, 2012, as management deems the likelihood of the Company incurring a liability to be not probable.

In July 2010, AbTech received approval from the U.S. Environmental Protection Agency (“EPA”) of a time limited registration of its antimicrobial Smart Sponge Plus material under the Federal Insecticide, Fungicide and Rodenticide Act, which was conditioned upon AbTech Industries submitting additional data regarding the active ingredient in Smart Sponge Plus to the EPA by July 1, 2011. Subsequently, the EPA granted additional extensions of the time-limited registration to May 31, 2014. Provided that the data is submitted before the expiration of the time-limited registration and is acceptable to the EPA, the time-limited condition of the registration will be lifted and the registration will be effective without a time limitation. If the data is not submitted prior to the expiration of the time-limited registration and the EPA does not grant additional extensions, the registration will expire and the Company will not be able to sell Smart Sponge Plus products. While the Company would be able to continue to sell regular Smart Sponge products that do not include the antimicrobial agent, the inability to sell Smart Sponge Plus products could have a significant adverse effect on the Company’s prospects for revenue growth.

NOTE 10 – SUBSEQUENT EVENTS

On August 1, 2013, the Company issued 140,000 unregistered shares of ABHD common stock to Prosdocimi Ltd. pursuant to an Advisory Agreement whereby Prosdocimi Ltd. is to provide investor relations services to the Company and promote the development of strategic business relationships with the Company in the United Kingdom.

On July 2, 2013, AbTech was awarded a project for the installation of stormwater systems (the “Project”) in a county on the east coast of the U.S. (the “County”). In connection with the Project, AbTech will provide services to the County pertaining to the design, installation, maintenance and inspection of stormwater treatment technology at up to ten stormwater drainage outfall sites in the County. The Project has a term of three years and the maximum amount to be paid to the Company for the Company’s services related to the Project is not to exceed twelve million dollars ($12,000,000). AbTech is expected to use subcontractors, including AEWS, for the design, construction and installation work pertaining to the Contract. Project work is expected to begin in August 2013. The Company’s fee for services will be paid in monthly installments by the County. The amount of each partial monthly payment will be determined by the portion of the Company’s work completed, as approved by the County Commissioner.

On July 12, 2013, the Company borrowed the remaining balance of $250,000 on the Bridge Note financing facility entered into on June 14, 2013 (see NOTE 6 – PROMISSORY NOTES) bringing the total amount owed by the Company on the Bridge Note to $500,000 plus accrued interest.

On August 8, 2013, the Company borrowed $600,000 pursuant to a secured convertible promissory note with an interest rate of 6.5% per annum, a term of 90 days and a feature that allows conversion into shares of the Company’s common stock at a conversion rate of $0.70 per share.

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

Overview

ABHD and its subsidiaries are involved in the business of providing water treatment solutions to address the contamination of water resources that occurs in stormwater runoff, oil and gas extraction and mining operations, and other industrial operations with the objective of making such water streams dischargeable or reusable. ABHD is the parent holding company. Its subsidiary, AbTech, is the operating company that manufactures and sells water treatment products, many of which incorporate its patented Smart Sponge technology. ABHD’s other operating subsidiary, AEWS, provides engineering services to assist government and industry in developing effective solutions to their specific water treatment needs. ESC is a dormant subsidiary that holds a patent regarding sensor array technology designed to detect impurities in water flows.

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based on the consolidated operations of ABHD and its subsidiaries. Key factors affecting ABHD’s results of operations during the periods covered in this section include revenues, cost of revenues, operating expenses and income.

Results of Operations

Comparison of the six months ended June 30, 2013 and 2012

Revenues

Revenues for the six months ended June 30, 2013 decreased by $246,189 (51%), compared to revenues in the same period of the prior year, due entirely to a reduction in the volume of products sold. These revenue figures reflect the challenges the Company has met in moving projects forward in the face of continued funding constraints for new municipal and federal facility stormwater projects and the complexities of developing public private partnerships (“P3s”) for large municipal projects. The Company continues to focus its efforts on these large projects that could have a significant impact on revenue. However, the timing of such revenue realization is difficult to project.

The Company continues to work with its distributor, Waste Management, Inc. (“WMI”), to bring other large municipal projects to fruition, and while significant effort was expended during the first half of 2013 to move these projects ahead, no new projects were announced in that time frame. The Company has also submitted various proposals for produced water applications in the oil and gas and mining industries. We expect that these proposals, if awarded to the Company, could begin to affect revenue in the third quarter of 2013.

Gross Margin

The Company’s gross margin on sales decreased from 35% for the six months ended June 30, 2012 to 19% for the same period of 2013. This reduction in gross margin is the direct result of decreased levels of production in the first half of 2013 that caused excess capacity costs to flow through to cost of revenues. The Company operated at approximately 3% of operating capacity for the six months ended June 30, 2013 and expects that such excess capacity will continue to adversely affect gross margins until product sales increase with a corresponding increase in product manufacturing.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by approximately $289,000 or 13% in the first half of 2013 as compared to the same period in 2012. These increases were due primarily to the addition of approximately $225,000 of operating costs for the new subsidiary, AEWS, and a continued expansion of our business development effort. Cost increases related to the business development effort amounted to $98,000 for payroll costs, $83,000 for consulting costs related to sourcing new opportunities and preparing corresponding proposals, $40,000 for travel and trade show expenses and $19,000 for legal fees. Other cost increases in the first six months of 2013 compared to the same period of the prior year included auditing costs ($22,000) due primarily to registration statement filings with the SEC, and compensation costs ($17,000) related to the vesting of stock options granted to members of the Company’s Advisory Board. The Company decreased its expenditures for public relations ($176,000) and government affairs ($33,000) in the first half of 2013 compared to the same period of 2012.

Research and development expenses

Research and development expenses decreased by approximately $33,000 (8%) for the six month period ended June 30, 2013 as compared to the same period of the prior year. The higher expenses in 2012 were primarily attributable to field testing conducted in that year for produced water applications using Smart Sponge.

Other income (expense)

Interest expense decreased substantially for the six months ended June 30, 2013 as compared to the same period of 2012. The various components of interest expense that accounted for the decrease are summarized in the table below:

Interest Components		2013	2012
1	Interest accrued on notes outstanding and other finance charges.	$18,583	$415,106
2	Amortization of the note discount created by the bifurcation of the warrant liability at the time the convertible promissory notes were issued.	1,475	785,480
3	Interest imputed on promissory notes issued with beneficial conversion terms.	-	426,144
4	Amortization of deferred financing costs related to private offerings of debt	5,064	600,105
	TOTAL INTEREST EXPENSE	$25,122	$2,226,835

Included in other income (expense) for the six months ended June 30, 2012 was a loss of $678,755 on the valuation of a warrant liability. The warrant liability represented the estimated bifurcated value of certain warrants issued in conjunction with convertible promissory notes sold by the Company during 2011 and 2012. The Company revalued this warrant liability at each balance sheet date resulting in a gain or loss for the period. As of December 31, 2012, the warrant liability had been reclassified to additional paid-in capital due to the expiration of certain factors that had originally qualified the warrants to be classified as a derivative, and was, therefore, not revalued as of June 30, 2013. Accordingly, there is no gain or loss recorded for the six months ended June 30, 2013.

Comparison of the three months ended June 30, 2013 and 2012

Revenues

Revenues for the three months ended June 30, 2013 decreased by $106,219 (44%) compared to revenues in the same period of the prior year. As with year to date sales, these revenue figures reflect the challenges the Company has met in moving projects forward in the face of continued funding constraints for new municipal and federal facility stormwater projects and the complexities of developing public private partnerships (“P3s”) for large municipal projects. The reduction in revenue for this period was due entirely to the volume of products sold.

Gross Margin

The Company’s gross margin on sales of 32% for the three months ended June 30, 2013 was comparable to the 36% gross margin reported for the same period of the prior year and represents a significant improvement from the gross margin of 1% reported in the first quarter of 2013. The quarter to quarter fluctuations in gross margin percentages reflect the high sensitivity of gross margins to production levels and the corresponding absorption of fixed production costs by the units produced. Unabsorbed production costs drive the gross margin down in periods of low production as seen in the first quarter of 2013.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased by approximately $59,000 or 4% for the three months ended June 30, 2013 as compared to the same period in 2012. Although expenses increased in 2013 for the operations of AEWS ($99,000), payroll costs ($48,000) and consulting fees ($70,000), these expense increases were more than offset by expense reductions for Public Relations ($206,000) and Investor Relations ($45,000).

Research and development

Research and development costs decreased by approximately $23,000 or 9% for the three months ended June 30, 2013 as compared to the same period of the prior year due to the nearly $70,000 of expenses for field testing of produced water products in the second quarter of 2012 that were not repeated in 2013. These cost savings were partially offset by the cost of increased in-house testing of various products and applications during the second quarter of 2013.

Other income (expense)

Interest expense decreased substantially for the three months ended June 30, 2013 as compared to the same period of 2012. The various components of interest expense that accounted for the decrease are summarized in the table below:

Interest Components		2013	2012
1	Interest accrued on notes outstanding and other finance charges.	$9,254	$227,653
2	Amortization of the note discount created by the bifurcation of the warrant liability at the time the convertible promissory notes were issued.	1,474	461,732
3	Interest imputed on promissory notes issued with beneficial conversion terms.	-	311,786
4	Amortization of deferred financing costs related to private offerings of debt	2,532	341,243
	TOTAL INTEREST EXPENSE	$13,260	$1,342,414

Included in other income (expense) for the three months ended June 30, 2012 was a gain of $238,153 on the valuation of a warrant liability. The warrant liability represented the estimated bifurcated value of certain warrants issued in conjunction with convertible promissory notes sold by the Company during 2011 and 2012. The Company revalued this warrant liability at each balance sheet date resulting in a gain or loss for the period. As of December 31, 2012, the warrant liability had been reclassified to additional paid-in capital due to the expiration of certain factors that had originally qualified the warrants to be classified as a derivative, and was, therefore, not revalued as of June 30, 2013. Accordingly, there is no gain or loss recorded for the three months ended June 30, 2013.

Liquidity and Capital Resources

Liquidity

As of June 30, 2013, the Company had a working capital deficiency of approximately $638,000 compared to a working capital surplus of approximately $645,000 at December 31, 2012. The change from a working capital surplus to a deficiency is primarily attributable to the use of cash for operations. The Company’s cash balance decreased from $2,543,898 at December 31, 2012 to $222,730 at June 30, 2013. This June 30, 2013 cash balance represents less than one month of the Company’s historical monthly cash used for operations and evidences the Company’s need to raise additional capital in the short-term.

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

In April 2013, the Company completed a transaction (the “Transaction”) wherein the Company assigned to new investors its right to repurchase eleven outstanding convertible promissory notes issued by AbTech (the “AbTech Notes”). The AbTech Notes were all non-interest bearing with an aggregate principal amount of $1,856,000 and maturity dates ranging from March 31, 2013 to May 11, 2014. The new investors purchased the AbTech Notes pursuant to Assignment and Assumption Agreements whereby they agreed to immediately convert the AbTech Notes into shares of Series A preferred stock of AbTech Industries, Inc. in accordance with the conversion terms of the AbTech Notes and then to further convert the shares of Series A preferred stock into shares of the Company’s common stock as provided for in the terms of the Company’s merger with AbTech Industries, Inc. that occurred in February 2011. The transaction was a cashless transaction for the Company handled by an escrow agent for the buyers and sellers of the Notes. As a result of the transaction, the Company reduced its outstanding convertible debt by $1,856,000 and issued 2,649,640 shares of its common stock.

In June, 2013, the Company entered into a Bridge Loan Promissory Note (the “Bridge Note”) whereby the Company is entitled to borrow up to $500,000 from the Bridge Note holder. As of June 30, 2013, the Company had borrowed $250,000 pursuant to this Bridge Note and on July 12, 2013 the Company borrowed the additional amount of $250,000 representing the maximum borrowing allowed under the Bridge Note. The Bridge Note has an interest rate of 6.5% and matures on October 1, 2013. The Company intends to enter into a working capital facility secured by future revenues and use the proceeds to repay the Bridge Note and fund operations as such revenues are generated. There is no assurance that the Company will be successful in securing such a working capital facility.

On June 25, 2013, the Company entered into an agreement (the “Investment Agreement” or “Equity Line of Credit”) with Dutchess Opportunity Fund, II, LP (“Dutchess”) whereby Dutchess is irrevocably committed to purchase up to $2 million of ABHD common stock from the Company over the course of 36 months. The Company may draw on the Equity Line of Credit from time to time, as and when it determines appropriate in accordance with the terms and conditions of the Investment Agreement. The maximum amount that the Company is entitled to put in any one notice is the greater of (i) 200% of the average daily volume (U.S. market only) of the common stock for the three (3) trading days prior to the date of delivery of the applicable put notice, multiplied by the average of the closing prices for such trading days or (ii) $200,000. We have no obligation to utilize the full amount available under the Equity Line of Credit. The Company chose this form of financing facility because of the flexibility it affords in meeting future cash requirements that are difficult to project at this stage of the Company’s development. The Company believes it is likely that it will use a significant portion of the Equity Line of Credit but intends to draw on the Equity Line of Credit only as needed to meet immediate capital requirements that are not met with other sources of capital. Accordingly, the Company limited the amount of the Equity Line of Credit to $2,000,000, which represents approximately five months of historical cash used in operations. As of June 30, 2013, the Company had not sold any shares under the Equity Line of Credit.

On August 8, 2013, the Company borrowed $600,000 pursuant to a secured convertible promissory note with an interest rate of 6.5% per annum, a term of 90 days and a feature that allows conversion into shares of the Company’s common stock at a conversion rate of $0.70 per share.

Comparison of cash flows for the six months ended June 30, 2013 and 2012

Operating Activities

The Company had negative cash flows from operations for the six months ended June 30, 2013 of approximately $2,549,394 compared to negative cash flows from operations of $2,324,964 in the same period of 2012. The increase in negative cash flow from operations is primarily due to a $382,000 increase in the operating loss for the six months ended June 30, 2013 compared to the same period of 2012. This increase in negative cash flow from operations was partially offset by an increase in accounts payable of $116,000 and an increase in accrued liabilities of $90,000. During the six months ended June 30, 2013, the Company experienced an $84,000 increase in accounts receivable (due largely to one sale of approximately $70,000 shipped near the end of the quarter) and a $51,000 increase in inventory which also contributed to the increase in negative cash flow for the period.

Investing Activities

The Company had approximately $17,100 of capital expenditures for the six months ended June 30, 2013 compared to $24,500 for the same period of 2012. As of June 30, 2013, the Company had no commitments for any material future capital expenditures. However, if the Company is successful in achieving significant sales growth in the second half of 2013, it may need to expand its manufacturing capacity or outsource some of its manufacturing. The Company is currently considering both options.

Financing Activities

In February 2012, the Company completed the final closing of a private offering that raised $2.6 million from the sale of convertible promissory notes and warrants. During the six months ended June 30, 2013 the Company made $1,847 of scheduled payments pursuant to an outstanding capital lease, reduced the amount due to related party by $2,778 and borrowed $250,000 pursuant to the Bridge Note referenced in the discussion under “Liquidity” above.

Going Concern and Management’s Plans

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As discussed in Note 4 to the accompanying condensed consolidated financial statements, we have not achieved a sufficient level of revenues to support our business and have suffered substantial recurring losses from operations since our inception. These factors raise substantial doubt about the Company’s ability to continue operations as a going concern. As such, the Company’s independent registered public accounting firm has expressed an uncertainty about the Company’s ability to continue as a going concern in their opinion attached to the Company’s audited financial statements for the year ended December 31, 2012. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustment that might be necessary should the Company be unable to continue as a going concern. Management believes that the Company’s ability to continue as a going concern will be dependent on its ability to generate significant sales growth in the short term and raise additional capital. The Company’s ability to achieve these objectives cannot be determined at this time. Management’s plans in regard to these matters are described in Note 4 to the accompanying condensed consolidated financial statements. If the Company is unable to generate significant sales growth in the near term and raise additional capital, there is a risk that the Company could default on debt maturing during 2013, and could be required to significantly reduce the scope of its operations if no other means of financing operations are available.

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

Fair value of warrant liability

The gain and loss on valuation of warrant liability reported in the Company’s statement of operations for the three and six months ended June 30, 2012 represent the change during the period in the estimated value of warrants sold with promissory notes that met the characteristics of a derivative and were required to be bifurcated from the debt and reported on the balance sheet as a liability at fair value. The warrant liability was revalued at each balance sheet date using the Black-Scholes valuation model because there is no market price available for the warrants. This model uses estimates of volatility, risk free interest rate and the expected term of the warrants (estimated using the “plain vanilla method”), along with the current market price of the Company’s common stock, to estimate the value of outstanding warrants. The estimated value of these warrants can change significantly as the market price of the underlying common stock changes. Each revaluation of the warrant liability resulted in a gain or loss depending on the change in the market price of the stock, among other factors, from one valuation date to the next. The Company recognized such a loss of $(678,755) for the six months ended June 30, 2012 and a gain of $238,153 for the three months ended June 30, 2012. When a warrant expires, is exercised or is no longer considered a derivative because the factors that cause the warrant to be characterized as a derivative have changed or expired, the warrant is revalued as of such date and the corresponding value is reclassified to additional paid in capital. During 2012, the factors that had originally qualified the warrants to be classified as a derivative expired. These factors involved certain potential adjustments to the warrant exercise price and number of warrant shares in the event of a Qualified Financing (defined as the sale for cash by the Company of debt or equity securities generating aggregate gross proceeds of at least $5,000,000 which occurs on or before December 7, 2012), or other issuances by the Company prior to a Qualified Financing of common stock or common stock equivalents at a price lower that the exercise price of the warrants. Because neither of these events occurred, the potential adjustments to the conversion price and number of warrant shares expired on December 7, 2012. Accordingly, the warrants no longer qualified as derivatives and the Company reclassified the outstanding warrant liability value of $2,239,242 to additional paid-in capital. Because the warrant liability had been reclassified to additional paid-in capital as of December 31, 2012, there was no gain or loss on valuation of warrant liability for the three-months or six-months ended June 30, 2013.

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

Revenue recognition and allowance for doubtful accounts

There are four factors that the Company uses to determine the appropriate timing of the recognition of revenue. Three of these factors (evidence of arrangement exists, delivery occurs and fee is fixed or determinable) are generally factual considerations that are not subject to material estimates or assumptions. The fourth factor involves judgment regarding the collectability of the sales price. The Company only ships product when it has reasonable assurance that it will receive payment from the customer. When such assurance is not available, the Company will require payment in advance. The assessment of a customer’s credit worthiness is reliant on management’s judgment regarding such factors as previous payment history, credit rating, credit references and market reputation. If any sales are made that ultimately become uncollectible, the Company charges the uncollected amount against a reserve for uncollectible accounts receivable. This reserve is established and adjusted from time to time based on management’s assessment of each outstanding receivable and the likelihood of it being collected.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer, and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2013 (the “Evaluation Date”). No system of controls, no matter how well-designed and operated, can provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide assurance that the system of controls has operated effectively in all cases. Our disclosure controls and procedures are designed to provide reasonable assurance that the objective of disclosure controls and procedures are met.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2013, in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods in Securities and Exchange Commission rules and forms, including reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

In June 2013, the Company entered into a short-term Bridge Note with a maximum borrowing amount of $500,000. In conjunction with the Bridge Note, the Company issued a warrant for the purchase of up to 35,000 shares of the Company’s common stock. The warrant has a term of five (5) years and an exercise price of $0.66 per share. The Company issued the warrant pursuant to the exemption contained in Section 4(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On June 25, 2013, the Company entered into an agreement (the “Investment Agreement” or “Equity Line of Credit”) with Dutchess Opportunity Fund, II, LP (“Dutchess”) whereby Dutchess is irrevocably committed to purchase up to $2 million of our common stock over the course of 36 months. The aggregate number of shares issuable by the Company and purchasable by Dutchess under the Investment Agreement (the “Dutchess Shares”) is limited by the dollar amount sold, in this instance no more than $2 million, and will depend upon the trading price of the Company’s shares.

We may draw on the Equity Line of Credit from time to time, as and when we determine appropriate in accordance with the terms and conditions of the Investment Agreement. The maximum amount that we are entitled to put in any one notice is the greater of (i) 200% of the average daily volume (U.S. market only) of the common stock for the three (3) trading days prior to the date of delivery of the applicable put notice, multiplied by the average of the closing prices for such trading days or (ii) $200,000. The purchase price will be set at ninety-seven percent (97%) of the lowest daily volume weighted average price of the Company’s common stock during the five consecutive trading days beginning on the date of the put (the “Pricing Period”). However, if, on any trading day during a Pricing Period, the daily volume weighted average price of the common stock is lower than the floor price specified by us in the put notice, then we must withdraw that portion of the put amount for each such trading day during the Pricing Period, with only the balance of such put amount above the minimum acceptable price being put to Dutchess. There are put restrictions applied on days between the put notice date and the closing date with respect to each particular put. During such time, we are not entitled to deliver another put notice.

If the full amount of the Equity Line of Credit is used by the Company, and assuming each put is based on the closing market price of the Company’s common stock on June 21, 2013 ($0.66 per share), Dutchess would receive 3,124,024 ($2,000,000/($0.66 x 97%)) shares of the Company’s common stock. This would represent approximately 4.4% of total shares issued and outstanding based on the number of shares of common stock outstanding at June 21, 2013 of 67,529,462 shares. The Company has no obligation to utilize the full amount available under the Equity Line of Credit.

Item 6. Exhibits.

Exhibit Number	Name
10.1	Investment Agreement, dated June 25, 2013, between the Company and Dutchess Opportunity Fund, II, L.P. (filed as Exhibit 1.1 of the Amendment No. 1 to the Registration Statement on Form S-1 as filed on July 29, 2013, Registration No. 333- 189587, and incorporated herein by reference)
10.2	Registration Rights Agreement, dated June 25, 2013, between the Company and Dutchess Opportunity Fund, II, L.P. (filed as Exhibit 1.2 of the Amendment No. 1 to the Registration Statement on Form S-1 as filed on July 29, 2013, Registration No. 333- 189587, and incorporated herein by reference)
31.1 *	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)
31.2 *	Rule 13a-14(d)/15d-14(d) Certification (Principal Financial Officer)
32 **	Section 1350 Certifications
101.SCH ***	XBRL Taxonomy Extension Schema Document
101.CAL ***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF ***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB ***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE ***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith
***	Furnished herewith. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABTECH HOLDINGS, INC.
(Registrant)

Date: August 14, 2013	By:	/s/ Glenn R. Rink
Glenn R. Rink
Chief Executive Officer, President, and Director

Date: August 14, 2013	By:	/s/ Lane J. Castleton
Lane J. Castleton
Chief Accounting Officer, Chief Financial Officer, Vice President and Treasurer

