Form 10-Q
period 2013-09-30
Abtech Holdings, Inc.
filed 2013-11-14
CIK 1405858

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2013

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

☐ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☒ Smaller reporting company
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 8, 2013
Common stock, $.001 par value	67,843,879

ABTECH HOLDINGS, INC.
FORM 10-Q

September 30, 2013

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

Explanatory Note

As used in this Quarterly Report on Form 10-Q, “we,” “us,” “our,” “ABHD” and the “Company” refer to Abtech Holdings, Inc.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  The December 31, 2012 consolidated balance sheet included in this Quarterly Report on Form 10-Q was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the nine-month period ended September 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2013.  For further information, refer to the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

  PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

ABTECH HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31,
	(Unaudited)	2012
ASSETS
Current assets
Cash and cash equivalents	$620,568	$2,543,898
Accounts receivable – trade, net	149,111	74,180
Inventories, net	431,994	397,804
Deferred charges, net	7,424	10,128
Prepaid expenses and other current assets	27,675	14,077
Total current assets	1,236,772	3,040,087

Fixed assets, net	67,819	72,981
Security deposits	33,940	33,940
Deferred charges, net	-	4,892
Total assets	$1,338,531	$3,151,900

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities
Accounts payable	$583,788	$263,379
Accounts payable – related party	53,771	52,636
Loans from stockholders	9,000	9,000
Bank line of credit	20,000	-
Convertible promissory notes, net of discounts	1,750,000	620,000
Convertible promissory notes– related party	-	1,185,000
Promissory notes, net of discounts	500,000	-
Capital lease obligation – current portion	3,832	3,739
Customer deposits	42,849	41,584
Accrued interest payable	27,975	28,676
Accrued expenses	194,648	190,782
Total current liabilities	3,185,863	2,394,796

Due to related party	92,015	96,181
Convertible promissory notes – non-current portion	-	6,000
Convertible promissory notes– related party – non-current portion	-	525,000
Capital lease obligation – non-current portion	3,774	6,654
Total liabilities	3,281,652	3,028,631

Commitments and contingencies

Stockholders’ equity (deficiency)
Common stock, $0.001 par value; 300,000,000 authorized shares;
67,843,879 and 64,638,372 shares issued and outstanding at
September 30, 2013 and December 31, 2012, respectively	67,844	64,638
Additional paid-in capital	42,721,319	40,372,764
Non-controlling interest	(2,052,816)	(1,814,388)
Accumulated deficit	(42,679,468)	(38,499,745)
Total stockholders’ equity (deficiency)	(1,943,121)	123,269
Total liabilities and stockholders’ equity (deficiency)	$1,338,531	$3,151,900

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABTECH HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months ended		Nine Months ended
	September 30		September 30
	2013	2012	2013	2012
Net revenues	$72,476	$81,208	$306,079	$561,000

Cost of revenues	90,326	69,327	280,643	379,606
Gross profit (loss)	(17,850)	11,881	25,436	181,394

Operating expenses
Selling, general and administrative	1,259,351	1,038,372	3,778,169	3,268,476
Research and development	216,129	176,559	607,208	600,249
Total operating expenses	1,475,480	1,214,931	4,385,377	3,868,725

Operating loss	(1,493,330)	(1,203,050)	(4,359,941)	(3,687,331)

Other income (expense)
Interest expense	(33,857)	(1,480,123)	(58,979)	(3,706,958)
Loss on valuation of warrant liability	-	(553,536)	-	(1,232,291)
Other income	1	25,421	769	26,521
Total other income (expense), net	(33,856)	(2,008,238)	(58,210)	(4,912,728)

Net loss before income taxes	(1,527,186)	(3,211,288)	(4,418,151)	(8,600,059)

Provision for income taxes	-	-	-	-

Net loss	(1,527,186)	(3,211,288)	(4,418,151)	(8,600,059)

Net loss attributable to non-controlling interest	(178,395)	(172,289)	(549,044)	(437,125)

Net loss attributable to controlling interest	$(1,348,791)	$(3,038,999)	$(3,869,107)	$(8,162,934)

Basic and diluted loss per common share	$(0.02)	$(0.06)	$(0.06)	$(0.17)

Basic and diluted weighted average number of shares outstanding	67,765,628	51,481,822	66,571,873	49,381,008

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABTECH HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30,

	2013	2012
Operating Activities
Net loss	$(4,418,151)	$(8,600,059)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	22,311	17,711
Common stock issued for services rendered	192,000	240,000
Stock-based compensation expense	256,626	297,247
Interest related to beneficial conversion feature	-	971,514
Accrued interest converted to common stock	36,736	-
Note discount amortized as interest	10,399	1,243,812
Deferred charges expensed as interest	7,596	867,053
Loss (gain) on change in fair value of warrant liability	-	1,232,291
Changes in operating assets and liabilities:
Accounts receivable	(74,931)	(102,906)
Inventories	(34,190)	114,854
Prepaid expenses and other current assets	(13,598)	(18,275)
Security deposits	-	(15,963)
Deferred charges	-	(258,181)
Accounts payable	321,544	(140,973)
Customer deposits	1,265	3,219
Accrued interest payable	(701)	360,496
Accrued expenses	3,866	18,342
Net cash used in operating activities	(3,689,228)	(3,769,818)

Investing Activities
Purchases of fixed assets	(17,149)	(30,632)
Net cash used in investing activities	(17,149)	(30,632)

Financing Activities
Proceeds from sale of common stock and warrants	-	3,450,337
Proceeds from exercise of warrants	-	220,000
Proceeds from bank line of credit	20,000	-
Proceeds from notes payable	1,770,000	2,600,000
Repayment of borrowings	-	(275,000)
Repayments under capital lease obligation	(2,787)	-
Net decrease in due to related party	(4,166)	(3,953)
Net cash provided by financing activities	1,783,047	5,991,384

Net change in cash and cash equivalents	(1,923,330)	2,190,934
Cash and cash equivalents at beginning of period	2,543,898	1,386,502
Cash and cash equivalents at end of period	$620,568	$3,577,436

Supplemental cash flow information:
Cash paid for interest	$4,949	$264,051
Cash paid for income taxes	$-	$-
Non-cash investing and financing activities:
Common stock issued for conversion of debt, including accrued interest	$1,892,736	$2,540,221
Stock based compensation expense	$256,626	$297,247
Common stock issued for services rendered	$192,000	$240,000
Unamortized portion of debt discount	$-	$342,241
Portion of debt discount in deferred charges	$-	$239,851
Beneficial conversion feature recorded to additional paid-in capital	$-	$1,200,433
Issuance of warrant liability	$-	$1,133,747
Warrant Liability reclassed to paid-in capital upon exercise of warrant	$-	$212,780
Fixed assets purchased through capital lease	$-	$11,600

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABTECH HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – ORGANIZATION

Abtech Holdings, Inc. (“ABHD” or the “Company”) was incorporated under the laws of the State of Nevada on February 13, 2007, with authorized capital stock of 300,000,000 shares at $0.001 par value.

AbTech Industries, Inc. (“AbTech”), a Delaware corporation with an authorized capital of 15,000,000 shares of $0.01 par value common stock and 5,000,000 shares of $0.01 par value preferred stock, was acquired by ABHD in a reverse acquisition transaction on February 10, 2011 (the “Merger”).  In accordance with the merger agreement between AbTech and ABHD (the “Merger Agreement”), ABHD acquired all of the issued and outstanding common stock of AbTech, including shares issuable upon the conversion of Series A preferred stock and convertible promissory notes outstanding, in exchange for the stockholders of AbTech acquiring 46,000,000 shares of ABHD common stock.  ABHD also agreed to reduce its number of common shares outstanding to 10,000,000 shares prior to the Merger.  The preferred stockholders of AbTech that elected not to convert and exchange their shares for ABHD common shares represent the non-controlling interest shown on the Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012.

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

In May, 2012, the Company formed a new subsidiary, AEWS Engineering, LLC (“AEWS”), an independent civil and environmental engineering firm, established to provide engineering and technology innovation to the water infrastructure sector.  AEWS is owned 80% by the Company and 20% by Bjornulf White, the President of AEWS and Executive Vice President of AbTech.  Under the AEWS operating agreement, the Company will fund the initial start-up costs of AEWS.  Any future profits will be allocated first to those members that have funded prior losses (AbTech) and then to members in proportion to their membership interests.  Accordingly, the operations of AEWS for the periods reflected in these condensed consolidated financial statements are allocated 100% to the Company.  AEWS has an office located in Raleigh, North Carolina.  Through September 30, 2013, AEWS had no revenues and its activities comprised setting up operations and developing business opportunities.

In July 2013, the Company formed a new subsidiary, AbTech Industries (UK) Limited (“AbTech UK”).  This entity is intended to handle operations related to various projects the Company intends to pursue in the United Kingdom and potentially other European countries.  As of September 30, 2013 AbTech UK had not yet begun operations and had entered into no transactions.

The Company operates in one business segment which is the filtration and treatment of polluted water.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation  – The condensed consolidated financial statements include the accounts of ABHD, AbTech, AEWS and ESC. Intercompany accounts and transactions have been eliminated.  The non-controlling interest shown on the Condensed Consolidated Balance Sheet as of September 30, 2013, represents the ownership interest in AbTech of the holders of AbTech Series A preferred stock that elected not to exchange their Series A preferred shares for common shares of ABHD as allowed by the Merger Agreement.

The condensed consolidated financial statements for the three and nine month periods ended September 30, 2013 and September 30, 2012 are unaudited and, in the opinion of the Company’s management, include all adjustments necessary for a fair presentation of such condensed consolidated financial statements.  Such adjustments are of a normal recurring nature.

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

Net Loss Per Share – Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. The calculation of basic loss per share gives retroactive effect to the recapitalization related to the reverse acquisition of AbTech by ABHD.  The Company has other potentially dilutive securities outstanding that are not shown in a diluted net loss per share calculation because their effect in both 2013 and 2012 would be anti-dilutive.  The following chart lists the securities as of September 30, 2013 and 2012 that were not included in the computation of diluted net loss per share because their effect would have been antidilutive:

	Common Shares
	September 30, 2013 Unaudited	September 30, 2012
		Unaudited
Options to purchase common stock	9,529,863	9,223,458
Warrants to purchase common stock	7,094,839	8,339,599
Convertible promissory notes	2,807,008	9,758,700
Convertible preferred stock in AbTech	6,457,467	6,563,943
	25,889,177	33,885,700

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

	September 30, 2013	December 31, 2012
	(Unaudited)
Raw materials	$98,724	$105,971
Work in process	389,658	354,554
Finished goods	53,612	47,279
Reserve for obsolescence	(110,000)	(110,000)
Total	$431,994	$397,804

NOTE 4 – GOING CONCERN

These unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern.  The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs, which raises doubts about the ability of the Company to continue as a going concern.   In order to continue as a going concern, the Company will need to generate additional revenue and obtain additional capital to fund its operating losses and service its debt.  Management of the Company has developed a strategy, which it believes will accomplish this objective through revenue growth and additional funding, which will enable the Company to operate for the coming year.  On June 25, 2013, the Company entered into an equity line of credit agreement with Dutchess Opportunity Fund, II, LP (“Dutchess”) whereby Dutchess is irrevocably committed to purchase from the Company up to $2 million of ABHD common stock over the course of 36 months (see NOTE 8 – STOCKHOLDERS’ EQUITY). However, even with this funding commitment in place there can be no assurance that the Company’s overall efforts will be successful.  As a result, the Company’s independent registered public accounting firm issued a going concern opinion on the consolidated financial statements of the Company for the year ended December 31, 2012.  These condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 5 – RELATED PARTY TRANSACTIONS

Accounts payable, related party –  At December 31, 2012, the accounts payable – related party balance included $42,500 of fees due to directors of the Company for unpaid directors fees earned during 2012 and $10,000 for advertising and sponsorship fees due to a non-profit organization of which the president of the Company is a director.

At September 30, 2013,  accounts payable – related party included $53,500 of fees due to directors of the Company for their services as directors during the nine months ended September 30, 2013.

NOTE 6 – DEBT

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

On June 14, 2013, the Company issued to an investor who is a member of the Company’s Advisory Board, a Bridge Loan Promissory Note (the “Bridge Note”) with a principal amount of $500,000, an interest rate of 6.5% per annum and a maturity date of October 1, 2013 (later extended to December 1, 2013).  The Bridge Note is a multi-advance loan facility pursuant to which the lender, upon request by the Company, will advance loans to the Company aggregating up to $500,000.  As of September 30, 2013, the Company had borrowed the full $500,000 principal amount of the Bridge Note.  In conjunction with the Bridge Note, the lender received a detachable warrant (the “Bridge Warrant”) for the purchase of 35,000 shares of the Company’s common stock with an exercise price of $0.66 per share and a term of five (5) years.  The Bridge Note was discounted by the value of the Bridge Warrant, determined to be $10,399 using the Black–Scholes model. The discount was amortized as interest expense over the term of the Bridge Note.  As of September 30, 2013, the Bridge Note discount was fully amortized.  On September 27, 2013 the Company issued to this investor a secured convertible promissory note with principal amount of $250,000, an interest rate of 6.5% per annum, a conversion rate of $0.53 per share and a maturity date of December 26, 2013.

On August 9, 2013, the Company issued to an investor a secured convertible promissory note with a principal amount of $600,000, an interest rate of 6.5% per annum, a conversion rate of $0.70 per share (adjusted to $0.53 per share – see Note 10) and a maturity date of November 7, 2013 (extended to January 31, 2014 – see Note 10). On September 30, 2013, the Company issued to the same investor a secured convertible promissory note with a principal amount of $420,000, an interest rate of 6.5% per annum, a conversion rate of $0.53 per share and a maturity date of December 1, 2013 (extended to January 31, 2013 – see Note 10). As of September 30, 2013, the Company had two other secured convertible promissory notes outstanding held by the same investor with a combined principal amount of $480,000.  These notes have an interest rate of 6% per annum, mature on October 1, 2013 (later extended to January 31, 2014 – see Note 10) and are convertible into shares of the Company’s common stock at $0.70 per share (adjusted to $0.53 per share – see Note 10).

During 2013, the Company received a bank line of credit with a credit limit of $100,000.  The line of credit has an annual initial interest rate of prime plus 6.75% (current promotional rate of 4.25%) and requires monthly payment of any interest due plus approximately 1% of the outstanding balance.  At September 30, 2013 the principal amount outstanding on the bank line of credit was $20,000.

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

NOTE 8 – STOCKHOLDERS’ EQUITY (DEFICIENCY)

During the nine-month period ended September 30, 2013, the Company issued:

⋅	52,479 shares of ABHD common stock for the conversion of $36,736 of interest accrued on Secured Convertible Promissory Notes;
⋅	2,649,640 shares of ABHD common stock for the conversion of all remaining convertible notes issued by AbTech with an aggregate principal amount of $1,856,000 and a conversion rate of $0.70 per share;
⋅
260,000  shares of ABHD common stock for services valued at $181,400 and accrued an additional $10,600 for the estimated value of 20,000 additional shares that the Company was obligated to issue for services rendered as of September 30, 2013;

⋅	136,912 shares of ABHD common stock for the cashless exercise of warrants for 696,666 shares of common stock; and
⋅	106,476 shares of ABHD common stock for the conversion of 20,000 shares of AbTech Series A preferred stock.

Paid-in capital for the nine-months ended September 30, 2013 also increased by $256,626 for the value of stock based compensation attributable to options and warrants vesting during the period and by $10,399 for the value of the warrant issued with the Bridge Note in June 2013.

On June 25, 2013, the Company entered into an agreement (the “Investment Agreement” or “Equity Line of Credit”) with Dutchess Opportunity Fund, II, LP (“Dutchess”) whereby Dutchess is irrevocably committed to purchase up to $2 million of ABHD common stock from the Company over the course of 36 months.  The aggregate number of shares issuable by the Company and purchasable by Dutchess under the Investment Agreement is limited by the dollar amount sold, in this instance no more than $2 million, and will depend upon the trading price of the Company’s shares. The purchase price will be set at ninety-seven percent (97%) of the lowest daily volume weighted average price of the Company’s common stock during the five consecutive trading days beginning on the date of the applicable put. The Company may draw on the Equity Line of Credit from time to time, as and when it determines appropriate in accordance with the terms and conditions of the Investment Agreement.  The Company has no obligation to utilize the full amount available under the Equity Line of Credit.  As of September 30, 2013, the Company had made no draws on the Equity Line of Credit.

NOTE 9 – LITIGATION AND CONTINGENCIES

On February 28, 2013, the Company filed a complaint (the “Complaint”) with the Superior Court of the State of Arizona against Arctech, Inc. (“Arctech”) arising from the Company’s License, Supply and Distribution Agreement with Arctech, dated June 6, 2012 (the “Agreement”).  The Complaint claims that, due to fraudulent misrepresentations and omissions made by Arctech regarding the performance of their Humasorb technology, which technology is the subject of the Agreement, the Agreement should be declared null, void, unenforceable, and should be rescinded, such that the Company and Arctech should be placed in their respective positions prior to the execution of the Agreement. The Complaint also requests that the Company should be awarded damages and attorney’s fees in an amount to be determined at trial.  Prior to filing the Complaint, the Company made payments of $75,000 to Arctech which, under the terms of the Agreement, were to be creditable against certain products and services to be provided to the Company by Arctech.  On April 4, 2013, Arctech filed with the court a response to the complaint largely denying the Company’s claims and making certain counterclaims alleging that the Company had breached the Agreement by not making certain periodic payments to Arctech as specified in the Agreement, that Arctech had suffered damages of at least $220,000 as a result and that Arctech should be awarded damages, attorney’s fees, costs and interest in an amount to be determined at trial. The Company believes it has meritorious defenses and intends to aggressively defend its position regarding this matter.  No estimated loss has been accrued in the accompanying financial statements as of September 30, 2013 and December 31, 2012, as management deems the likelihood of the Company incurring a liability to be not probable.

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

NOTE 10 – SUBSEQUENT EVENTS

On October 10, 2013 the Company announced that it executed a contract with Nassau County (the “County”) for a project involving the installation of stormwater systems (the “Project”). The Company reported that it had been awarded this project on July 2, 2013, but the work could not begin until the contract was fully executed.  In connection with the Project, AbTech will provide services to the County pertaining to the design, installation, maintenance and inspection of stormwater treatment technology at up to ten stormwater drainage outfall sites in the County.  The Project has a term of three years and the maximum amount to be paid to the Company for the Company’s services related to the Project is not to exceed twelve million dollars ($12,000,000).  AbTech is expected to use subcontractors, including AEWS, for the design, construction and installation work pertaining to the Project.  Project work began on October 11, 2013.  The Company’s fee for services will be paid in monthly installments by the County based on the portion of the work completed.

In November 2013, the Company agreed to extend the maturity dates of three secured convertible promissory notes totaling $1,080,000 to January 31, 2014 and to adjust the conversion price of these notes from $0.70 per share to $0.53 per share. In addition, the Company agreed to extend the maturity date of the $420,000 secured convertible promissory note to January 31, 2014.  These four notes are held by the same investor and now have the same maturity dates and conversion price.

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

Overview

ABHD and its subsidiaries are involved in the business of providing water treatment solutions to address the contamination of water resources that occurs in stormwater runoff, oil and gas extraction and mining operations, and other industrial operations with the objective of making such water streams dischargeable or reusable.  ABHD is the parent holding company.  Its subsidiary, AbTech, is the operating company that manufactures and sells water treatment products, many of which incorporate its patented Smart Sponge technology.  ABHD’s other operating subsidiary, AEWS, provides engineering services to assist government and industry in developing effective solutions to their specific water treatment needs.  ESC is a dormant subsidiary that holds a patent regarding sensor array technology designed to detect impurities in water flows.  AbTech UK is a newly created foreign subsidiary with no operations as of September 30, 2013.

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based on the consolidated operations of ABHD and its subsidiaries.  Key factors affecting ABHD’s results of operations during the periods covered in this section include revenues, cost of revenues, operating expenses and income.

Results of Operations

Comparison of the nine months ended September 30, 2013 and 2012

Revenues

Revenues for the nine months ended September 30, 2013 decreased by $254,921 (45%), compared to revenues in the same period of the prior year, due entirely to a reduction in the volume of products sold.  These revenue figures reflect the challenges the Company has met in moving projects forward in the face of continued funding constraints for new municipal and federal facility stormwater projects and the complexities of developing public private partnerships (“P3s”) for large municipal projects.  The Company continues to focus its efforts on these large projects that could have a significant impact on revenue.  However, the timing of such revenue realization is difficult to project.  In October, 2013, the Company announced that it had signed a contract for a project in Nassau County, New York.  This contract is a three year contract for an amount not to exceed $12 million and will begin to generate revenue in the fourth quarter of 2013.  AbTech will use subcontractors, including AEWS, for the design, construction and installation work pertaining to the contract.  Most of the contract work will be completed in the first year of the contract with maintenance and monitoring services continuing for 3 years.

The Company continues to work with its distributor, Waste Management, Inc. (“WMI”), to bring other large municipal projects to fruition, and while significant effort has been expended to date to move these projects ahead, no new projects have yet been awarded.  The Company has also submitted various proposals for produced water applications in the oil and gas and mining industries.  We expect that these proposals, if awarded to the Company, could begin to affect revenue in the fourth quarter of 2013.

Gross Margin

The Company’s gross margin on sales decreased from 32% for the nine months ended September 30, 2012 to 8% for the same period of 2013.  This reduction in gross margin is the direct result of decreased levels of production in the first nine months of 2013 that caused excess capacity costs to flow through to cost of revenues.  The Company operated at approximately 3% of operating capacity for the nine months ended September 30, 2013 and expects that such excess capacity will continue to adversely affect gross margins until product sales increase with a corresponding increase in product manufacturing.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by approximately $510,000 or 16% in the nine months ended September 30, 2013, as compared to the same period in 2012.  These increases were due primarily to the addition of approximately $314,000 of operating costs for the new subsidiary, AEWS, and a continued expansion of our business development effort.  Cost increases related to the business development effort amounted to $57,000 for payroll costs, $97,000 for consulting costs related to sourcing new opportunities and preparing corresponding proposals, $62,000 for travel and trade show expenses and $20,000 for legal fees.  Other cost increases in the first nine months of 2013 compared to the same period of the prior year included other consulting costs of $49,000 related primarily to international activities, auditing costs of $18,000 due primarily to registration statement filings with the SEC, dues and fees paid to various industry groups of $24,000, insurance costs of $23,000 due to increased insurance policy liability limits, investor relations costs of $38,000 due primarily to stock issued to investor relations consultants and stock based compensation of $27,000 due to the vesting of options granted in prior periods.  The Company decreased its expenditures for public relations by $162,000 and government affairs by $56,000 in the first nine months of 2013 compared to the same period of 2012.

Research and development expenses

Research and development expenses increased by approximately $7,000 (1%) for the nine month period ended September 30, 2013 as compared to the same period of the prior year reflecting a relatively consistent level of research and development activity although involving different projects from year to year.

Other income (expense)

Interest expense decreased substantially for the nine months ended September 30, 2013 as compared to the same period of 2012.  The various components of interest expense that accounted for the decrease are summarized in the table below:

Interest Components		2013	2012
1.	Interest accrued on notes outstanding and other finance charges.	$40,984	$624,580
2.	Amortization of the note discount created by the bifurcation of the warrant value for warrants issued with convertible promissory notes.	10,399	1,243,812
3.	Interest imputed on promissory notes issued with beneficial conversion terms.	-	971,513
4.	Amortization of deferred financing costs related to private offerings of debt.	7,596	867,053
	TOTAL INTEREST EXPENSE	$58,979	$3,706,958

Included in other income (expense) for the nine months ended September 30, 2012 was a loss of $1,232,291 on the valuation of a warrant liability.  The warrant liability represented the estimated bifurcated value of certain warrants issued in conjunction with convertible promissory notes sold by the Company during 2011 and 2012.  The Company revalued this warrant liability at each balance sheet date resulting in a gain or loss for the period.  As of December 31, 2012, the warrant liability had been reclassified to additional paid-in capital due to the expiration of certain factors that had originally qualified the warrants to be classified as a derivative, and was, therefore, not revalued as of September 30, 2013.  Accordingly, there is no gain or loss recorded for the nine months ended September 30, 2013.

Comparison of the three months ended September 30, 2013 and 2012

Revenues

Revenues for the three months ended September 30, 2013 decreased by $8,732 (11%) compared to revenues in the same period of the prior year.  As with year to date sales, these revenue figures reflect the challenges the Company has met in moving projects forward in the face of continued funding constraints for new municipal and federal facility stormwater projects and the complexities of developing public private partnerships (“P3s”) for large municipal projects.  The reduction in revenue for this period was due entirely to the volume of products sold.

Gross Margin

The Company’s gross margin on sales of negative (25)% for the three months ended September 30, 2013 declined significantly from the 15% gross margin reported for the same period of the prior year reflecting the high sensitivity of gross margins to production levels and the corresponding absorption of fixed production costs by the units produced.  Unabsorbed production costs drive the gross margin down in periods of low production.  In the third quarter of 2013, the Company’s production facility operated at only 2% of capacity.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by approximately $221,000 or 21% for the three months ended September 30, 2013 as compared to the same period in 2012.  This increase in SG&A expenses was largely attributable to new operations of AEWS of $89,000, legal fees of $24,000 resulting from SEC filings, investor relations expenses of $112,000 resulting from the issuance of stock for services to an investor relations consultant, and other consulting fees of $33,000. These expense increases were partially offset by a reduction in government affairs consulting expenses in the amount of $24,000.

Research and development

Research and development costs increased by approximately $40,000 or 22% for the three months ended September 30, 2013 as compared to the same period of the prior year due primarily to approximately $37,000 of costs for research conducted for AbTech by a university.

Other income (expense)

Interest expense decreased substantially for the three months ended September 30, 2013 as compared to the same period of 2012.  The various components of interest expense that accounted for the decrease are summarized in the table below:

Interest Components		2013	2012
1.	Interest accrued on notes outstanding and other finance charges.	$22,401	$209,474
2.	Amortization of the note discount created by the bifurcation of the warrant liability at the time the convertible promissory notes were issued.	8,924	458,332
3.	Interest imputed on promissory notes issued with beneficial conversion terms.	-	545,369
4.	Amortization of deferred financing costs related to private offerings of debt.	2,532	266,948
	TOTAL INTEREST EXPENSE	$33,857	$1,480,123

Included in other income (expense) for the three months ended September 30, 2012 was a loss of $(553,536) on the valuation of a warrant liability.  The warrant liability represented the estimated bifurcated value of certain warrants issued in conjunction with convertible promissory notes sold by the Company during 2011 and 2012.  The Company revalued this warrant liability at each balance sheet date resulting in a gain or loss for the period.  As of December 31, 2012, the warrant liability had been reclassified to additional paid-in capital due to the expiration of certain factors that had originally qualified the warrants to be classified as a derivative, and was, therefore, not revalued as of September 30, 2013.  Accordingly, there is no gain or loss recorded for the three months ended September 30, 2013.

Liquidity and Capital Resources

Liquidity

As of September 30, 2013, the Company had a working capital deficiency of approximately $1,949,000 compared to a working capital surplus of approximately $645,000 at December 31, 2012. The change from a working capital surplus to a deficiency is primarily attributable to the use of cash for operations and short-term debt borrowings during the nine months ended September 30, 2013 of approximately $1,790,000. The Company’s cash balance decreased from $2,543,898 at December 31, 2012 to $620,568 at September 30, 2013. This September 30, 2013 cash balance represents less than two months of the Company’s historical monthly cash used for operations and evidences the Company’s need to raise additional capital in the short-term.

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

In June, 2013, the Company entered into a Bridge Loan Promissory Note (the “Bridge Note”) whereby the Company is entitled to borrow up to $500,000 from the Bridge Note holder. As of September 30, 2013, the Company had borrowed the full $500,000 allowed under this Bridge Note. The Bridge Note has an interest rate of 6.5% and matures on December 1, 2013. The Company intends to enter into a working capital facility secured by future revenues and use the proceeds to repay the Bridge Note and fund operations as such revenues are generated. There is no assurance that the Company will be successful in securing such a working capital facility.

On June 25, 2013, the Company entered into an agreement (the “Investment Agreement” or “Equity Line of Credit”) with Dutchess Opportunity Fund, II, LP (“Dutchess”) whereby Dutchess is irrevocably committed to purchase up to $2 million of ABHD common stock from the Company over the course of 36 months. The Company may draw on the Equity Line of Credit from time to time, as and when it determines appropriate in accordance with the terms and conditions of the Investment Agreement. The maximum amount that the Company is entitled to put in any one notice is the greater of (i) 200% of the average daily volume (U.S. market only) of the common stock for the three (3) trading days prior to the date of delivery of the applicable put notice, multiplied by the average of the closing prices for such trading days or (ii) $200,000. We have no obligation to utilize the full amount available under the Equity Line of Credit. The Company chose this form of financing facility because of the flexibility it affords in meeting future cash requirements that are difficult to project at this stage of the Company’s development. The Company believes it is likely that it will use a significant portion of the Equity Line of Credit but intends to draw on the Equity Line of Credit only as needed to meet immediate capital requirements that are not met with other sources of capital. Accordingly, the Company limited the amount of the Equity Line of Credit to $2,000,000, which represents approximately five months of historical cash used in operations. As of September 30, 2013, the Company had not sold any shares under the Equity Line of Credit.

On August 9, 2013, the Company borrowed $600,000 pursuant to a secured convertible promissory note with an interest rate of 6.5% per annum and a feature that allows conversion into shares of the Company’s common stock at a conversion rate of $0.70 per share (later adjusted to $0.53 per share). This note is due January 31, 2014.

On September 27, 2013 the Company borrowed $250,000 pursuant to a Convertible Promissory Note with an interest rate of 6.5% per annum and a feature that allows conversion into shares of the Company’s common stock at a conversion rate of $0.53 per share. This note is due December 26, 2013.

On September 30, 2013 the Company borrowed $420,000 pursuant to a Secured Convertible Promissory Note with an interest rate of 6.5% per annum and a feature that allows conversion into shares of the Company’s common stock at a conversion rate of $0.53 per share. This note is due January 31, 2014.

Comparison of cash flows for the nine months ended September 30, 2013 and 2012

Operating Activities

The Company had negative cash flows from operations for the nine months ended September 30, 2013 of $3,689,228 compared to negative cash flows from operations of $3,769,818 in the same period of 2012.  Although the Company’s operating loss increased by approximately $673,000 for the nine months ended September 30, 2013, compared to the same period of the prior year, this increased use of cash was offset by the source of cash created by an increase in accounts payable of approximately $322,000. Consequently, the net cash used in operating expenses was $81,000 less for the nine months ended September 30, 2013 than in the same period of the prior year which period experienced a $141,000 decrease in accounts payable. During the nine months ended September 30, 2013, the Company experienced a $75,000 increase in accounts receivable (due largely to one sale of approximately $70,000 shipped in June with payment delayed due to federal funding issues) and an increase of approximately $34,000 in inventory.

Investing Activities

The Company had approximately $17,000 of capital expenditures for the nine months ended September 30, 2013 compared to $31,000 for the same period of 2012. As of September 30, 2013, the Company had no commitments for any material future capital expenditures.  However, if the Company is successful in achieving significant sales growth in the second half of 2013, it may need to expand its manufacturing capacity or outsource some of its manufacturing. The Company is currently considering both options.

Financing Activities

In February 2012, the Company completed the final closing of a private offering that raised $2.6 million from the sale of convertible promissory notes and warrants.  During the nine months ended September 30, 2013, the Company made $2,787 of scheduled payments pursuant to an outstanding capital lease, reduced the amount due to related party by $4,166 and borrowed $1,790,000 pursuant to the various promissory notes referenced in the discussion under “Liquidity” above.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer, and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2013 (the “Evaluation Date”). No system of controls, no matter how well-designed and operated, can provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide assurance that the system of controls has operated effectively in all cases.  Our disclosure controls and procedures are designed to provide reasonable assurance that the objective of disclosure controls and procedures are met.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2013, in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods in Securities and Exchange Commission rules and forms, including reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Common stock issued for exercise of warrants

In July 2013, the Company issued 7,941 shares of ABHD common stock pursuant to the cashless exercise of a warrant for 30,000 shares and an exercise price of $0.50 per share.  The number of shares issued represented the difference between the market price at the date of exercise and the $.50 per share exercise price multiplied by the number of warrant shares being exercised, divided by the market price per share at the date of exercise. The Company issued the common stock pursuant to the exemption contained in Section 4(2) of the Securities Act.

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
Registration Rights Agreement, dated June 25, 2013, between the Company and Dutchess Opportunity Fund, II, L.P. (filed as Exhibit 1.2 of the Amendment No. 1 to the Registration Statement on Form S-1 as filed on July 29, 2013, Registration No. 333- 189587, and incorporated herein by reference)

10.3 *
Contract for Services, dated October 8, 2013, between the Company’s subsidiary, AbTech Industries, Inc., and Nassau County, a municipal corporation acting on behalf of the County Department of Public Works.

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

ABTECH HOLDINGS, INC.
(Registrant)

Date: November 14, 2013	By:	/s/ Glenn R. Rink
Glenn R. Rink
Chief Executive Officer, President, and Director

Date: November 14, 2013	By:	/s/ Lane J. Castleton
Lane J. Castleton
Chief Accounting Officer, Chief Financial Officer,
Vice President and Treasurer

