Form 10-K
period 2013-12-31
Abtech Holdings, Inc.
filed 2014-03-31
CIK 1405858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $40,988,340

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of March 28, 2014, 67,883,879 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Exhibits incorporated by reference are referred to under Part IV.

ABTECH HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED DECEMBER 31, 2013

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

On February 10, 2011, the Company closed a merger transaction with AbTech Industries, Inc. (“AbTech Industries”), a Delaware corporation, pursuant to an Agreement and Plan of Merger by and among Abtech Holdings, Abtech Merger Sub, Inc., a Nevada corporation and wholly-owned subsidiary of Abtech Holdings and AbTech Industries (the “Merger”).

As a result of the Merger, (i) Abtech Holdings acquired all of the issued and outstanding common stock of AbTech Industries (through a reverse acquisition transaction) in exchange for the common stockholders of AbTech Industries acquiring an approximate 78% ownership interest in Abtech Holdings, (ii) AbTech Industries became a majority-owned subsidiary of Abtech Holdings, and (iii) Abtech Holdings acquired the business and operations of AbTech Industries.

The consolidated financial statements of Abtech Holdings for the years ended December 31, 2013 and 2012 represent a continuation of the financial statements of AbTech Industries, with one adjustment, which is to retroactively adjust the legal capital of AbTech Industries to reflect the legal capital of Abtech Holdings. See Note 1 of the Consolidated Financial Statements on page F-7 of this Annual Report on Form 10-K.

The Company, through its subsidiaries, AbTech Industries and AEWS Engineering (“AEWS”), provides solutions to water contamination issues that are caused by stormwater runoff, industrial processes, water produced in the extractive industries such as oil & gas drilling, and spills of oil-based fluids in marine environments. The Company’s total solutions and systems approach to addressing customer’s needs results in the Company providing services for the design and selection of water treatment systems, products sales of filtration and treatment systems, installation of the treatment technologies, and maintenance of the installed systems. Some of these activities are provided through subcontractors and on some projects the Company may act as a subcontractor to other entities.

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

AEWS, a Delaware Limited Liability Company formed on October 31, 2011, operates as an independent civil and environmental engineering firm that provides engineering and technology innovation to the water infrastructure sector.

The Company’s business is subject to several significant risks, any of which could materially adversely affect its business, operating results, financial condition, and the actual outcome of matters as to which it makes forward-looking statements. See “Risk Factors” at page 17 of this Annual Report on Form 10-K.

Technologies

AbTech Industries maintains a core set of water treatment technologies with applications in all of its market sectors. While the Company has expanded to include a variety of services that are related to its “solutions” approach, it has maintained a strong focus on its heritage as an advanced technology company. Moreover, the Company is able to leverage its core technologies as discriminators to gain entry into markets where otherwise there would be prohibitive barriers to entry.

Smart Sponge®

AbTech Industries has developed and patented its core Smart Sponge technologies based on a proprietary blend of synthetic polymers aimed at the removal of hydrocarbons and oil derivatives from surface water. Smart Sponge products remove pollutants from water and encapsulate them so that they cannot be released back into the water, even under high pressure. The removal process starts with the physical contact between polymer and contaminant and the consequent adsorption (physical interaction, contaminant distributed on surface of adsorbing material) or absorption (contaminant distributed throughout the absorbing material). The absorption/adsorption process is determined by several polymer parameters (e.g., composition and structure, flexibility of the chain and molecular weight), as well as physical parameters (e.g., polymer physical form, contaminant molecule size and temperature). While polymer composition is the critical factor in defining the solubility, the polymer structure (amorphous or crystalline) is probably the most important factor in determining the process of absorption or adsorption.

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

The advantages of Smart Sponge based products over competing products include:

•	absorbing rather than adsorbing water-borne hydrocarbons;
•	reducing coliform bacteria found in stormwater, industrial wastewater and municipal wastewater (in the case of Smart Sponge Plus, described below);
•	locking-up or encapsulating the hydrocarbons;
•	transforming the encapsulated pollutant into a solid to prevent leaching;
•	remaining buoyant after the encapsulation in order to permit recovery;
•	oil-soaked product may be recycled as a waste-to-energy fuel source;
•	simpler and less expensive disposal due to classification as a solid “non-hazardous waste”;
•	easy deployment and retrieval; and
•	possesses the ability to harvest energy from contaminated water thereby creating a sustainable media solution.

Due to the ability of Smart Sponge to capture and retain hydrocarbons and other contaminants within its highly porous structure, its performance can best be measured by an in-depth look at the spent material to analyze its composition and the quantity of the various contaminants retained. This type of data cannot be gleaned from the customary random sampling events typically used to test filters. Such tests are often misleading or erroneous due to the non-homogenous concentrations of pollutants in stormwater. Analyzing all contaminants entrapped in the filter over a period of time provides a better indicator of the filter’s true performance. Consequently, AbTech Industries took a more advanced approach and engaged a highly qualified, analytical laboratory to use complex analytical techniques to deconstruct used Smart Sponge polymer and selectively extract all the entrapped contaminants. This in-depth mapping and finger printing of contaminants (a first of its kind in stormwater treatment) is analogous to having a “Black Box” recording of the Ultra-Urban® Filter’s (“UUF’s”) filtration mechanisms and all the contaminants collected in the Smart Sponge material during the time that it is deployed. The results of this analysis were then compared to base tests performed on virgin Smart Sponge material. The difference between the two samples constitutes the contaminants collected by the field deployed Smart Sponge. By extrapolating these results, estimations were made of the total contaminants AbTech Industries’ products prevented from being discharged into open waters for entire installation projects such as those at Norwalk, Connecticut. In Norwalk, 275 UUFs using Smart Sponge filtration media were installed in storm drains to protect residential, commercial, waterside, and industrial manufacturing settings which flow into Norwalk Harbor. The deconstruction or meltdown of Smart Sponge media samples documented approximately 50 pounds per filter of total contaminants with the presence of several heavy metals (e.g., copper, titanium, and zinc) and a variety of hydrocarbons, (about 32 pounds per filter), including solvents, oils and cosmetic product components as well as chemical plasticizers.

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

Smart Sponge Plus

The Company has expanded the original capability of Smart Sponge technology by adding an antimicrobial agent that has proven to be effective in reducing coliform bacteria found in stormwater, industrial wastewater and municipal wastewater while maintaining its oil-absorbing capability. This expanded technology, known as Smart Sponge Plus, provides an effective solution to municipalities and other entities faced with beach closures and other hazards of bacteria-laden stormwater. The presence of bacteria in stormwater is a serious problem and poses significant health risks that increasingly result in the contamination of water bodies. Water quality standards for bacteria counts are very strictly monitored in most coastal areas and small increases in bacteria counts can trigger beach closures. The best potential to reduce this bacteria count during rain events is the control and treatment of the stormwater runoff. This control can be achieved by expensive, heavy equipment, such as ultraviolet light or chlorine treatment systems that become cost prohibitive for most municipalities. AbTech Industries has developed a set of cost-effective systems for retrofit into existing stormwater infrastructure, leveraging the antimicrobial capabilities of Smart Sponge Plus. These systems require no electricity or moving parts and create no downstream toxicity effect (a problem that must be mitigated in alternative chemical treatment approaches).

This antimicrobial capability differentiates Smart Sponge Plus products from competitive stormwater treatment devices. It can be engineered to treat massive amounts of water runoff in end-of-pipe applications, such as drainage vaults or other configurations. Because of its antimicrobial properties, Smart Sponge Plus is characterized as a pesticide and is required to be registered with the Environmental Protection Agency (“EPA”). In July 2010, AbTech Industries received conditional approval of its application to register Smart Sponge Plus as a pesticide under the Federal Insecticide, Fungicide and Rodenticide Act (“FIFRA”). (See “Regulatory” below in this item.) Under the time limited EPA registration, AbTech Industries is allowed to make the claim that Smart Sponge Plus is capable of reducing coliform bacteria found in stormwater, industrial wastewater and municipal wastewater.

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

The anti-microbial agent used for this innovative technology is an organosilane derivative that is widely used in a variety of fields including medical, consumables, pool equipment and consumer goods. This anti-microbial agent is registered with the EPA for various applications and has been proven successful in those applications against a wide variety of microorganisms. As further discussed under “Regulatory” on page 16 of this Annual Report on Form 10-K, AbTech Industries’ Smart Sponge Plus has received a time-limited registration from the EPA under FIFRA as an antimicrobial pesticide. Smart Sponge Plus will also act as a fungistatic to control fungus and mildew odor.

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

The products described below incorporate the Smart Sponge or Smart Sponge Plus material in one or more of its various forms and are each designed to meet specific market needs. Each of these products is currently being marketed and sold by the Company. We manufacture the Smart Sponge material in our manufacturing facility using polymers procured from the petrochemical industry. We then use this material to complete the final assembly of each product using component parts produced to our specification by outside vendors. Each product has application in each of the Company’s targeted markets discussed further under “Markets” on page 7 of this Annual Report on Form 10-K, although the UUFs and water treatment vaults are designed primarily for stormwater applications and the gravity and vessel filters have primary application in industrial and produced water markets.

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

Ultra-Urban® Filter

The UUF with Smart Sponge is an innovative low-cost Best Management Practice (“BMP”) that helps meet National Pollution Discharge Elimination System (“NPDES”) requirements with effective filtration, efficient application, and low maintenance. The UUF is a modular filtration unit (or Catch Basin Insert) designed in a variety of shapes and sizes for use in “curb opening” and “top down” storm drains and is used to treat stormwater runoff for new or retrofitted sites by absorbing oil and grease and capturing trash and sediment.

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

Industrial Process Water Systems

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

Produced Water Products

AbTech Industries has developed de-oiling solutions for the produced water market.  These solutions generally are combined with other treatment systems to address the full range of the problematic contaminants present at a given site. AbTech’s de-oiling solutions are designed to remove hydrocarbons as both a pre-filter to protect the other treatment systems in the treatment train, or as polishing agent at the end of the treatment process. One solution for the removal of free oil in produced water is AbTech Industries’ contactor(s) in a pretreatment position.  These consist of contactor tanks that are sized based on flow rate, influent concentration of contaminant, the desired change out schedule, and space or size constraints.  The contactors used are widely available ASME certified pressure vessels that are filled with loose Smart Sponge popcorn media. These systems can be implemented ranging from 300 to 3,000 gallons per minute.

Diesel Pure Products

The Company is currently marketing a line of Diesel Pure products developed by CBI Filters, Inc. CBI DieselPure Filter Systems are specifically designed to remove entrained and emulsified water and sub-micron particulate in ultra low-sulfer diesel fuel (ULSD) and biodiesel blends. In 2010, EPA regulations came into effect that drastically reduced sulfur (a natural lubricant) levels in diesel fuel, thereby requiring additives to compensate for the sulfur. The additives make the fuel hydroscopic (attracts and holds water molecules from the surrounding environment) and compounds the problem of contamination of the fuel. The water and other contaminants in the fuel lead to faster decay, corrosion, formation of sludge in the fuel and potential damage to the machinery using the fuel. The DieselPure filters are designed to remove the water and clean the fuel tanks as they operate. Smart Sponge is now integrated into DieselPure filters allowing them to treat the water removed from the fuel so that the water can be discharged into the sewer rather than being hauled away for treatment as a hazardous waste. The Company is acting as a distributor of the DieselPure filters and intends to market them to hospitals, banks, transit authorities and first responders for use with mission critical operations involving generators and other equipment powered by diesel fuel.

Markets

AbTech Industries targets four major markets: stormwater/wastewater, industrial wastewater/process water, and produced water applications for the oil & gas industry. The Company’s products also have application in the spill prevention and control markets (including marine environments) although the Company is not currently focused on this market as a priority.

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

•	Regulatory Drivers to the Stormwater Market – Stormwater discharges are subject to regulation by the EPA, state and local regulatory bodies. Authorized by the Clean Water Act, the National Pollutant Discharge Elimination System (NPDES) program requires permits for sources that discharge pollutants into waters. Obtaining and complying with NPDES permits requires implementation of stormwater control measures, such as AbTech Industries’ engineered solutions.

Regulation of stormwater is a relatively new occurrence. The first phase of the NPDES program was promulgated in 1990 but the permit requirement was limited to only select regulated entities. The second phase of the NPDES program expanded the permit requirement significantly but did not start until 2003. The next expansion of stormwater regulations is expected in 2013. The EPA is bound under a 2010 settlement with the Chesapeake Bay Foundation (“CBF”) to propose a new stormwater rule (originally by September 2011, then extended to June 2013 with final action planned by December 2014). In late 2013, negotiations continued between CBF and the EPA. A stormwater rule is still expected to be released in 2014. EPA states that the rulemaking will strengthen regulations by incorporating, among other provisions, the following rulemaking actions: (i) development of performance standards for newly developed and redeveloped sites to better address stormwater management as projects are built and when it is most cost effective; (ii) exploring options for expanding the protections of the municipal separate storm sewer systems (MS4); and (iii) evaluation of additional provisions specific to the Chesapeake Bay watershed.

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

•	Health and Tourism Concerns Driving the Stormwater Market - One area of the stormwater market that is receiving increased publicity and attention is the water pollution caused by microorganisms (bacteria). Polluted stormwater runoff can expose boaters and swimmers to bacteria, viruses and protozoans. A recent Southern California epidemiological study revealed that individuals who swim in areas adjacent to flowing storm drain outfalls were 50 percent more likely to develop a variety of symptoms than those who swim further away from the same drains. These situations are the cause for thousands of beach closings every year affecting public health and local economies dependent upon tourism and recreation. According to a July 2012 report of the Natural Resources Defense Council (“NRDC”), in 2011 there were 23,481 days of closings and advisories across the country at ocean, bay and Great Lakes beaches. NRDC reported that more than two-thirds of the closings and advisories in 2011 were issued because testing revealed indicator bacteria levels in the water violated public health standards, potentially indicating the presence of human or animal waste. This was the third-highest level of beach closing and advisory days at America’s beaches in the 22 years since NRDC began compiling this report. Stormwater runoff was reported as the primary known source of known pollution nationwide, consistent with past years, indicating a lack of needed progress on the problem at the national level.

•	Going Green Initiatives – Knowing that polluted stormwater runoff is one of the leading causes of water pollution in the country, many companies are including on-site stormwater treatment in their environmental sustainability goals. AbTech Industries’ systems can help companies meet these goals. AbTech Industries’ Smart Sponge technology not only treats polluted water, it is also recyclable, requires no electricity or other power source and can provide users with quantifiable results of its efficacy, thus helping companies demonstrate their “going green” stewardship.

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

Produced Water and Frack Water Applications in the Oil & Gas Industry

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

Spill Prevention and Control Market

There are a number of applications related to rivers, lakes, and oceans that call for the use of floating or in-line filtration products to control and reduce the presence of hydrocarbons in the water or on board transiting vessels. Customers include the cruise ship industry, recreational boaters, marina owners, port authorities, spill response organizations and commercial shippers.

This market also comprises airports, airport fueling facilities, U.S. Department of Defense (“DOD”) bases, transfer stations, and others concerned about oil spills. Under the Federal Clean Water Act, the EPA has issued the Spill Prevention, Control and Countermeasure (“SPCC”) rule, which requires owners or operators of facilities that store, use, process, transfer, distribute or consume oil and oil products, including airports and military bases, to have minimum preventative systems in place. The risks of not adequately implementing such countermeasures are regulatory violations, fines and potential releases that result in contamination, clean-up and additional fines. The impact of these issues can result in significant costs to a facility owner/operator. There are more than 250 medium and large sized airports in the United States and more than 322 U.S. military facilities.

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

Sales, Distribution, and Marketing Support

During 2013, the Company continued a significant expansion of its business development efforts in order to capitalize on the expected growth in the stormwater, produced water and industrial waste water markets. The primary, ongoing activities in this effort are:

1.	The re-branding of AbTech as a full-suite environmental technology solutions company for water treatment. This rebranding aims to highlight AbTech’s ability to provide solutions to water treatment issues using a variety of tools rather than just offering a single product or technology. These activities are intended to enhance customer engagement, increase product acceptance, and expand market opportunity by expanding the number and capabilities of product solutions offered. During 2013, the Company signed a contract with the Nassau County in New York to design, build and operate (“DBO”) stormwater solutions at various stormwater outfall pipe locations throughout the county. The Company began work on this not-to-exceed $12 million contract in the 4th quarter of 2013, and is currently pursuing other similar contracts where it will function as either the prime contractor or a subcontractor in these DBO-type projects.
2.	Forming strategic alliances aimed at shaping and maximizing addressable markets. As the Company re-brands itself, a primary focus of that endeavor is to position the Company as a holistic stormwater technologies company with elite expertise. To achieve this objective, the Company is seeking to develop strategic working relationships with leading academic institutions and Non-Governmental Organizations in the stormwater, produced water and industrial waste water markets.
3.	Establishment in 2012 of AEWS Engineering, a stormwater engineering subsidiary, to provide consulting services to identify and design effective water treatment solutions and take advantage of the Company’s expertise in the water treatment field.
4.	Adding personnel in a staged approach to support relationships with strategic partners, establish expertise in new or expanding markets and provide other administrative and marketing support.
5.	Internal development of processes to support business growth and optimize resource allocation within the business pursuit organization.

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

A reassessment of strategy resulted in AbTech Industries unwinding many of the geography specific distributor arrangements to focus on establishing a strategic partnership with an industry segment specific dominant market leader. In 2011, AbTech Industries entered into a strategic relationship by executing a marketing and distribution agreement with Waste Management, Inc. (“WMI”) to pursue the distribution of its relevant technologies and systems in the municipal stormwater market. WMI brings the following strengths to this new relationship: (1) market leadership or dominance, (2) a concomitant large customer base, (3) operational competence in selling and servicing public sector customers, (4) active local advocacy resources, (5) sufficient capital to dedicate to and exploit the opportunity, and (6) experience in dealing with the environmental challenges faced by the public sector. With WMI, AbTech Industries is pursuing a comprehensive stormwater management approach that will help municipalities tackle stormwater issues, including funding challenges, through public-private partnerships (“P3s”). Through this type of program, a public agency can work contractually with a private sector entity, such as WMI or AbTech, to deliver a stormwater treatment service that will benefit the general public. Many municipalities have implemented stormwater utilities or assess stormwater fees intended to provide the funding needed to implement effective stormwater treatment systems.

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

Oil & Gas Market

Treatment of contaminated produced water for the oil & gas industry focuses on the water produced during oil and gas exploration and production. Oil services companies, oil and gas producers, and engineering firms are the main customers. Applications for this market are generally engineered solutions. AbTech Industries services this market with direct AbTech Industries’ sales representatives and engineering resources, including external engineering design resources when necessary. The Company also collaborates with other entities that provide complimentary technologies to complete an effective treatment train to meet the specific needs of customers. Through teaming agreements and other arrangements, the Company works with these entities to identify customers, design systems for specific treatment applications, deploy the treatment systems and provide operation support.

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

AbTech Industries has had an opportunity to have its products assessed by several consultants and institutions. The tests performed by these entities, along with the extensive testing completed by the Company, have involved various types of contaminants, contaminant concentrations, flow rates, filter residence times and other factors. These tests, conducted over many years, have led the Company to design its products for the applications where Smart Sponge material performs best and have provided the data needed to validate performance claims for each of the various applications for which such products are currently being marketed. Testing is an ongoing process for the Company as we continue to seek new ways to improve performance and expand efficacy. Consultants used in the past to assess our products include:

•	Alden Labs. Alden, a recognized leader in the field of research and development, is the oldest continuously operating hydraulic laboratory in the United States and one of the oldest in the world. Alden has completed a variety of tests on AbTech Industries’ SMART PAK for hydraulic conductivity and sediment removal in vault configurations.

•	North America Science Associates (“NAMSA”). For over 40 years, NAMSA has been supporting the medical device and pharmaceutical industries through a wide variety of testing services, all designed to ensure safety, efficacy and regulatory compliance. NAMSA has completed extensive lab efficiency tests for Smart Sponge Plus materials using varied concentrations of bacteria and exposure times.

•	Millsaps College. Millsaps is a private liberal arts college located in Jackson, Mississippi. Through the Department of Geology, Millsaps has cooperated with AbTech Industries to test the Smart Sponge’s absorption capability with different hydrocarbons, Smart Sponge porosity and performance claims for the UUF and other products designed for the aviation industry. Millsaps has completed testing for many other large corporations including 3M, Dow, Clorox and Ergon, a local supplier of polypropylene fibers and sorbents for oil spills.

•	HydroQual Inc. HydroQual is an environmental engineering and science firm. With a staff of over 100 employees, HydroQual addresses issues dealing with water quality, TMDL analyses, floatables pollution, water and wastewater treatment. HydroQual has performed a variety of tests to validate AbTech Industries’ claims regarding the performance of the Smart Sponge.

•	University of California, Los Angeles (“UCLA”). The UCLA Department of Engineering and Environmental Sciences provided independent validation of early versions of AbTech Industries’ Ultra-Urban Filter.

Competition

Stormwater Products

Four key factors differentiate AbTech Industries’ Ultra-Urban Filter from other filters in the stormwater market:

•	Anti-microbial capability. AbTech Industries’ Smart Sponge filtration media, when treated with an anti-microbial agent, can reduce bacteria and other microbes flowing through the filter. Smart Sponge products are available with or without the added anti-microbial agent.

•	Structural Filter. AbTech Industries believes that the Ultra-Urban Filter is the only product designed so that the entire structure is involved in the filtration process. Other products have inserted pads or pillows that allow some hydrocarbon removal, but the Ultra-Urban Filter directs the entire water flow through the filtration media thus enhancing the effectiveness of the filter.

•	Superior Filtration Media. An essential and superior feature of Smart Sponge filtration medium is its ability to absorb hydrocarbons and prohibit them from being released back into the water flow when there are subsequent rain events. The reason for this is that AbTech Industries’ proprietary blend of polymers is oleophilic - an absorbent - which means that hydrocarbons are bonded within its chemical matrix and cannot be washed off, squeezed out or leached out of the material during subsequent wetting or rain events. There are various materials used by competitors for stormwater filtration that do not have this absorbent characteristic, instead they feature an adsorbent capability that merely attracts hydrocarbons to their surface area, but cannot prevent them from leaching back into the environment during subsequent rain events. The most commonly used adsorbent in the market is polypropylene, which is currently used in many sorbent products used for oil spill clean-up. Although it is generally accepted that adsorbents are clearly inferior to absorbents in their ability to capture and remove hydrocarbons from stormwater flows, they are widely used because of the low comparative cost. Over the last ten years, AbTech Industries has performed numerous laboratory and field tests that verify its products’ absorption capabilities and other performance features dealing with the removal of trash, sediment, debris, and other contaminants. Central to these test data is the incontrovertible conclusion that AbTech Industries’ Smart Sponge filtration medium is an absorbent.

•	Porous Structure. AbTech Industries’ Smart Sponge technology maximizes the effectiveness of the oil-absorbing polymers by forming them into an extremely porous structure that allows effective, long-lasting absorption without clogging or channeling which is common among filter media in a powder or particulate form.

There are three general categories of products that deal with the treatment of stormwater: hydrodynamic separators (“HDS”), catch basin inserts and ultra-violet light systems. To give a complete competitor profile, a brief explanation of HDS systems is given below since HDS systems are more often considered an alternative to catch basin inserts in new construction projects.

•	Hydrodynamic Separators. HDS products use gravitational flow to spin the water in such a way that density differences cause sediment and other pollutants to be separated and skimmed-off the water. HDS units are large compared to catch basin inserts (smallest systems are about the size of an automobile) and are comprised of several large chambers or vaults, each designed to trap specific pollutants. These systems are much more expensive than catch basin inserts but also have the ability to handle more water flow. Unit costs for HDS systems range from $10,000 to $100,000 depending on size. These systems tend to be more cost effective in large new developments where the HDS can be designed into the stormwater system and large areas of run-off can be directed to each unit. In dealing with existing storm drains, HDS products are less desirable because they require streets and sidewalks to be torn-up, drainage redirected, and construction equipment to retrofit the drain and install the units. Catch basin inserts, on the other hand, are relatively easy to install because they fit into existing storm drain catch basins and require little or no construction.

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

The primary vendors of HDS systems are: ConTech (CDS Technologies, Vortechs), Stormceptor and Baysaver Technologies.

•	Catch Basin Inserts. Competing products in this category include the following:

o	“DrainPac” by United Storm Water, Inc.
o	“StormBasin” by Fabco Industries
o	“Fossil Filter” and “Flow Guard” by Kristar
o	“Grate Inlet Skimmer Box” by Suntree Technologies
o	“Aqua Guard” by AquaShield
o	“Inceptor” by Stormdrain Solutions
o	“Hydrocartridge” by Advanced Aquatic Products
o	“Ultra HydroKleen” by Ultra Tech International

•	Ultra Violet Light (“UVL”). For customers seeking effective antibacterial treatment of stormwater, UVL offers a potential solution. However, the economics of these products are far different from catch basin inserts or other vault systems offered by AbTech Industries. Because UVL systems require electricity and expensive equipment, they are very costly to implement and maintain. Consequently, they are not a viable option for many municipalities. Furthermore, these systems become less effective in turbid waters. While AbTech Industries does not compete directly with UVL systems, such systems do provide an alternative to AbTech Industries’ antimicrobial Smart Sponge products.

Another solution for the treatment of stormwater is the use of water retention systems and other”green Infrastructure” solutions that are designed for infiltration of stormwater or redirection of such stormwater to areas where the water can be stored and allowed to naturally percolate into the ground without the use of any filtration technology or treatment system. These systems generally require a relatively large amount of land to be used effectively and therefore are often cost prohibitive or impractical where available land is scarce.

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

Competitive Position

AbTech Industries has a strong competitive position in the stormwater marketplace within the United States due to its product offerings and distribution relationship with WMI. There is significant competition for stormdrain insert filters in the marketplace, though AbTech has a competitive advantage due to the strength of its hydrocarbon absorption technology. This competitive advantage extends to customers such as industrial facilities, marinas/ports, airports, fueling stations, and any area where vehicle maintenance occurs. AbTech has a highly unique antimicrobial technology that requires EPA registration. Since the development of antimicrobial technology is complex, AbTech's approach is patented, and the EPA registration process is extensive and costly, there are high barriers to entry for competitors. This antimicrobial technology has enabled new engineering approaches towards water quality treatment. AbTech faces competitive forces from traditional approaches towards antimicrobial treatment. It is unclear whether AbTech's unique engineering and technology approach will gain significant market penetration. AbTech's distribution relationship with WMI is unique in the marketplace and provides AbTech with competitive advantages including customer access, the credibility of association with a large corporate distributor, and the potential to bring economies of scale in manufacturing, distribution and systems maintenance. AbTech's competitive position is thus greatly enhanced, but also dependent in part, upon WMI in the U.S. stormwater marketplace.

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

Intellectual Property, Research, and Development

Intellectual Property

Patents

AbTech Industries endeavors to protect the intellectual property it develops through its research and development efforts. The United States Patent Office has issued AbTech Industries and its subsidiary 17 patents related to the Smart Sponge technology and products. Additionally, three of the patent applications have been pursued internationally with patents issued in Australia, Canada, China, France, Great Britain, Italy, Japan, Korea, Mexico and Singapore. AbTech Industries intends to pursue patent protection for new patentable technologies that it develops. AbTech Industries’ success depends, in part, on its ability to maintain trade secrecy protection and operate without infringing on the proprietary rights of third parties. The following table lists the patents issued to the Company and their duration:

Patent Number	Issue Date	Expiration Date
US Pat. #5,863,440	1/25/1999	5/24/2016
US Pat. #6,344,519B1	2/5/2002	1/9/2018
US Pat. #6,099,723	8/8/2002	6/5/2018
US Pat. #6,080,307	6/27/2000	9/29/2018
US Pat. #6,106,707	8/22/2000	2/17/2019
US Pat. #6,541,569	4/1/2003	4/7/2018
US Pat. #6,143,172	11/7/2000	1/25/2019

Patent Number	Issue Date	Expiration Date
US Pat. #6,231,758	5/15/2001	8/22/2020
US Pat. #6,531,059	3/11/2003	11/3/2020
US Pat. #6,712,976B2	3/30/2004	9/13/2021
US Pat. #6,723,791B2	4/20/2004	12/31/2021
US Pat. #7,094,338B2	8/22/2006	2/21/2023
US Pat #7,048,878B2	5/23/2006	3/24/2023
US Pat. #7,125,823B2	10/4/2006	1/29/2024
US Pat. #7,229,560B2	6/12/2007	12/6/2024
US Pat. #7,229,559B2	6/12/2007	2/27/2024
US Pat. #7,066,023B2 (issued to subsidiary – Environmental Security Corporation)	6/27/2006	7/14/2024
Singapore Pat. #66582	6/20/2000	1/9/2018
Singapore Pat. #103019	7/31/2006	9/13/2022
Australia Pat. #732308	7/26/2001	1/9/2017
Australia Pat. #751991	12/19/2002	2/17/2019
Canada Pat. #2,277163	5/10/2005	1/9/2018/
Canada Pat. #2321108	5/26/2009	2/17/2019
China Pat. #ZL98801774.1	4/19/2006	1/9/2018
Mexico Pat. #232768	12/05/2005	1/9/2018
Korea Pat. #0593867	6/20/2006	1/9/2018
Japan Pat. #4164707	8/8/2008	1/9/2018
Japan Pat. #4470133	3/12/2010	2/17/2019
Japan Pat. #4478866	3/26/2010	9/13/2022
Italy Pat. #1073610B1	1/4/2009	2/17/2019
EEU Pat. #0973593 (France, Great Britain, Italy)	12/01/2004	1/9/2018

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

AbTech Industries maintains active development programs focused on the treatment and removal of heavy metals, , naturally occurring radioactive materials (NORMs) and phosphates from contaminated water.

AbTech Industries also has ongoing projects to evaluate Smart Sponge and other polymers to determine absorption performance under varying conditions and with a variety of contaminants. This testing not only provides independent verification of product performance but also allows AbTech Industries to provide more reliable information to customers about the product’s performance under various field conditions. In addition, AbTech Industries is evaluating various polymer combinations as the field of polymer science continues to evolve.

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

Manufacturing and Engineering

The polymer raw materials used by the Company to manufacture Smart Sponge are readily available from the petrochemical industry. These polymers are used extensively in other non-related consumer products, road paving materials and various component parts in the auto industry. The Company’s primary suppliers of these polymers are Harwick Standard Distribution Corp., LCY Elastomers, SK Global Chemicals and JS Tech, Ltd. The Company’s supplier of corrugated plastic used in the manufacture of UUFs is Numatech West (KMP) LLC. The antimicrobial agent used by the Company in manufacturing Smart Sponge Plus material is procured from Apollo Chemical Company and is available in sufficient quantities to meet anticipated demand.

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

Regulatory

In 2009, AbTech Industries filed an application with the EPA for registration of Smart Sponge Plus under the FIFRA. In July 2010, AbTech Industries received notice of a time-limited registration under FIFRA from the EPA that contained certain conditions requiring AbTech Industries to submit additional acute aquatic toxicity data regarding the active ingredient in Smart Sponge Plus to the EPA by July 1, 2011. Subsequently, and based on information provided by the third-party laboratory contracted to perform the additional studies, the EPA granted extensions of the time-limited registration to May 31, 2014. The Company has worked with the third-party laboratory and the EPA to develop the necessary protocols to satisfy the data requirements of the EPA. Based on this work, the Company has determined that the tests requested from the EPA, would produce data results of no scientific value, due to the physical properties of the materials involved. Accordingly, the Company has requested a waiver from the EPA for this data requirement. Provided that the EPA approves the Company’s request, the time-limited condition on the registration will be lifted and the registration will be effective without a time limitation. If the EPA does not approve the request and an additional extension of the registration is not granted, the registration would expire and the Company would not be able to sell Smart Sponge Plus products. However, the Company would be able to continue to sell regular Smart Sponge products that do not include the antimicrobial agent used in Smart Sponge Plus products. Under the time limited registration, the Company is allowed to sell its Smart Sponge Plus products for the intended uses with EPA approved labeling. The EPA registration number for Smart Sponge Plus is 86256-1.

Employees

As of March 26, 2014, we had 19 full-time employees. Six of these individuals are involved in sales and marketing; three in production; two in research and development, two in engineering and six in administrative functions.

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

The risk factors discussed below relate to our business and operations following the consummation of the Merger and, accordingly, relate primarily to Abtech Holdings and its subsidiaries, AbTech Industries and AEWS. As used in this “Risk Factors” section, the terms “Company,” “we,” our” and like words mean Abtech Holdings together with Abtech Industries, unless the context otherwise requires.

Risks Relating to Our Business

Our ability to generate revenue to support our operations is uncertain.

We are in the early growth stage of our business and have a limited history of generating revenues. We have a limited operating history upon which you can evaluate our potential for future success, and we are subject to the additional risks affecting early-stage businesses. Rather than relying on historical information, financial or otherwise, to evaluate our Company, you should evaluate our Company in light of your assessment of the growth potential of our business and the expenses, delays, uncertainties, and complications typically encountered by early-stage businesses, many of which will be beyond our control. Early-stage businesses in rapidly evolving markets commonly face risks, such as the following:

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

We have incurred net losses since our inception. The Company had a net loss of approximately $5.9 million during the fiscal year ended December 31, 2013. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. There can be no assurance that future operations will be profitable. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

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

The development and expansion of our business will require additional funds. In the future, we may seek additional equity or debt financing to provide capital for our Company. Such financing may not be available or may not be available on satisfactory terms. If financing is not available on satisfactory terms, we may be unable to expand our operations. While debt financing will enable us to expand our business more rapidly than we otherwise would be able to do, debt financing increases expenses and we must repay the debt regardless of our operating results. Future equity financings could result in dilution to our stockholders.

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

The Company has completed several debt financings and is subject to the normal risks associated with debt financing, including the risk that our cash flow will be insufficient to meet required payments of principal and interest and the risk that we will not be able to renew, repay, or refinance our debt when it matures or that the terms of any renewal or refinancing will not be as favorable as the existing terms of that debt. As of December 31, 2013, the Company had accrued interest payable of $36,062.

We have debt outstanding that is secured by all of the assets of the Company.

During 2013 and 2012, we issued Secured Notes that are secured by all of the assets of the Company, including its intellectual property. As of December 31, 2013, two Secured Notes with an aggregate principal amount of $3,500,000 remained outstanding. If we are unable to pay our obligations to our secured lenders, they could proceed against any or all of the collateral securing our indebtedness to them which could prevent the Company from continuing its operations in whole or in part.

You may suffer dilution if the Secured Notes are converted to common stock.

As of December 31, 2013, the Company had approximately $3.75 million of convertible notes outstanding that, if converted, would require the company to issue approximately 7.1 million shares of common stock. Such conversion would cause the percentage ownership of our current stockholders to be diluted.

Our independent auditors have expressed substantial doubt about the Company’s ability to continue as a going concern, which may hinder our ability to obtain future financing.

In their report dated March 28, 2014, our independent registered public accounting firm included an emphasis-of-matter paragraph with respect to our financial statements for the fiscal year ended December 31, 2013 concerning the Company’s assumption that we will continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of recurring losses from operations. To date, each of Abtech Holdings and AbTech Industries has only incurred net operating losses resulting in a significant accumulated deficit. Our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful. The Company plans to raise additional capital in the near term and is currently considering the various options available for raising such capital.

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

Failure by us or our partners to comply with current or future governmental regulations and quality assurance guidelines could lead to temporary manufacturing shutdowns, product recalls or related field actions, product shortages, or delays in product manufacturing. Specifically, with regard to the EPA’s conditional approval of the registration of our Smart Sponge Plus products under FIFRA, if we are unable to provide the additional information requested by the EPA prior to the prescribed due date of May 31, 2014, and are unable to obtain EPA approval of an extended due date, the EPA’s conditional approval of our registration of Smart Sponge Plus products under FIFRA will expire and the Company will not be able to sell Smart Sponge Plus products. However, the expiration of the conditional approval of Smart Sponge Plus products would not affect our ability to continue to sell the regular Smart Sponge products that do not include an antimicrobial agent. (see Item 1. “BUSINESS – Regulatory” on page 17 of this Annual Report on Form 10-K). Efficacy or safety concerns and/or manufacturing quality issues with respect to our products or those of our partners could lead to product recalls, fines, withdrawals, declining sales, and/or our failure to successfully commercialize new products or otherwise achieve revenue growth.

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

Although our common stock is quoted on the OTCQB under the symbol “ABHD,” there is a limited public market for our common stock. No assurance can be given that an active market will develop or that a stockholder will ever be able to liquidate its shares of common stock without considerable delay, if at all. Many brokerage firms may not be willing to effect transactions in the securities. Even if a purchaser finds a broker willing to effect a transaction in these securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Furthermore, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political, and market conditions, such as recessions, interest rates, or international currency fluctuations may adversely affect the market price and liquidity of our common stock.

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

We cannot predict the extent to which an active public market for our common stock will develop or be sustained. Our common shares are currently traded, but currently with low volume, based on quotations on the OTCQB, meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is still relatively unknown to stock analysts, stock brokers, institutional investors, and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that trading levels will be sustained.

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

We currently lease an administrative office of 6,066 square feet located at 4110 North Scottsdale Road, Suite 235, Scottsdale, Arizona 85251. The Company also leases a 13,000 square foot space for its manufacturing facility located at 3610-2 E. Southern Ave., Phoenix, AZ 85040. The Company’s AEWS Engineering subsidiary is located at 3100 Smoketree Court, Suite 1000, Raleigh, NC 27604 in a leased office space of 4,626 square feet. Our telephone number is (480) 874-4000.

ITEM 3.	LEGAL PROCEEDINGS.

On February 28, 2013, the Company filed a complaint (the “Complaint”) with the Superior Court of the State of Arizona against Arctech, Inc. (“Arctech”) arising from the Company’s License, Supply and Distribution Agreement with Arctech, dated June 6, 2012 (the “Agreement”). The Complaint claims that, due to fraudulent misrepresentations and omissions made by Arctech regarding the performance of their Humasorb technology, which technology is the subject of the Agreement, the Agreement should be declared null, void, unenforceable, and should be rescinded, such that the Company and Arctech should be placed in their respective positions prior to the execution of the Agreement. The Complaint also requests that the Company should be awarded damages and attorney’s fees in an amount to be determined at trial. Prior to filing the Complaint, the Company made payments of $75,000 to Arctech which, under the terms of the Agreement, were to be creditable against certain products and services to be provided to the Company by Arctech. On April 4, 2013, Arctech filed with the court a response to the complaint largely denying the Company’s claims and making certain counterclaims alleging that the Company had breached the Agreement by not making certain periodic payments to Arctech as specified in the Agreement, that Arctech had suffered damages of at least $220,000 as a result and that Arctech should be awarded damages, attorney’s fees, costs and interest in an amount to be determined at trial. The Company believes it has meritorious defenses and is aggressively defending its position regarding this matter. No estimated loss has been accrued in the accompanying financial statements as of December 31, 2013 and 2012, and all legal fees associated with the litigation are expensed as incurred in our results of operations as management deems the likelihood of the Company incurring a liability to not be probable.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is listed on the OTCQB under the symbol “ABHD.” Our common stock has been listed on the OTCQB or OTCBB since June 2010. Prior to that time, there was no public market for our common stock.

The table below sets forth, for the calendar quarters indicated, the high and low stock prices for our common stock as reported by NASDAQ.com. These quotations may represent prices between dealers without adjustment for retail markups, markdowns, or commissions and may not represent actual transactions.

	Sales Price of Common Stock
Quarter ended	High	Low
December 31, 2013	$0.60	$0.41
September 30, 2013	$0.75	$0.50
June 30, 2013	$0.76	$0.60
March 30, 2013	$0.88	$0.50
December 31, 2012	$1.15	$0.66
September 30, 2012	$0.98	$0.73
June 30, 2012	$0.90	$0.62
March 31, 2012	$1.05	$0.30

Stockholders

As of March 26, 2014 there were 172 stockholders of record of our common stock and approximately 2,600 additional “street name” holders whose shares are held of record by banks, brokers and other financial institutions. Our transfer agent is Worldwide Stock Transfer, LLC. The transfer agent’s address is1 University Plaza, Suite 505, Hackensack, NJ 07601.

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

Securities authorized for issuance under equity compensation plans

The following table provides information regarding securities issued under the Company’s 2012 Incentive Stock Plan under which equity securities of the Company are authorized for issuance. The 2012 Incentive Stock Plan was approved by stockholders of the Company at its annual meeting of stockholders on May 17, 2012. Features of the 2012 Incentive Stock Plan are described in NOTE 11 to the Financial Statements (see page F-18 of this report).

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	9,774,863	$0.58	673,206
Equity compensation plans not approved by security holders	-	-	-
Total	9,774,863	$0.58	673,206

Purchases of Equity Securities by the Issuer and Affiliated Purchases

There were no issuer purchases of our equity securities during the fiscal year ended December 31, 2013.

ITEM 6.	SELECTED FINANCIAL INFORMATION.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

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

Management is focused on establishing the Company as a reliable provider of water treatment solutions in the emerging markets for the treatment of stormwater, produced water and other industrial water applications. The Company is incurring significant costs as it seeks to gain traction in these markets and position itself with validated treatment solutions that, if accepted and adopted by the market, can generate significant revenues in the future. The Company’s operations reflect limited historical sales revenue as the Company attempts to engage is those business development activities that management believes have the greatest opportunity to generate future revenues. Key factors affecting the Company’s results of operations during the periods covered in this section include revenues, cost of revenues, operating expenses and income, and taxation.

The consolidated financial statements of Abtech Holdings included in this Annual Report on Form 10-K represent a continuation of the financial statements of AbTech Industries, with one adjustment, which is to retroactively adjust the legal capital of AbTech Industries to reflect the legal capital of Abtech Holdings. See Note 1 of the December 31, 2013 Notes to Consolidated Financial Statements on page F-7 of this Annual Report on Form 10-K.

Results of Operations

We generate revenues by selling water filtration products and services related to the treatment of contaminated water so that such water can either be discharged or reused. All of our current products include some form of Smart Sponge filtration media, which we manufacture. Our products include a variety of designs and sizes to effectively address many applications where water treatment is needed. In addition, through our subsidiary AEWS, we provide engineering services related to the design and operation of water treatment systems. In 2013, Smart Pak products, UUF products, and engineering services accounted for approximately 35%, 30% and 13%, respectively, of total revenues. We sell our products to distributors, contractors, OEM manufacturers and end-users.

Comparison of the years ended December 31, 2013 and 2012

Revenue

Revenues in 2013 of $461,296, decreased by approximately 35% compared to revenues of $716,691 in 2012. The significant sales growth expected by the Company in 2013 was delayed by the continued effects of a worldwide economic downturn, municipal funding issues that stalled many projects, unexpected delays with new product developments and challenges encountered in setting up public private partnerships (“P3s”) for large municipal projects. Going forward the Company continues to expect significant sales growth as economic conditions improve, programs for public private partnerships are further developed and replicated, and opportunities to expand into new markets for produced water and other industrial applications of the Smart Sponge technology are pursued. In October 2013, the Company signed a not-to-exceed $12 million contract for a stormwater project in Nassau County, NY. This project generated approximately $55,000 of service revenue for the Company in 2013. We expect the large majority of the revenue related to this contract to be recognized in 2014 (beginning in the late second quarter of the year) with approximately $500,000 being recognized in 2015 and 2016 for the maintenance and monitoring components of the contract. The Company is actively pursuing other similar projects on the east coast of the United States with municipalities seeking to repair stormwater systems damaged by hurricane Sandy in 2011 or otherwise upgrade stormwater handling systems. The Company’s major distributor in the stormwater market, Waste Management, Inc. (“WMI”) continues to work with the Company to establish large municipal projects using P3 programs and other structures to facilitate the funding of such projects for municipalities. However, these programs are proving to take much longer to develop and get approved than previously anticipated and the Company has not yet closed on any significant projects with WMI. The Company believes that the opportunity to generate significant new revenues in this area continue to be worth pursuing and plans to continue its efforts with WMI to gain market acceptance with municipal customers.

In 2013, a project on the east coast of the United States to expand a prior installation of Smart Sponge products accounted for approximately15% of sales revenue. A foreign distributor and the Nassau County project accounted for approximately 13% and 12%, respectively, of 2013 revenues.

Gross Margins

The decrease in the gross margin from approximately 32% in 2012 to 12% in 2013 reflects the significant excess capacity costs the Company must absorb into cost of revenues when production quantities fall below optimal levels. If the Company can spread the overhead costs of operating the manufacturing facility over a larger base of produced products, the margins would be expected to improve significantly. Our current manufacturing facility is capable of producing approximately 75,000 pounds of Smart Sponge material per month. We estimate that this amount of Smart Sponge material could generate $10-20 million in revenue per year at current product prices. This revenue estimate is dependent on the mix of products actually sold and the portion of sales at distributor versus retail prices. We operated at approximately 2% and 3% of manufacturing capacity in 2013 and 2012, respectively. We do not currently have plans to reduce excess manufacturing capacity, and we anticipate that the excess capacity will continue to adversely affect gross margins for at least a portion of 2014. We are also exploring alternative manufacturing procedures that could significantly increase the production capacity of our existing facility.

Since AbTech has evolved its business model to capture a greater portion of the value chain through a program management and total solutions approach, the Company's gross margin expectations will vary depending on whether a contract falls under this new model or under the traditional product sales model. As described, the Company expects to see continually increasing margins for its product sales as it expands its volume to realize economies of scale. AbTech's comprehensive storm water program offering, which includes the Nassau County project, is expected to realize blended gross margin rates that vary from, at the low end, that of a typical Engineering, Procurement, and Construction Management contractor, to at the high end, double or triple such margin levels depending on the incorporation of AbTech technologies (that have higher margins within them and thus increase AbTech's overall profitability within a given project.) AbTech's Nassau County project is viewed internally by AbTech as a highly significant initial project under contract in the municipal stormwater programs/infrastructure market sector. As AbTech executes additional similar projects, the Company expects to increase its margins (including as a program management firm/contractor).

The polymers we use to manufacture Smart Sponge material are produced by the petrochemical industry and use crude oil as a primary raw material. Accordingly, fluctuations in the price of crude oil can have a direct and significant impact on the cost of the polymers we use. For example, in a prior year, we purchased an additional stock of one of these polymers at a price that was 2.1 times the cost of the previous purchase of this same polymer. Before this price increase, the cost of these polymers represented approximately 5.1% of the list selling price of a typical UUF (2.5% for antimicrobial version) and approximately 6.3% of the list selling price of a typical Smart Pak insert (3.1% for antimicrobial version). After the price change, the cost of polymers as a percentage of list selling price increased to 9.2% for UUFs (4.5% for antimicrobial version) and 11.5% for Smart Pak inserts (5.7% for antimicrobial version). These percentages vary by product sold depending on the size of the product and the amount of Smart Sponge media used in the product. The Company establishes its list selling prices taking into consideration the cost of the component materials (including polymers), competitive factors and other market conditions. The cost of the polymers used in the Smart Sponge products accounted for approximately 18% and 17.0% of the total cost of revenues in 2013 and 2012, respectively. While the Company has no contractual right to pass along fluctuations in raw material costs to customers, it does have the right to change selling prices from time to time by giving distributors 30 days advance notice.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $176,000 (4%) in 2013 compared to 2012. While the overall increase in such expenses was small from 2012 to 2013, there were several significant changes in the component costs. Payroll and employee benefit expenses increased by approximately $232,000 in 2013 reflecting the full-year staffing of AEWS in 2013 and a higher average staffing level at AbTech Industries during 2013. The Company also increased its use of consultants and advisors with expenses for these services increasing by approximately $262,000 in 2013 compared to 2012. These cost increases were largely offset in 2013 by a decrease in the costs for stock-based compensation, public relations and government affairs. Stock-based compensation expense, which decreased by $282,000 in 2013, was unusually high in 2012 as a result of the vesting in 2012 of a block of stock options granted to directors of the Company. Public relations and government affairs costs dropped by approximately $221,000 in 2013 as the Company reduced its activities in these areas to reduce cost.

Research and development expenses

The Company’s primary R&D focus in 2013 and 2012 has been new products using the Smart Sponge technology in applications for the treatment of produced water, and other industrial applications. In both years these efforts involved a significant amount of product testing in the lab and in the field with corresponding costs for personnel (employees and consultants), fees for lab analysis, equipment rental and travel costs. Total R&D costs were approximately $126,000 higher in 2013 than 2012, primarily due to approximately $109,000 of costs associated with stormwater research projects conducted through North Carolina State University. In the first quarter of 2014, the Company initiated a field test of a water treatment unit designed and developed during 2013 for the oil & gas industry. The Company expects to spend in excess of $100,000 on this project in 2014 to field validate the efficacy of the Company’s technology in the oil and gas industry.

Other income (expense)

Interest expense decreased from $4,189,707 in 2012 to $144,195 in 2013. The various components of interest expense that accounted for the decrease are summarized in the table below:

Interest Components		2013	2012
1.	Interest accrued on notes outstanding and other finance charges.	$94,576	$694,906
2.	Amortization of the note discount created by the bifurcation of the warrant value at the time the convertible promissory notes were issued.	16,634	1,357,134
3.	Interest imputed on promissory notes issued with beneficial conversion terms.	10,477	1,200,433
4.	Amortization of the deferred financing costs related to the private offerings in which the convertible promissory notes were sold.	22,508	937,234
	TOTAL INTEREST EXPENSE	$144,195	$4,189,707

Other income includes a loss of $944,291 for 2012 on the valuation of the warrant liability. The warrant liability represents the estimated fair value of certain bifurcated warrants issued in conjunction with Secured Notes sold by the Company during 2011 and 2012. During 2012, the Company revalued this warrant liability at each balance sheet date using the Black-Scholes valuation model. Any change in value was recorded as a gain/loss on valuation of warrant liability. As of December 31, 2012, the entire balance of the warrant liability had been reclassified to additional paid-in capital. Consequently, these warrants no longer require revaluation at each balance sheet date and did not impact other income in 2013.

Liquidity and Capital Resources

Liquidity

The Company had working capital of approximately $85,000 and $645,000 at December 31, 2013 and 2012, respectively. In December 2013, the Company received proceeds of $3,500,000 from the sale of secured promissory notes. From these proceeds, the Company used approximately $1.5 million to repay short-term debt that was approaching its maturity date.

To date, the Company has not generated sufficient revenue to cover its operating costs and continues to operate with negative cash flow. At December 31, 2013, our cash balance was $1,212,984, representing only approximately 3 months of historical negative cash flows from operations. While we expect to achieve significant sales growth over the long-term, continued negative cash flow from operations is expected in the short term.

The Company will require additional capital to maintain current operations if sales growth does not occur as anticipated. In addition, rapid growth may require the Company to enter into working capital financing arrangements. The Company currently has no such financing commitments in place. In March 2014, the Company raised an additional $875,000 from the sale of short-term secured promissory notes (non-convertible).

Operations in 2013 and 2012 were funded primarily by proceeds from the issuance of (i) promissory notes and warrants, (ii) convertible secured and unsecured promissory notes and warrants and (iii) ABHD common stock. These net proceeds amounted to $5,270,000 in 2013 and $6,270,337 in 2012.

In April 2013, the Company facilitated a transaction (the “Transaction”) wherein a group of new investors purchased eleven outstanding convertible promissory notes (the “Notes”) issued by the Company’s subsidiary, AbTech. The Notes were all non-interest bearing with an aggregate principal amount of $1,856,000 and maturity dates ranging from March 31, 2013 to May 11, 2014. The investors purchased the notes, immediately exercised the Notes’ original conversion feature converting the Notes into shares of Series A preferred stock of AbTech Industries, Inc. and then further converted the shares of Series A preferred stock into shares of the Company’s common stock as provided for in the terms of the 2011 Merger with AbTech. No cash was paid or received by the Company in connection with this Transaction. As a result of the Transaction, the Company reduced its outstanding convertible debt by $1,856,000 and issued 2,649,640 shares of its common stock.

At December 31, 2013, the principal amount of debt outstanding was $4,349,564 compared to $2,441,181 at December 31, 2012. Approximately $750,000 of this debt will become due in 2014. In the event that the holders of these notes are unwilling to extend the maturity dates of the notes, the Company may attempt to raise additional capital in 2014 to repay the notes when they become due. Unpaid interest accrued on notes payable as of December 31, 2013 was $36,062 compared to $28,676 at December 31, 2012.

Our balance sheet at December 31, 2013, shows approximately $403,000 of inventory. We anticipate that a financing facility, secured by inventory and accounts receivable, will be a likely means the Company will use to finance inventory and accounts receivable if the Company experiences rapid sales growth. The Company does not currently have such a facility in place and there is no assurance that such a facility can be secured when needed. The current debt outstanding that is secured by the assets of the Company, allows the Company to pursue this type of financing without violating the security interests of the debt holders. At December 31, 2013, AbTech Industries had customer deposits of $43,192 representing prepayments by certain customers for future product orders. Future sales to these customers will not generate positive cash flow until the prepayments are depleted.

In 2013, the Company entered into an agreement (the “Investment Agreement” or “Equity Line of Credit”) with Dutchess Opportunity Fund, II, LP (“Dutchess”) whereby Dutchess is irrevocably committed to purchase up to $2 million of ABHD common stock from the Company over the course of 36 months. The aggregate number of shares issuable by the Company and purchasable by Dutchess under the Investment Agreement is limited by the dollar amount sold, in this instance no more than $2 million, and will depend upon the trading price of the Company’s shares. The purchase price will be set at ninety-seven percent (97%) of the lowest daily volume weighted average price of the Company’s common stock during the five consecutive trading days beginning on the date of the applicable put. The Company may draw on the Equity Line of Credit from time to time, as and when it determines appropriate in accordance with the terms and conditions of the Investment Agreement. The Company has no obligation to utilize the full amount available under the Equity Line of Credit. As of December 31, 2013, the Company had made no draws on the Equity Line of Credit.

Operating Activities

The Company had negative cash flow from operations in 2013 of approximately $5.1 million compared to negative cash flows from operations of $4.8 million in 2012. The increase in negative operating cash flow from 2012 to 2013 is primarily the result of the decrease in revenue and the corresponding reduction of gross margin contribution of approximately $174,000 in 2013. The increase in negative cash flow in 2013 was also the result of increased operating expenses in 2013, as discussed above under “Results of Operations,” Although the full impact of the decrease in gross margin and the increase in operating expenses was partially offset by an increase in accounts payable of approximately $421,000 during 2013. The Company’s negative cash flow from operations in 2013 and 2012 is the result of the Company incurring the costs of developing and marketing its products in various targeted markets in advance of the expected resultant sales revenues. The Company believes that as distribution channels mature, economic conditions improve and targeted market applications are proven and accepted, the Company will be able to generate sufficient revenue to generate positive cash flow from operations, but can provide no such assurances.

Investing Activities

The Company had capital expenditures of $17,149 in 2013 and $36,633 in 2012. As of December 31, 2013, the Company had no commitments for future capital expenditures. However, if the Company is successful in achieving significant sales growth in 2014, it may need to expand its manufacturing capacity or outsource some of its manufacturing. The Company believes that developing activities with distributors and new market opportunities for its products make such sales growth possible in 2014 and that such growth may cause the Company to exceed its current manufacturing capacity by the end of 2014. Accordingly, the Company is currently considering options for expanding manufacturing capacity with additional equipment and improved production efficiencies or outsourcing some of its manufacturing.

Financing Activities

Net cash provided by financing activities for the years ended December 31, 2013 and 2012 amounted to $3,760,644 and $5,988,788, respectively. The net cash provided by financing activities for the year ended December 31, 2013 includes proceeds of $5,270,000 which is all related to debt financing in the form of promissory notes, convertible promissory notes, secured convertible promissory notes, and warrants issued with some of the notes. In December 2013, the Company repaid in full various promissory notes with an aggregate principal amount of $1,500,000 and accrued interest of approximately $43,000.

Going Concern and Management’s Plans

The accompanying December 31, 2013 consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As discussed in Note 2 to the accompanying December 31, 2013 consolidated financial statements, we have not achieved a sufficient level of revenues to support our business and have suffered substantial recurring losses from operations since our inception, resulting in a significant accumulated deficit. These factors raise substantial doubt about the Company’s ability to continue operations as a going concern. As such, the Company’s independent registered public accounting firm, in their report dated March 28, 2014, included an emphasis-of-matter paragraph with respect to our financial statements for the fiscal year ended December 31, 2013 concerning the Company’s assumption that we will continue as a going concern. The accompanying December 31, 2013 consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustment that might be necessary should the Company be unable to continue as a going concern. Management believes that the Company’s ability to continue as a going concern will be dependent on its ability to raise additional capital and/or generate significant sales growth in the short term. The Company’s ability to achieve these objectives cannot be determined at this time. Management’s plans in regard to these matters are described in Note 2 to the accompanying December 31, 2013 consolidated financial statements. If the Company is unable to raise additional capital and/or generate significant sales growth in the near term there is a risk that the Company could default on debt maturing during 2014, and could be required to significantly reduce the scope of its operations if no other means of financing operations are available.

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

Fair value of warrant liability and note discount

The Company bifurcates the value of warrants sold with promissory notes when the warrants meet the characteristics of a derivative. This bifurcation results in the establishment of a warrant liability and a corresponding note discount in the same amount. The warrant liability is originally valued, and subsequently revalued, at each valuation date using the Black-Scholes valuation model because there is no market price available for the warrants. This model uses estimates of volatility, risk free interest rate and the expected term of the warrants, along with the current market price of the Company’s common stock, to estimate the value of the outstanding warrants. The value of these warrants can change significantly as the market price of the underlying common stock changes. At each valuation date, this could result in a gain or loss depending on the change in the market price of the stock, among other factors, from one valuation date to the next. The Company recognized such a loss of $(944,291) for the year ended December 31, 2012. When a warrant expires, is exercised or is no longer considered a derivative because the factors that caused the warrant to be characterized as a derivative have changed or expired, the warrant is revalued as of such date and the corresponding value is reclassified to additional paid in capital. During 2012, the Company reclassified as additional paid-in capital warrant liability amounts of $337,772 for warrants that had been exercised and $2,239,242 for warrants that no longer met the characteristics of a derivative.

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

Inventory valuation

The Company’s inventory is stated at the lesser of cost or market, with cost computed on an average cost method which approximates the first-in first-out basis. Provision is made for obsolete, slow-moving or defective items where appropriate.. This estimated valuation requires that management make certain judgments about the likelihood that specific inventory items may have minimal or no realizable value in the future. These judgments are based on the current quantity of the item on hand compared to historical sales volumes, potential alternative uses of the products and the age of the inventory item.

Revenue recognition and allowance for doubtful accounts

There are four factors that the Company uses to determine the appropriate timing of the recognition of revenue. Three of these factors (evidence of arrangement exists, delivery occurs and fee is fixed or determinable) are generally factual considerations that are not subject to material estimates or assumptions. With regard to projects where revenue is earned for a variety of tasks including design, installation and maintenance activities, the Company accounts for the project using the percentage-of-completion method and makes estimates of the completion percentages based on the cost actually incurred to complete each project task. The fourth factor involves judgment regarding the collectability of the sales price. The Company only ships product when it has reasonable assurance that it will receive payment from the customer. When such assurance is not available, the Company will require payment in advance. The assessment of a customer’s credit-worthiness is reliant on management’s judgment regarding such factors as previous payment history, credit rating, credit references and market reputation. If any sales are made that ultimately become uncollectible, the Company charges the uncollected amount against a reserve for uncollectible accounts. This reserve is established and adjusted from time to time based on management’s assessment of each outstanding receivable and the likelihood of it being collected.

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

The following table summarizes the weighted average of fair value and the significant assumptions used in applying the Black-Scholes model for options granted in 2013 and 2012:

	2013	2012
Weighted average of fair value for options granted	$0.30	$0.36
Weighted average assumptions used:
Expected dividend yield	0.0%	0.0%
Expected volatility	70.7%	85.0%
Risk-free interest rate	2.26%	0.7%
Expected life (in years)	4.2	2.3

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

Accounting for conversion options and imputed interest

The convertible promissory notes issued by the Company provide the note holders an option to convert the notes into the Company’s common stock at a set price. The value of these options has not been bifurcated from the value of the related notes because management has determined that such bifurcation is not required under generally accepted accounting principles due to the specific terms of the conversion option and management’s estimate that the underlying shares would not be readily convertible into cash. However, whenever such conversion options represent a right to convert at a price that is less than the market price at the date of issuance, the Company imputes the value of such beneficial conversion feature and charges it to interest expense over the term of the notes.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework 1992. We have concluded that our internal control over financial reporting was effective as of December 31, 2013.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission.

March 31, 2014

Glenn R. Rink	Lane J. Castleton
President, Chief Executive Officer	Vice President, Treasurer, Chief Financial Officer

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2013, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

There were no items requiring reporting on Form 8-K that were not reported on Form 8-K during the fourth quarter of the year covered by this Form 10-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item will be set forth in the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders or in a subsequent amendment to this report. All such information that is provided in the Proxy Statement is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this item will be set forth in the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders or in a subsequent amendment to this report. All such information that is provided in the Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be set forth in the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders or in a subsequent amendment to this report. All such information that is provided in the Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item will be set forth in the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders or in a subsequent amendment to this report. All such information that is provided in the Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item will be set forth in the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders or in a subsequent amendment to this report. All such information that is provided in the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES.

(a)	Financial Statements and Financial Statement Schedules

(1)	Financial Statements are listed in the Index to Financial Statements on page F-1 of this report.

(b)	Exhibits

2.1	Agreement and Plan of Merger, dated July 17, 2010, by and among the Registrant, Abtech Merger Sub, Inc., and AbTech Industries, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the SEC on July 22, 2010)

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated September 17, 2010, by and among the Registrant, Abtech Merger Sub, Inc., and AbTech Industries, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the SEC on September 22, 2010).

3.1	Certificate of Incorporation (incorporated by reference to the Registrant’s Registration Statement on Form SB-2 filed on July 27, 2007, Registration No. 333-144923)

3.2	Articles of Incorporation (incorporated by reference to the Registrant’s Registration Statement on Form SB-2 filed on July 27, 2007, Registration No. 333-144923)

3.3	Bylaws (incorporated by reference to the Registrant’s Registration Statement on Form SB-2 filed on July 27, 2007, Registration No. 333-144923)

3.4	Amendment to Articles of Incorporation (incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the SEC on June 16, 2010)

4	Stock Specimen (incorporated by reference to the Registrant’s Registration Statement on Form SB-2 filed on July 27, 2007, Registration No. 333-144923)

10.1	Transfer Agent Agreement (filed as Exhibit 10.1 to our Annual Report on Form 10-K filed on March 30, 2012 and incorporated herein by reference.)

10.2	Employment Agreement dated May 13, 2009, by and between Glenn R. Rink and AbTech Industries, Inc. (filed as Exhibit 10.2 to our current report on Form 8-K filed on February 14, 2011 and incorporated herein by reference)

10.3	Employment Agreement dated May 13, 2009, by and between Lane J. Castleton and AbTech Industries, Inc. (filed as Exhibit 10.3 to our current report on Form 8-K filed on February 14, 2011 and incorporated herein by reference)

10.4	Form of Indemnification Agreement between Abtech Holdings, Inc. and each member of its Board of Directors. (filed as Exhibit 10.4 to our current report on Form 8-K filed on February 14, 2011 and incorporated herein by reference)

10.5	Independent Contractor Agreement dated May 1, 2010, by and between Gordon Brown and AbTech Industries, Inc. (filed as Exhibit 10.5 to our current report on Form 8-K filed on February 14, 2011 and incorporated herein by reference)

10.6	AbTech Industries, Inc. 2007 Stock Plan (filed as Exhibit 10.6 to our current report on Form 8-K filed on February 14, 2011 and incorporated herein by reference)

10.7	Form of AbTech Industries, Inc. 2007 Incentive Stock Option Agreement (filed as Exhibit 10.7 to our current report on Form 8-K filed on February 14, 2011 and incorporated herein by reference)

10.8	Form of AbTech Industries, Inc. 2007 Non-qualified Stock Option Agreement (filed as Exhibit 10.8 to our current report on Form 8-K filed on February 14, 2011 and incorporated herein by reference)

10.9	Form of AbTech Industries, Inc. Warrant Agreement (filed as Exhibit 10.9 to our current report on Form 8-K filed on February 14, 2011 and incorporated herein by reference)

10.10*	Contract for Services, dated October 8, 2013, between AbTech Industries, Inc., and Nassau County, a municipal corporation acting on behalf of the County Department of Public Works (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on November 14, 2013 and incorporated herein by reference)

10.11*	Form of Secured Convertible Promissory Note and Warrant issued in the private placement that closed on December 6, 2013.

21	List of Subsidiaries (filed as Exhibit 21 to our Annual Report on Form 10-K filed March 30, 2012 and incorporated herein by reference)

24.1	Power of Attorney (See Signature Page)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32**	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed Herewith
**	Furnished Herewith
***	Furnished herewith. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABTECH HOLDINGS, INC.

Date: March 31, 2014	By:	/s/ Glenn R. Rink
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

Date: March 31, 2014	By:	/s/ Glenn R. Rink
Glenn R. Rink
Chief Executive Officer,
President and Director

Date: March 31, 2014	By:	/s/ Lane J. Castleton
Lane J. Castleton
Chief Accounting Officer, Chief Financial
Officer, Vice President, Secretary and
Treasurer

Date: March 31, 2014	By:	/s/ Olivia H. Farr
Olivia H. Farr, Director

Date: March 31, 2014	By:	/s/ David Greenwald
David Greenwald, Director

Date: March 31, 2014	By:	/s/ A. Judson Hill
A. Judson Hill, Director

Date: March 31, 2014	By:	/s/ William C. McCartney
William C. McCartney, Director

Date: March 31, 2014	By:	/s/ Karl Seitz
Karl Seitz, Director

Date: March 31, 2014	By:	/s/ Jonathan Thatcher
Jonathan Thatcher, Director, Vice President
and Chief Operating Officer

ABTECH HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED

DECEMBER 31, 2013 AND 2012

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of

Abtech Holdings, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Abtech Holdings, Inc. and subsidiaries as of December 31, 2013 and 2012 and the related consolidated statements of operations, stockholders’ equity (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Abtech Holdings, Inc. and subsidiaries at December 31, 2013 and 2012, and the results of its operations, stockholders’ equity (deficiency), and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Semple, Marchal & Cooper, LLP

Certified Public Accountants

Phoenix, Arizona

March 28, 2014

ABTECH HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31,

	2013	2012
ASSETS
Current assets
Cash and cash equivalents	$1,212,984	$2,543,898
Accounts receivable – trade, net	178,307	74,180
Inventories, net	403,439	397,804
Deferred charges, net	109,721	10,128
Prepaid expenses and other current assets	33,194	14,077
Total current assets	1,937,645	3,040,087

Fixed assets, net	60,423	72,981
Security deposits	33,940	33,940
Deferred charges, net	105,389	4,892
Total assets	$2,137,397	$3,151,900

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities
Accounts payable	$688,469	$263,379
Accounts payable – related party	5,911	10,136
Loans from shareholders	9,000	9,000
Notes payable	500,000	-
Convertible promissory notes, net of discounts	250,000	620,000
Convertible promissory notes – related party, net of discounts	-	1,185,000
Capital lease obligation – current portion	3,927	3,739
Customer deposits	43,192	41,584
Accrued interest payable	36,062	28,676
Accrued expenses	315,724	233,282
Total current liabilities	1,852,285	2,394,796

Due to related party	90,564	96,181
Convertible promissory notes – noncurrent portion, net of discounts	2,996,237	6,000
Convertible promissory notes – related party – noncurrent portion	-	525,000
Capital lease obligation – noncurrent portion	2,727	6,654
Total liabilities	4,941,813	3,028,631

Commitments and contingencies

Stockholders’ equity (deficiency)
Common stock, $0.001 par value; 300,000,000 authorized shares; 67,883,879 and 64,638,372 shares issued and outstanding at December 31, 2013 and 2012, respectively	67,883	64,638
Additional paid-in capital	43,372,392	40,372,764
Non-controlling interest	(2,151,627)	(1,814,388)
Accumulated deficit	(44,093,064)	(38,499,745)
Total stockholders’ equity (deficiency)	(2,804,416)	123,269
Total liabilities and stockholders’ equity (deficiency)	$2,137,397	$3,151,900

The accompanying notes are an integral part of these consolidated financial statements.

ABTECH HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31,

	2013	2012

Net revenues	$461,296	$716,691

Cost of revenues	407,230	488,281
Gross profit	54,066	228,410

Operating expenses:
Selling, general and administrative	4,863,003	4,687,011
Research and development	978,214	851,999
Total operating expenses	5,841,217	5,539,010

Operating loss	(5,787,151)	(5,310,600)

Other income (expense):
Interest expense	(144,195)	(4,189,707)
Gain (loss) on valuation of warrant liability	-	(944,291)
Other income (expense)	788	27,955
Total other income (expense), net	(143,407)	(5,106,043)

Net loss before income taxes	(5,930,558)	(10,416,643)

Provision for income taxes	-	-
Net loss	(5,930,558)	(10,416,643)
Net loss attributable to non-controlling interest	(668,554)	(596,315)
Net loss attributable to controlling interest	$(5,262,004)	$(9,820,328)

Basic and diluted loss per common share	$(0.08)	$(0.19)

Basic and diluted weighted average number of shares outstanding	66,894,023	52,567,978

The accompanying notes are an integral part of these consolidated financial statements.

ABTECH HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

	Common Stock		Additional paid-in	Accumulated	Non- controlling
	Shares	Amounts	capital	deficit	interest	Total
Balance at December 31, 2011	47,160,435	$47,160	$24,651,344	$(28,223,385)	$(1,674,105)	$(5,198,986)
Shares issued for conversion of debt	10,727,005	10,727	7,335,863			7,346,590
Stock-based compensation expense			704,524			704,524
Shares issued for cash	4,840,832	4,841	3,445,497			3,450,338
Shares issued for exercise of warrants	509,848	510	219,489			219,999
Value of warrant liability reclassified to additional paid-in capital			2,577,014			2,577,014
Shares issued for services	300,000	300	239,700			240,000
Beneficial conversion feature of new debt			1,200,433			1,200,433
Preferred shares of subsidiary converting to common stock	1,100,252	1,100	(1,100)	(456,032)	456,032	-
Net loss				(9,820,328)	(596,315)	(10,416,643)
Balance at December 31, 2012	64,638,372	64,638	40,372,764	(38,499,745)	(1,814,388)	123,269
Shares issued for conversion of debt	2,702,119	2,702	1,890,034			1,892,736
Stock based compensation expense			338,223			338,223
Value of warrants issued with debt			243,439			243,439
Shares issued for exercise of warrants	136,912	137	(137)			-
Shares issued for services	300,000	300	201,900			202,200
Beneficial conversion feature of new debt			326,275			326,257
Preferred shares of subsidiary converting to common stock	106,476	106	(106)	(331,315)	331,315	-
Net loss				(5,262,004)	(668,554)	(5,930,558)
Balance at December 31, 2013	67,883,879	$67,883	$43,372,392	$(44,093,064)	$(2,151,627)	$(2,804,416)

The accompanying notes are an integral part of these consolidated financial statements.

ABTECH HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

	2013	2012
Operating Activities
Net loss	$(5,930,558)	$(10,416,643)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	29,707	24,737
Common stock issued for services rendered	202,200	240,000
Stock-based compensation expense	338,223	704,524
Interest related to beneficial conversion feature	10,477	1,200,433
Note discount amortized as interest	16,634	1,357,134
Deferred charges expensed as interest	22,508	937,234
Loss on change in fair value of warrant liability	-	944,291
Changes in operating assets and liabilities:
Accounts receivable, net	(104,127)	36,022
Inventories, net	(5,635)	130,205
Prepaid expenses and other current assets	(19,117)	23,911
Deferred charges, net	(183,759)	(258,181)
Security deposits	-	(15,963)
Accounts payable	420,865	(240,067)
Customer deposits	1,608	3,079
Accrued interest payable	44,122	424,033
Accrued expenses	82,442	110,492
Net cash used in operating activities	(5,074,410)	(4,794,759)

Investing Activities
Purchases of fixed assets	(17,149)	(36,633)
Net cash used in investing activities	(17,149)	(36,633)

Financing Activities
Proceeds from issuance of common stock	-	3,670,337
Repayment of borrowings	(1,500,000)	(275,000)
Proceeds from notes payable	5,270,000	2,600,000
Repayments under capital lease obligation	(3,739)	(1,206)
Net decrease in due to related party	(5,616)	(5,343)
Net cash provided by financing activities	3,760,645	5,988,788

Net change in cash and cash equivalents	(1,330,914)	1,157,396
Cash and cash equivalents at beginning of period	2,543,898	1,386,502
Cash and cash equivalents at end of period	$1,212,984	$2,543,898

Supplemental cash flow information:
Cash paid for interest	$43,169	$270,586
Cash paid for income taxes	$-	$-
Noncash investing and financing activities:
Common stock issued for conversion of debt, including accrued interest	$1,892,736	$7,346,590
Common stock, warrants and options issued for services	$202,200	$240,000
Unamortized portion of debt discount	$503,763	$-
Beneficial conversion feature recorded to additional paid-in capital	$326,275	$1,200,433
Purchase of fixed assets financed under a capital lease obligation	$-	$11,599
Warrant liability reclassified to paid-in capital	$-	$2,577,014
Issuance of warrant liability	$-	$1,133,747

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

AbTech Industries, Inc. (“AbTech”), a Delaware corporation with an authorized capital of 15,000,000 shares of $0.01 par value common stock and 5,000,000 shares of $0.01 par value preferred stock, was acquired by ABHD in a reverse acquisition transaction (the “Merger”) on February 10, 2011. The preferred stockholders of AbTech Industries that elected to not convert and exchange their shares for ABHD common shares represent the non-controlling interest shown on the Consolidated Balance Sheets as of December 31, 2013 and 2011. These consolidated financial statements of the Company represent a continuation of the financial statements of AbTech, with one adjustment, which is to retroactively adjust the legal capital of AbTech to reflect the legal capital of ABHD. Comparative information presented in these consolidated financial statements also has been retroactively adjusted to reflect the legal capital of the Company, except that the number of shares of preferred stock of AbTech outstanding prior to the Merger are shown as the actual number of shares of preferred stock outstanding.

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

In May, 2012, the Company formed a new subsidiary, AEWS Engineering, LLC (“AEWS”), an independent civil and environmental engineering firm, established to provide engineering and technology innovation to the water infrastructure sector. AEWS is owned 80% by the Company and 20% by Bjornulf White, the President of AEWS and Executive Vice President of AbTech. Under the AEWS operating agreement, the Company will fund the initial start-up costs of AEWS. Any future profits will be allocated first to those members that have funded prior losses (AbTech) and then to members in proportion to their membership interests. Accordingly, the operations of AEWS for the periods reflected in these condensed consolidated financial statements are allocated 100% to the Company. AEWS has an office located in Raleigh, North Carolina and its operations since inception have been focused on setting up the business and pursuing new business development activities.

AbTech’s wholly-owned subsidiary, Environmental Security Corporation (“ESC”), was formed by the Company in 2003 to develop a sensor array technology designed to detect impurities in water flows. ESC owns a U.S. patent on this technology and has acquired rights to another monitoring technology, but otherwise had no operations during either 2013 or 2012.

The Company operates in one business segment which is the filtration and treatment of polluted water.

Summary of Significant Accounting Policies

Basis of Financial Statement Presentation – The consolidated financial statements include the accounts of ABHD, AbTech, AEWS and ESC. Intercompany accounts and transactions have been eliminated. The shares of AbTech preferred stock that have not converted to shares of ABHD common stock represent the non-controlling interest shown on the Consolidated Balance Sheets.

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

Significant estimates are used in determining the allowance for doubtful accounts and inventory allowance, in valuing stock-based compensation and in determining the classification of conversion options embedded in convertible promissory notes. Due to the uncertainties inherent in the formulation of accounting estimates, and the significance of these items, it is reasonable to expect that the estimates in connection with these items could be materially revised within the next year.

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

•	Cash and cash equivalents – Financial instruments that subject the Company to credit risk are cash balances maintained in excess of federal depository insurance limits. At December 31, 2013, the Company had $877,444 in cash or cash equivalent balances which were not guaranteed by the Federal Deposit Insurance Corporation. To date, the Company has not experienced any losses in such accounts and believes the exposure is minimal.
•	Major customers and accounts receivable – Major customers represent any customer that accounts for more than 10% of revenues for the year. During 2013, the Company had three customers that accounted for 15%, 13% and 12%, respectively, of revenues and whose accounts receivable balances (unsecured) accounted for approximately 34%, 31%, and 19%, respectively, of accounts receivable at December 31, 2013. During 2012, the Company had two customers that accounted for 20% and 14%, respectively, of revenues and whose accounts receivable balances (unsecured) were zero at December 31, 2012.
•	Supplier – Major suppliers represent any vendor that accounts for more than 10% of purchases for the year. During 2013, the Company had three vendors that accounted for 32%, 14% and 13%, respectively, of its purchases. These vendors had an accounts payable balance of $0, $6,140 and $0, respectively, at December 31, 2013. During 2012, the Company had one vendor that accounted for 37% of its purchases. This vendor had an accounts payable balance of $5,760 at December 31, 2012.

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

Deferred Charges – Deferred charges are costs incurred in connection with the issuance of debt. These costs are capitalized as an asset and amortized over the term of the debt using the effective interest method. Interest expense related to the amortization of these deferred charges totaled $22,508 in 2013 and $937,234 in 2012.

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

In 2013 and 2012, the Company recognized revenue from the sale of its Smart Sponge® and Smart Sponge Plus products, including Ultra-Urban® Filters, Line Skimmers, Passive Skimmers and Smart Paks®. The Smart Paks are usually sold as a component of an engineered system such as an end-of-pipe vault or other larger multi-product treatment train. The Company provides engineering design services on some engineered solutions. Revenue from design services are recognized at the time the engineering services are completed. In 2013, the Company entered into an agreement whereby it will earn revenue related to various project tasks including, design, installation and maintenance activities. The Company will account for this project using the percentage-of-completion method and will makes estimates of the completion percentages based on the costs actually incurred to complete each project task. The Company recognizes shipping and handling fees as revenue and the related expenses as a component of cost of sales. All internal handling charges are charged to selling, general and administrative expenses.

The payment terms for sales made to customers vary based on the credit worthiness of the particular customer and the size of the order. Some orders require prepayment of up to 50% at the time the order is received, others require payment in full before shipping and others are made on terms requiring payment within 30 days of the date of shipment. Customers do not have a right of return for products purchased from the Company. The Company may on occasion allow a return under appropriate conditions to promote good business practices; however, such returns have been and are expected to be minimal. Regardless of when payment is received from the customer, revenues are recognized in accordance with the criteria for revenue recognition described above.

Allowance for Doubtful Accounts – The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowances are calculated based on a detailed review of individual customer accounts, historical rates and an estimation of the overall economic conditions affecting the Company’s customer base. The Company reviews a customer’s credit history before extending credit. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company charges off uncollectible receivables when all reasonable collection efforts have been exhausted. The allowance for doubtful accounts was $25,000 at December 31, 2013 and December 31, 2012.

Customer Deposits – The Company occasionally receives prepayments or deposits from customers for products they order or intend to order. In such cases the prepayment or deposit is initially recorded as a liability (customer deposits) and is only recognized as revenue when the ordered products are shipped and the risks and rewards of ownership have been transferred to the customer.

Cost Recognition – Cost of revenues includes all direct material and labor costs and those indirect costs of bringing raw materials to sale condition, including depreciation of equipment used in manufacturing and shipping and handling costs. Selling, general, and administrative costs are charged to operating expenses as incurred. Research and development costs are expensed as incurred and are included in operating expenses. Advertising costs are expensed as incurred. Total advertising costs for 2013 and 2012 were $12,595 and $12,795, respectively.

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

Fair Value of Warrant Liability and Note Discount – The Company bifurcates the value of warrants sold with promissory notes when the warrants meet the characteristics of a derivative. This bifurcation results in the establishment of a warrant liability and a corresponding note discount in the same amount. The warrant liability is originally valued, and subsequently revalued at each valuation date, using the Black-Scholes valuation model because there is no market price available for the warrants. This model uses estimates of volatility, risk free interest rate and the expected term of the warrants, along with the current market price of the Company’s common stock, to estimate the value of the outstanding warrants. The value of these warrants can change significantly as the market price of the underlying common stock changes. At each valuation date, this could result in a gain or loss depending on the change in the market price of the stock, among other factors, from one valuation date to the next. The Company recognized such a loss of $(944,291) for the year ended December 31, 2012. When a warrant expires, is exercised or is no longer considered a derivative because the factors that caused the warrant to be characterized as a derivative have changed or expired, the warrant is revalued as of such date and the corresponding value is reclassified to additional paid in capital. During 2012, the Company reclassified as additional paid-in capital warrant liability amounts of $337,772 for warrants that had been exercised and $2,239,242 for warrants that no longer met the characteristics of a derivative.

Net Loss Per Share – Basic net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period. The Company has other potentially dilutive securities outstanding that are not shown in a diluted net loss per share calculation because their effect in both 2013 and 2012 would be anti-dilutive. These potentially dilutive securities include Series A Preferred Stock, options, warrants and convertible promissory notes (see Notes 10 and 11), and total 31,602,641 shares at December 31, 2013, and 27,366,867 shares at December 31, 2012.

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

Reclassification of Prior Year Amounts – Certain prior year numbers have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the year ended December 31, 2013, that are of significance, or potential significance, to the Company.

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

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. As shown in the consolidated financial statements, the Company has incurred ongoing net losses since inception. These losses, with the associated substantial accumulated deficit, are a direct result of the Company’s product development activities and the costs of introducing its technologies to the market and pursuing market acceptance. In view of these matters, realization of a major portion of the assets in the accompanying consolidated balance sheets is dependent upon continued operations of the Company which in turn is dependent upon the Company’s ability to meet its financing requirements, and the success of its future operations. The Company operates in a new, developing industry with a variety of competitors. These factors raise substantial doubt about the Company’s ability to continue as a going concern. As a result, the Company’s independent registered public accounting firm issued a going concern opinion on the accompanying consolidated financial statements.

Management believes that the Company’s ability to continue as a going concern will be dependent on its ability to raise additional capital and/or generate significant sales growth in the short term. The Company’s ability to achieve these objectives cannot be determined at this time. Management’s plans in regard to these matters are described as follows:

Sales and Marketing. Historically, the Company has generated revenues by selling its products directly to end customers and through distributors in key geographic markets. The recent economic downturn and other factors have led to a significant contraction in sales revenue as municipalities, the Company’s primary customers for stormwater products, experienced severe budgetary and financial constraints. In an attempt to reinvigorate sales, the Company has redirected its focus on multiple market segments and has revised its go-to-market strategy by disengaging distributors with exclusive geographic territories, in favor of new alliances to penetrate key market segments such as municipal stormwater, federal facilities and industrial process water. In the aftermath of hurricane Sandy in 2012, the Company focused its efforts on the east coast of the United States where many municipalities are faced with significant rebuilding projects. In this regard, the Company, including its AEWS subsidiary, has pursued contracts that will enable it to bring its stormwater expertise to bear in all phases of rebuilding projects, including the design, installation and operation of water treatment systems. The Company signed its first contract for such a project with the County of Nassau in October 2013. This is a not-to-exceed contract for $12 million. The Company is also continuing its efforts to develop programs for Private Public Partnerships (“P3s”) in conjunction with its distributor, Waste Management, Inc. The Company has also made strides into new markets addressing the treatment of produced water in the mining and drilling industries, the treatment of diesel fuel contaminated by water, and activities in a few selected foreign markets.

Financing. To date, the Company has financed its operations primarily with loans from shareholders, private placement financings and sales revenue. During 2013, the Company was able to eliminate all of the $1,856,000 outstanding debt of AbTech in a transaction that assigned the debt to new investors who then converted the debt into shares of the Company’s common stock (see NOTE 12 – ASSIGNMENT AND CONVERSION OF ABTECH NOTES). These conversions allowed the Company to preserve cash for operations that otherwise may have been needed to repay debt. In addition, in late 2013 the Company raised $3.5 million from the sale of Secured Convertible Promissory Notes (see NOTE 14 – PRIVATE PLACEMENTS) and was able to repay approximately $1.5 million of promissory notes that were approaching their maturity dates. The Company also has available a $2 million equity line of credit from which it has not made any draws to date (see NOTE 13 – EQUITY LINE OF CREDIT). Management believes that with continued field validation successes, an improving economy, federal regulatory approval of the Company’s antimicrobial technologies, and success in implementing P3 stormwater programs for municipal customers, sales revenue can grow rapidly, thus enabling the Company to reverse its negative cash flow and raise additional capital as needed. There is no assurance that the Company can achieve sustainable operations or that additional capital, if needed, will be available on acceptable terms.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustment that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - INVENTORIES

Inventories consist of the following at December 31:

	2013	2012
Raw materials	$88,191	$105,971
Work in process	370,969	354,554
Finished goods	54,279	47,279
Reserve for obsolescence	(110,000)	(110,000)
Total	$403,439	$397,804

NOTE 4 - FIXED ASSETS

Fixed assets consist of the following at December 31:

	2013	2012
Furniture and fixtures	$131,110	$128,890
Computer equipment	60,593	50,563
Machinery and equipment	271,379	278,962
Leasehold improvements	31,830	19,348
Total cost	494,912	477,763
Less accumulated depreciation	(434,489)	(404,782)
Net book value	$60,423	$72,981

Depreciation expense charged to operations during 2013 and 2012 was $29,707 and $24,737, respectively.

NOTE 5 - COMMITMENTS

Capital Leases – In 2012, the Company’s subsidiary, AEWS, entered into a capital lease for the purchase of telephone equipment valued at $11,599. In 2013 and 2012, depreciation expense of $3,864 and $966, respectively, was recorded for these assets leaving an accumulated depreciation balance at December 31, 2013 of $4,830. The Company had no other capital leases at December 31, 2013. Minimum future lease payments and present values of the net minimum lease payments for this capital lease are as follows:

Year ended December 31:
2014	4,447
2015	2,965
Total minimum lease payments	7,412
Less: Sales tax amounts	469
Net minimum lease payments	6,943
Less: imputed interest	289
Present value of net minimum lease payments	6,654
Less: current portion	3,927
Capital lease obligation noncurrent portion	$2,727

Operating Leases – The Company leases office and warehouse space, office equipment and an automobile under various noncancelable operating leases that extend through May 2018. Total rental expense charged to operations during the years ended December 31, 2013 and 2012 were $483,170 and $347,359, respectively. Future annual minimum lease payments for the next five years, under noncancelable operating leases with initial or remaining terms of one year or more, as of December 31, 2013, are as follows:

Year	2014	2015	2016	2017	2018	Thereafter	Total
Amount	$387,929	$350,781	$244,492	$229,075	$64,451	$-	$1,276,728

Indemnification Agreements - The Company enters into indemnification provisions under its agreements with officers and directors and companies in its ordinary course of business, typically with business partners, customers, landlords, lenders and lessors. Under these provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2013.

Other Commitments – The Company has other commitments for consulting fees that extend through 2014 amounting to $38,500. These commitments are cancellable on 15-30 days’ notice. The Company also has a commitment for telecommunications service with minimum future payments of $10,109, $10,109 and $5,897 in 2014, 2015 and 2016, respectively.

NOTE 6 - LOANS FROM SHAREHOLDERS

Loans from shareholders at December 31, 2013 and 2012 represent a $9,000 short-term loan made by a prior Director of the Company to the Company’s subsidiary, ESC. This loan is unsecured, non-interest bearing and “due on demand.”

NOTE 7 - RELATED PARTY TRANSACTIONS

Accounts payable; related party – At December 31, 2013, Accounts payable – related party represents amounts due to executives of the Company for travel expenses. At December 31, 2012, Accounts payable – related party includes $10,000 for advertising fees due to an environmental group for which the Company’s president serves on the Board of Trustees and $136 due to executives of the Company for travel expenses.

Due to related party – represents amounts owed to a related company for services provided in the form of office and clerical support, and cash advances. On December 31, 1998, the Company executed a loan document in the amount of $127,353, with an original maturity date of December 31, 2003 (extended to December 31, 2018), with interest accruing at the rate of 5% per annum until the loan is paid in full. The Company may repay the note it part or in full at any time prior to maturity. In the event of default of principal or interest, the entire unpaid balance, including principal and interest, will be due and payable without notice, with interest accruing at 8% from the date of default.

Equity – During the year ended December 31, 2012, a director of the Company participated in the 2012 Equity Offering by purchasing 240,000 shares of the Company’s common stock with an accompanying warrant for 24,000 shares for $184,800.

Stock Options – The Company granted 240,000 stock options to a new director of the Company in 2013. The Company granted 1,360,494 stock options to directors of the Company in 2012. (see Note 11 – STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION).

NOTE 8 – ACCRUED EXPENSES

Accrued expenses consist of the following at December 31:

	2013	2012
Accrued payroll	$86,414	$99,345
Deferred rent	88,948	27,884
Accrued vacation	57,778	58,405
Accrued director compensation	77,250	42,500
Accrued warranty reserve	5,000	5,000
Other accruals	334	148
	$315,724	$233,282

NOTE 9 - INCOME TAXES

There is no current or deferred tax expense for the years ended December 31, 2013 and 2012 due to the Company’s loss position and the full reserve taken on the Company’s deferred tax asset in both years.

A reconciliation of statutory rates is as follows at December 31:

	2013	2012
Statutory Rate	34.0%	34.0%
State income taxes, net of federal income tax benefit	5.0%	5.0%
Reduction in valuation allowance related to net operating loss carry-forwards and change in permanent differences	-39.0%	-39.0%
	0.0%	0.0%

The tax effects of temporary differences that give rise to deferred tax assets (liabilities) are as follows at December 31:

	2013	2012
Deferred tax assets (liabilities):
Net operating loss carryforwards	$14,724,000	$12,764,000
Accumulated depreciation	13,000	(14,000)
Less valuation allowance	(14,737,000)	(12,750,000)
Net deferred tax assets	$-	$-

During the years ended December 31, 2013 and 2012, net deferred tax benefit was approximately $1,987,000 and $2,316,000, respectively. At December 31, 2013 and 2012, the Company has federal loss carryforwards of approximately $38.7 million and $33.9 million, respectively, and state loss carryforwards of approximately $18.6 million and $16.2 million, respectively, which are available to reduce future taxes, if any. These net operating loss carryforwards expire through 2033. The net change in the total valuation allowance for the years ended December 31, 2013 and 2012 was a net increase of approximately $1,987,000 and $2,316,000, respectively. Based on the Company’s loss position and the uncertainty of the amount and timing of future taxable income, management believes that it is more likely than not that the Company will not fully realize the benefit of its net deferred tax assets. Pursuant to Internal Revenue Code Section 382, annual utilization of the Company’s net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% is deemed to occur within any three-year period. The Company believes that the Reverse Acquisition Transaction will not cause any limitation on future utilization of net operating loss carryforwards.

NOTE 10 – CONVERTIBLE PROMISSORY NOTES AND OTHER NOTES PAYABLE

Convertible Promissory Notes

At December 31, 2013 and 2012, the Company had convertible promissory notes outstanding of $3,750,000 and $2,336,000, respectively, convertible into shares of the Company’s common stock. The conversion rate, interest rate and maturity dates of the notes outstanding at December 31, 2013, are shown in the table below:

Type of Financing	Principal Amount	Interest Rate	Conversion Rate	Maturity Date
Convertible Note	$250,000	6.5%	$0.53	4/1/2014
Secured Convertible Notes	3,500,000	6.5%	$0.53	12/6/2015
Total	$3,750,000

Secured Convertible Notes of $3,500,000 are shown in the financial statements net of discount of $503,763 related to the issuance of warrants and the beneficial conversion feature associated with the notes payable. The discount is amortized under the effective interest method over the 24 month term of the notes payable. Interest expense related to the amortization of the discount on the Secured Convertible Notes for 2013 was $27,111.

The conversion rate (stated in terms of the conversion rate into shares of ABHD common stock), interest rate and maturity dates of the notes outstanding at December 31, 2012, are shown in the table below:

Type of Financing	Principal Amount	Interest Rate	Conversion Rate	Maturity Date
Related Party
Senior Convertible Notes	585,000	0%	$0.70	3/31/2013
Senior Convertible Notes	400,000	0%	$0.70	7/7/2013
Senior Convertible Notes	200,000	0%	$0.70	12/19/2013
Senior Convertible Notes	325,000	0%	$0.70	2/3/2014
Senior Convertible Notes	200,000	0%	$0.70	4/16/2014
Subtotal - related party	1,710,000
Non-related party
Junior Convertible Notes	25,000	0%	$0.50	9/30/2011
Senior Convertible Notes	115,000	0%	$0.70	3/31/2013
Senior Convertible Notes	6,000	0%	$0.70	5/11/2014
Secured ABHD Notes	480,000	6%	$0.70	5/1/2013
Subtotal - non-related party	626,000
Total	$2,336,000

The terms of the various types of convertible notes included in the tables above are described as follows:

•	Convertible Note – Represents a single, short-term note issued in September, 2013. The original maturity date of this note has been extended from December 1, 2013 to April 1, 2014.

•	Secured Convertible Notes – Represents two promissory notes issued in December 2013. These notes are senior to any other outstanding debt of the Company, however, the Company may incur additional indebtedness of up to $5 million of non-convertible debt that is senior in right of payment to the Secured Convertible Notes, and that has a security interest in the assets of the Company that is senior to the Secured Convertible Notes (see NOTE 14 – PRIVATE PLACEMENTS).

•	Junior Convertible Notes and Senior Convertible Notes – These notes are convertible into shares of AbTech Series A preferred stock and, consequently, into shares of ABHD common stock. The conversion rate shown in the table above reflects the rate at which the notes could be converted into shares of ABHD common stock. All of these notes were converted to ABHD common stock during 2013 (see NOTE 12 – ASSIGNMENT AND CONVERSION OF ABTECH NOTES).

•	Secured ABHD Notes – These notes were issued in the September 2011 Offering (see Note 14 - PRIVATE PLACEMENTS).

Other Notes Payable

On June 14, 2013, the Company issued to an investor who is a member of the Company’s Advisory Board, a Bridge Loan Promissory Note (the “Bridge Note”) with a principal amount of $500,000, an interest rate of 6.5% per annum and a maturity date of October 1, 2013 (later extended to April 1, 2014). The Bridge Note is a multi-advance loan facility pursuant to which the lender, upon request by the Company, advanced loans to the Company aggregating $500,000. As of December 31, 2013, the full $500,000 principal amount of the Bridge Note was outstanding. In conjunction with the Bridge Note, the lender received a detachable warrant (the “Bridge Warrant”) for the purchase of 35,000 shares of the Company’s common stock with an exercise price of $0.66 per share and a term of five (5) years. The Bridge Note was discounted by the value of the Bridge Warrant, determined to be $10,399 using the Black–Scholes model. The discount was amortized as interest expense over the original term of the Bridge Note. As of December 31, 2013, the Bridge Note discount was fully amortized.

On August 9, 2013, the Company issued to an investor a secured convertible promissory note with a principal amount of $600,000, an interest rate of 6.5% per annum, a conversion rate of $0.70 per share and a maturity date of November 7, 2013. On September 30, 2013, the Company issued to the same investor a secured convertible promissory note with a principal amount of $420,000, an interest rate of 6.5% per annum, a conversion rate of $0.53 per share and a maturity date of December 1, 2013. The maturity date for each of these notes was later extended to January 31, 2014 and both notes were repaid in full on December 26, 2013.

Aggregate maturities of debt obligations commencing in 2014 are:

2014	2015	Total
$750,000	$3,500,000	$4,250,000

NOTE 11 – STOCKHOLDERS’ EQUITY (DEFICIENCY) AND STOCK-BASED COMPENSATION

Stock Options

The Company grants stock options to officers, directors, employees and consultants under stock plans.

AbTech’s 2007 Stock Plan - Prior to the Merger with ABHD, AbTech issued stock options under a plan (the “2007 Stock Plan”) that allowed up to 15% of the capital stock outstanding of AbTech to be available for awards granted under the plan. Options granted under the plan expire on the earlier of the stated expiration date or, in the case of incentive stock options, ninety days after the date employment ends or, in the case of non-statutory options, 30 days after the optionee ceases to be a service provider to the Company. The stated expiration dates occur between 2015 and 2020. Stock options were granted at the fair market value of the common stock as determined by the Board of Directors on the date of grant and are exercisable subject to vesting provisions and performance objectives. All stock options granted by AbTech outstanding as of the date of the reverse acquisition transaction with ABHD automatically converted into options for the purchase of shares of ABHD common stock at the rate of 5.32 shares of ABHD stock for each share of AbTech stock. Upon the exercise of any of these AbTech stock options, ABHD will issue new authorized shares of its common stock.

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

For the years ended December 31, 2013 and 2012, compensation expense of $338,223 and $634,849, respectively, for stock options accounted for under ASC 718 is included in Selling, general and administrative expense in the consolidated statements of operations. There was no related tax benefit recognized due to the Company’s loss position. At December 31, 2013, the Company had approximately $1,421,401 of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 1.3 years. No cash was received from the exercise of stock options during 2013 or 2012.

Compensation expense was determined from the estimates of fair values of stock options granted using the Black-Scholes option pricing model. The following table summarizes the weighted average of fair value and the significant assumptions used in applying the Black-Scholes model for options granted in 2013 and 2012:

	2013	2012
Weighted average of fair value for options granted	$0.30	$0.36
Weighted average assumptions used:
Expected dividend yield	0.0%	0.0%
Expected volatility	70.7%	85.0%
Risk-free interest rate	2.26%	0.7%
Expected life (in years)	4.2	2.3

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

The Company’s stock option activity for the years ending December 31, 2013 and 2012, is summarized below (all share amounts for options granted by AbTech have been restated to give effect to the merger exchange ratio and reflect the equivalent number of ABHD shares):

AbTech Options

	Number of AbTech Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Term
Outstanding at December 31, 2011	2,699,158	$0.70	3.5
Expired	(1,117,994)	0.70
Outstanding at December 31, 2012	1,581,164	0.70	4.2
Expired	(133,095)	0.70
Outstanding at December 31, 2013	1,448,069	$0.70	3.3

As of December 31, 2013, there were 1,448,069 stock options outstanding and exercisable with a weighted average remaining life of 3.3 years and an intrinsic value of zero.

ABHD Options

	Number of ABHD Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Term
Outstanding at December 31, 2011	5,374,300	$0.44	9.6
Granted	2,662,494	0.80
Expired	(40,000)	0.42
Outstanding at December 31, 2012	7,996,794	0.56	6.9
Granted	340,000	0.55
Expired	(10,000)	0.88
Outstanding at December 31, 2013	8,326,794	$0.56	6.2

As of December 31, 2013, there were 8,326,794 stock options outstanding with a weighted average remaining life of 6.2 years and an intrinsic value of zero. As of December 31, 2012, there were approximately 7,996,794 options exercisable with a weighted average remaining life of 6.9 years and an intrinsic value of $2,509,781. Of the non-exercisable stock options outstanding at December 31, 2013, 2,244,586 stock options vest over time between 2013 and 2017 and 2,219,300 stock options vest only upon the Company achieving specific performance objectives in 2014.

The following table summarizes the activity of the shares and weighted-average grant date fair value of the Company’s non-vested common stock options during the years ending December 31, 2013 and 2012:

	Non-vested AbTech Shares		Non-vested ABHD Shares
	Number of Shares	Weighted- average grant date fair value	Number of Shares	Weighted -average grant date fair value
Non-vested at December 31, 2011	-	$-	5,054,300	$0.27
Granted			2,662,494	0.36
Vested			(2,442,408)	0.26
Expired			(40,000)	0.27
Non-vested at December 31, 2012	-	-	5,234,386	0.32
Granted			340,000	0.30
Vested			(1,100,500)	0.31
Expired			(10,000)	0.88
Non-vested at December 31, 2013	-	$-	4,463,886	$0.32

Common stock

During both 2013 and 2012, the Company issued 300,000 shares of common stock to two entities for services rendered to the Company. These shares were valued at the closing market price of the Company’s common stock on the measurement date in accordance with the provisions of ASC 505-50-30. The resulting expense of $202,200 and $240,000 in 2013 and 2012, respectively, is included in Selling, general and administrative expense in the consolidated statements of operations.

During 2012, the Company sold 4,840,832 shares of common stock to accredited investors in a private offering for $3,450,338 of cash, net of financing costs (see Note 14 – PRIVATE PLACEMENTS).

During 2013 and 2012, the Company issued 136,912 and 509,848 shares, respectively, of ABHD common stock upon the exercise of warrants. The warrants exercised in 2013 were exercised using the cashless exercise feature of the warrants. Of the warrants exercised in 2012, 366,666 shares of ABHD common stock were issued for cash payments of $219,999 and 143,182 shares of ABHD common stock were issued upon the cashless exercise of the warrants.

During 2013 and 2012, the Company issued 2,702,119 and 10,727,005 shares, respectively, of ABHD common stock for the conversion of debt and interest accrued thereon totaling $1,892,736 in 2013 and $7,346,590 in 2012. The converted debt included convertible promissory notes of AbTech totaling $1,856,000 and $280,000 in 2013 and 2012, respectively. The number of shares issued upon the conversion of this AbTech debt amounted to 2,649,640 in 2013 and 441,707 in 2012.

Warrants

In 2013 the Company issued the following warrants:

•	One investor providing a $500,000 loan to the Company received a warrant to purchase 35,000 shares of ABHD common stock. The warrant has an exercise price of $0.66 per share and a term of 5 years.
•	Two investors participating in the December 2013 Offering (see Note 14 – PRIVATE PLACEMENTS) received warrants to purchase 1,000,000 shares of ABHD common stock and the placement agent for the December 2013 Offering received warrants to purchase 200,000 shares of ABHD common stock. The warrants issued in the December 2013 Offering have an exercise price of $0.70 per share and a term of five years.

In 2012 the Company issued the following warrants:

•	Thirty-one investors participating in the February 2012 closing of the September 2011 Offering (see Note 14 – PRIVATE PLACEMENTS) received warrants to purchase 1,733,335 shares of ABHD common stock and the placement agent for the offering received a warrant to purchase 220,953 shares of ABHD common stock related to the February 2012 closing.
•	Seven investors participating in the September 2011 Offering (see Note 14 – PRIVATE PLACEMENTS) received in 2012 additional warrants to purchase 60,335 shares of ABHD common stock when the Company, in accordance with the maturity date extension terms of Secured Notes, elected to extend the maturity dates of the seven affected Secured Notes.
•	Twenty-five investors participating in the 2012 Equity Offering (see Note 14 – PRIVATE PLACEMENTS) received warrants to purchase 484,083 shares of ABHD common stock. In addition, the placement agent for the 2012 Equity Offering received a warrant to purchase 87,217 shares of ABHD common stock.
•	Three consultants received warrants to purchase an aggregate 250,000 shares of ABHD common stock for consulting services rendered to the Company. Of these warrant shares, 200,000 have an exercise price of $0.71 per share and expire April 16, 2014. The other 50,000 warrant shares have an exercise price of $0.80 per share and expire August 16, 2015. Compensation expense related to these warrants of $69,675 was included in Selling, general and administrative expense in the consolidated statements of operations.

A summary of common stock warrants outstanding at December 31 is as follows:

	AbTech Warrants		ABHD Warrants
	Number of Warrants	Weighted- average Exercise Price	Number of Warrants	Weighted- average Exercise Price
Outstanding at December 31, 2011	1,760,629	$0.77	4,196,666	$0.59
Granted	-	-	2,835,923	0.67
Exercised for cash	-	-	(366,664)	0.60
Exercised-cashless	-	-	(450,000)	0.60
Expired	(86,954)	0.70	-	0.60
Outstanding at December 31, 2012	1,673,675	0.77	6,215,925	0.64
Granted	-		1,235,000	0.70
Exercised-cashless	-		(696,666)	0.60
Expired	(133,095)	$1.13
Outstanding at December 31, 2013	1,540,580	$0.74	6,754,259	$0.65

The 1,540,580 exercisable AbTech warrants outstanding at December 31, 2013 expire at various dates through 2016 and have a weighted average remaining life of 1.1 years.

The 6,754,259 exercisable ABHD warrants outstanding at December 31, 2013 expire at various dates through 2018 and have a weighted average remaining life of 3.2 years.

AbTech Series A Convertible Preferred Stock

AbTech has designated 3,500,000 of its 5,000,000 authorized preferred shares as Series A Convertible Preferred Stock (“Series A Stock”) and has 1,212,947 of such shares issued and outstanding at December 31, 2013. These shares represent the non-controlling interest in the Company’s subsidiary as shown on the Consolidated Balance Sheets and Consolidated Statements of Operations. Series A Stock has a par value of $0.01 and no liquidation or dividend preferences. During 2013 and 2012, holders of 20,000, and 206,667 shares, respectively, of Series A Stock elected to convert their shares of Series A Stock into 106,476 and 1,100,252 shares, respectively, of ABHD common stock as provided for under the 2011 Merger of AbTech and the Company.

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

Common shares reserved for future issuance

As of December 31, 2013, ABHD common shares reserved for future issuance were as follows (all shares are stated in ABHD share equivalents):

Conversion of convertible AbTech preferred stock	6,457,467
Shares issuable upon conversion of debt	7,075,472
Stock options outstanding	9,774,863
Warrants to purchase common stock	8,294,839
31,602,641

NOTE 12 – ASSIGNMENT AND CONVERSION OF ABTECH NOTES

In April 2013, the Company facilitated a transaction (the “Transaction”) wherein a group of new investors purchased eleven outstanding convertible promissory notes (the “Notes”) issued by the Company’s subsidiary, AbTech. The Notes were all non-interest bearing with an aggregate principal amount of $1,856,000 and maturity dates ranging from March 31, 2013 to May 11, 2014. The investors purchased the notes, immediately exercised the Notes’ original conversion feature converting the Notes into shares of Series A preferred stock of AbTech Industries, Inc. and then further converted the shares of Series A preferred stock into shares of the Company’s common stock as provided for in the terms of the 2011 Merger with AbTech. No cash was paid or received by the Company in connection with this Transaction. As a result of the Transaction, the Company reduced its outstanding convertible debt by $1,856,000 and issued 2,649,640 shares of its common stock.

NOTE 13 – EQUITY LINE OF CREDIT

On June 25, 2013, the Company entered into an agreement (the “Investment Agreement” or “Equity Line of Credit”) with Dutchess Opportunity Fund, II, LP (“Dutchess”) whereby Dutchess is irrevocably committed to purchase up to $2 million of ABHD common stock from the Company over the course of 36 months. The aggregate number of shares issuable by the Company and purchasable by Dutchess under the Investment Agreement is limited by the dollar amount sold, in this instance no more than $2 million, and will depend upon the trading price of the Company’s shares. The purchase price will be set at ninety-seven percent (97%) of the lowest daily volume weighted average price of the Company’s common stock during the five consecutive trading days beginning on the date of the applicable put. The Company may draw on the Equity Line of Credit from time to time, as and when it determines appropriate in accordance with the terms and conditions of the Investment Agreement. The Company has no obligation to utilize the full amount available under the Equity Line of Credit. As of December 31, 2013, the Company had made no draws on the Equity Line of Credit.

NOTE 14 – PRIVATE PLACEMENTS

Private Placement in December 2013

On December 6, 2013, the Company sold $3,500,000 of secured convertible promissory notes (the “2013 Notes”) to two investors. The 2013 Notes bear interest at a rate of six and one-half percent (6.5%) per annum and are due on December 6, 2015. The 2013 Notes are convertible into shares of the Company’s common stock at the conversion rate of $0.53 per share. The 2013 Notes have a security interest in all of the personal property and other assets of the Company (the “Collateral”) that is senior to any other security interest except that the Company may incur additional indebtedness of up to $5 million of non-convertible debt that is senior in right of payment to the 2013 Notes, and that has a security interest in the Collateral that is senior to the 2013 Notes. Purchasers of the 2013 Notes also received warrants for the purchase of the number of shares of Company common stock equal to 20% of the principal amount of the 2013 Note purchased divided by $0.70, for a total of 1,000,000 warrant shares. These warrants have an exercise price of $0.70 per share and a term of five (5) years. The value of the warrants was estimated to be $204,599 using the Black-Scholes valuation model, and was bifurcated from the value of the 2013 Notes. The corresponding note discount is being amortized over the life of the 2013 Notes using the effective interest method. The unamortized balance of the discount on the 2013 Notes was $ 187,640 at December 31, 2013.

Private Placement in September 2011 – February 2012

From September 2011 through February 2012, the Company sold $6,600,000 of secured convertible promissory notes (the “Secured Notes”) in a private offering (the “September 2011 Offering”). The Secured Notes bear interest at a rate of twelve percent (12%) per annum and were due and payable in full on the nine (9) month anniversary of issuance (the “Original Maturity Date”). During 2012, the Company exercised its option to extend the maturity date of seven of the Secured Notes by an additional ninety (90) day period (the “First Extension Option”), during which period the interest rate increased to fifteen percent (15%) per annum on the unpaid principal of those Secured Notes. All Secured Notes were convertible into shares of common stock of the Company at the conversion rate of $0.70 per share.

The Secured Notes were secured by all of the Company’s right, title and interest in, to and under all personal property and other assets of the Company (with certain exceptions to allow for potential financing arrangements for accounts receivable and inventory) pursuant to a Security Agreement entered into by the Company.

Subscribers in the September 2011 Offering also received warrants for the purchase of the number of shares of Company common stock equal to forty percent (40%) of the amount invested divided by the conversion price of $0.60 per share for a total of 4,400,000 warrant shares. The holders of the seven Secured Notes for which the Company exercised the First Extension Option, as described above, each received an additional warrant for 10% of the principal amount of the Secured Notes outstanding at that date divided by the conversion price, amounting to a total of 60,335 shares. The warrants have an exercise price of $0.60 per share.

The Secured Notes issued in connection with the September 2011 Offering were discounted by the value of the detachable warrants issued with the Notes and the Secured Notes. The value of the warrants was bifurcated from the value of the Notes and the Secured Notes and was shown separately as a warrant liability because of certain down-round price protection features of the warrants. The warrant liability was revalued at each reporting period. The value of the warrants, including the additional warrants issued pursuant to the Company’s exercise of the First Extension Option as discussed above, was estimated by applying the Black Scholes model and amounted to $1,516,791 at the time the warrants were issued. The corresponding note discount was amortized over the life of the Notes and Secured Notes using the effective interest method and was fully amortized as of December 31, 2012. As of December 31, 2012 the entire balance of the warrant liability had been reclassified to additional paid-in capital (see Note 15 – FAIR VALUE OF FINANCIAL INSTRUMENTS).

The Company paid the Placement Agent engaged in connection with the September 2011 Offering a cash placement fee equal to eight percent (8%) of the aggregate purchase price paid by each investor. This fee amounted to $320,000 for the $4,000,000 received through December 31, 2011 and $208,000 for the $2,600,000 received in the February 2012 closing. In addition to the placement agent fee, the Company issued to the placement agent a warrant to purchase 754,286 shares of the Company’s common stock (the “PA Warrant”). The PA Warrant issued in connection with the September Offering has an exercise price per share of $0.70. The PA Warrant expires five years from the date of issuance and is in the same form as the securities sold in the September 2011 Offering, except that the PA Warrant includes a “net issuance” cashless exercise feature. The value of these warrants was estimated by applying the Black Scholes model and amounted to $357,984, upon grant. The balance was recorded as a deferred financing charge. During 2012, these warrants were revalued at $322,775 and the corresponding warrant liability was reclassified as additional paid-in capital (see Note 15 – FAIR VALUE OF FINANCIAL INSTRUMENTS).

Settlement of Notes and Secured Notes in 2012 and 2013

During 2012, the Company repaid in cash $275,000 of the Secured Notes issued in the September 2011 Offering, along with interest accrued on Secured Notes of $265,630. In addition, $5,845,000 of the Secured Notes and all $700,000 of the Notes (including $521,589 of interest accrued thereon) were converted into 10,285,298 shares of ABHD common stock. Two Secured Notes totaling $480,000 remained outstanding at December 31, 2012 and, by mutual agreement between the Company and the holder, the maturity date of these two notes was extended to January 31, 2014 and the interest rate was reduced to 6% per annum beginning January 1, 2013. During 2013, $36,736 of interest due on these two notes was converted to 52,479 shares of common stock and the remaining principal and accrued interest due on the notes totaling $501,514 was repaid by the Company in December 2013.

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

NOTE 15 –FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, capital lease obligation, convertible notes payable, notes payable and warrant liability. It is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values based on their short maturities or for long-term debt based on borrowing rates currently available to the Company for loans with similar terms and maturities. Gains and losses recognized on changes in fair value of financial instruments are reported in other income (expense) as gain (loss) on change in fair value. The Company estimates the fair value using level 3 inputs and the Black-Scholes valuation model using historical volatility as the method to estimate expected volatility. At December 31, 2013 and 2012, the Company had no financial instruments outstanding that were estimated using level 1 or level 2 inputs. The Company’s warrant liability was estimated using Level 3 inputs as shown in the reconciliation table below for the year ended December 31, 2012. There was no warrant liability outstanding during 2013.

Fair value measurements using significant unobservable inputs (Level 3)
Description	Warrant Liability
Beginning balance, December 31, 2011	498,976
Purchases, issuance and settlements	795,975
Total (gains) or losses	944,291
Transfers in or out of Level 3	(2,239,242)
Ending balance, December 31, 2012	$-

During 2012, the Company reclassified the warrant liability amounts of $2,577,014 to additional paid-in capital. The warrant liability attributable to warrants that were exercised during 2012, in the amount of $337,772, was revalued as of the applicable exercise dates and then reclassified to additional paid-in capital. The remaining warrant liability, in the amount of $2,239,242 was also revalued and reclassified to additional paid-in capital upon the expiration of the conditional factors that originally caused the warrant values to be classified as a liability. These factors involved certain conditions in the warrant terms that could have caused a change in the exercise price of the warrants and the number of warrant shares. Because the affected warrants are no longer subject to these conditions and have a fixed exercise price and a fixed number of warrant shares, the warrant values no longer qualified as a warrant liability and, therefore, were reclassified to additional paid-in capital. Accordingly, the warrant liability as of December 31, 2012 was reduced to zero.

The Company used the following assumptions to estimate the fair value of the warrant liability that was reclassified to additional paid in capital in 2012:

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

On February 28, 2013, the Company filed a complaint (the “Complaint”) with the Superior Court of the State of Arizona against Arctech, Inc. (“Arctech”) arising from the Company’s License, Supply and Distribution Agreement with Arctech, dated June 6, 2012 (the “Agreement”). The Complaint claims that, due to fraudulent misrepresentations and omissions made by Arctech regarding the performance of their Humasorb technology, which technology is the subject of the Agreement, the Agreement should be declared null, void, unenforceable, and should be rescinded, such that the Company and Arctech should be placed in their respective positions prior to the execution of the Agreement. The Complaint also requests that the Company should be awarded damages and attorney’s fees in an amount to be determined at trial. Prior to filing the Complaint, the Company made payments of $75,000 to Arctech which, under the terms of the Agreement, were to be credited against certain products and services to be provided to the Company by Arctech. On April 4, 2013, Arctech filed with the court a response to the complaint largely denying the Company’s claims and making certain counterclaims alleging that the Company had breached the Agreement by not making certain periodic payments to Arctech as specified in the Agreement, that Arctech had suffered damages of at least $220,000 as a result and that Arctech should be awarded damages, attorney’s fees, costs and interest in an amount to be determined at trial. The Company believes it has meritorious defenses and is aggressively defending its position regarding this matter. No estimated loss has been accrued in the accompanying financial statements as of December 31, 2013 and 2012, and all legal fees associated with the litigation are expensed as incurred in our results of operations as management deems the likelihood of the Company incurring a liability to not be probable.

In July 2010, AbTech received approval from the U.S. Environmental Protection Agency (“EPA”) of a time limited registration of its antimicrobial Smart Sponge Plus material under the Federal Insecticide, Fungicide and Rodenticide Act, which was conditioned upon AbTech Industries submitting additional data regarding the active ingredient in Smart Sponge Plus to the EPA by July 1, 2011. Subsequently, the EPA granted additional extensions of the time-limited registration to May 31, 2014. In January 2014, when it became evident that the requested laboratory tests would provide data of no scientific value, the Company requested a waiver from the EPA of the data requirement and requested that the time-limited condition of the registration be lifted and the registration be made effective without a time limitation. If the waiver is not granted by the EPA prior to the expiration of the time-limited registration and the EPA does not grant additional extensions, the registration will expire and the Company will not be able to sell Smart Sponge Plus products. While the Company would be able to continue to sell regular Smart Sponge products that do not include the antimicrobial agent, the inability to sell Smart Sponge Plus products could have a significant adverse effect on the Company’s prospects for revenue growth.

NOTE 17 – SUBSEQUENT EVENTS

In March, 2014, the Company initiated an offering for up to $2 million in a multi-advance credit facility (the “Facility”). Participants in the offering receive a secured promissory note for each advance of funds made under the Facility and an accompanying warrant for the purchase of the number of shares of ABHD common stock equal to 20% of the amount advanced divided by a share price of $0.40 (one-half (½) share of ABHD common stock per dollar of funds advanced). The secured promissory notes have an interest rate of 7.5% per annum, mature on the 12-month anniversary of the issuance date and are secured by substantially all of the assets of the Company. The warrants issued with the secured promissory notes have an exercise price of $0.45 per share and expire five (5) years from the date of grant. The Company may extend the maturity date of the secured promissory notes up to two times by 90 days each. If the first extension option is exercised, the interest rate will increase to 9.5% per annum. If the second extension option is exercised, the interest rate will increase to 11.5% per annum. The number of warrant shares that note holders will be entitled to under the terms of the warrants issued by the Company in connection with this offering will be increased by 10% for each extension option exercised by the Company. As of March 28, 2014, the Company had received commitments to fund up to $875,000 dollars under the Facility and had received advances of $875,000 for which it has issued secured promissory notes and accompanying warrants for the purchase of 437,500 shares of ABHD common stock.

