Form 10-Q
period 2014-03-31
Abtech Holdings, Inc.
filed 2014-05-15
CIK 1405858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

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

☐	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer (Do not check if smaller reporting company)	☒	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 10, 2014
Common stock, $.001 par value	67,883,879

ABTECH HOLDINGS, INC.

FORM 10-Q

March 31, 2014

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report. Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “would,” “could,” “confident,” “forecast,” “hope,” “likely,” “plan,” “possible,” “potential,” “predict,” “project,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms or the negative of such terms. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions concerning, among others, capital expenditures, earnings, litigation, regulatory matters, liquidity and capital resources, and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we operate, results of litigation, and other circumstances affecting anticipated revenues and costs, and the risk factors set forth under “Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2013, filed on March 31, 2014.

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

Explanatory Note

As used in this Quarterly Report on Form 10-Q, “we,” “us,” “our,” “ABHD” and the “Company” refer to Abtech Holdings, Inc.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The December 31, 2013 consolidated balance sheet included in this Quarterly Report on Form 10-Q was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2014. For further information, refer to the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ABTECH HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2014 (Unaudited)	December 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$649,517	$1,212,984
Accounts receivable – trade, net	83,711	178,307
Inventories, net	434,984	403,439
Deferred charges, net	110,626	109,721
Prepaid expenses and other current assets	139,937	33,194
Total current assets	1,418,775	1,937,645

Fixed assets, net	64,806	60,423
Security deposits	33,940	33,940
Deferred charges, net	77,391	105,389
Total assets	$1,594,912	$2,137,397

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable	$574,328	$688,469
Accounts payable – related party	6,118	5,911
Loans from shareholders	9,000	9,000
Notes payable, net of discounts	772,272	500,000
Convertible promissory notes	750,000	250,000
Capital lease obligation – current portion	3,975	3,927
Customer deposits	41,584	43,192
Accrued interest payable	107,702	36,062
Accrued expenses	305,611	315,724
Total current liabilities	2,570,590	1,852,285

Due to related party	89,140	90,564
Convertible promissory notes – noncurrent portion, net of discounts	3,057,147	2,996,237
Capital lease obligation – noncurrent portion	1,391	2,727
Total liabilities	5,718,268	4,941,813

Commitments and contingencies

Stockholders’ deficiency
Common stock, $0.001 par value; 300,000,000 authorized shares; 67,883,879 shares issued and outstanding at March 31, 2014 and December 31, 2013	67,883	67,883
Additional paid-in capital	43,568,038	43,372,392
Non-controlling interest	(2,312,218)	(2,151,627)
Accumulated deficit	(45,447,059)	(44,093,064)
Total stockholders’ deficiency	(4,123,356)	(2,804,416)
Total liabilities and stockholders’ deficiency	$1,594,912	$2,137,397

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABTECH HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months ended March 31,
	2014	2013

Net revenues	$75,258	$99,537

Cost of revenues	103,214	98,720
Gross profit (loss)	(27,956)	817

Operating expenses
Selling, general and administrative	986,544	1,246,761
Research and development	333,465	169,396
Total operating expenses	1,320,009	1,416,157

Operating loss	(1,347,965)	(1,415,340)

Other income (expense)
Interest expense	(166,683)	(11,862)
Other income (expense)	62	607
Total other income (expense), net	(166,621)	(11,255)

Net loss before income taxes	(1,514,586)	(1,426,595)

Provision for income taxes	-	-

Net loss	(1,514,586)	(1,426,595)

Net loss attributable to non-controlling interest	(160,591)	(188,516)

Net loss attributable to controlling interest	$(1,353,995)	$(1,238,079)

Basic and diluted loss per common share	$(0.02)	$(0.02)

Basic and diluted weighted average number of shares outstanding	67,883,879	64,717,505

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABTECH HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31,

	2014	2013
Operating Activities
Net loss	$(1,514,586)	$(1,426,595)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	7,034	7,040
Common stock issued for services rendered	-	27,200
Stock-based compensation expense	87,790	83,412
Note discount amortized as interest	66,038	-
Deferred charges expensed as interest	27,093	2,532
Changes in operating assets and liabilities:
Accounts receivable	94,596	(15,782)
Inventories	(31,545)	(54,190)
Prepaid expenses and other current assets	(106,743)	1,290
Accounts payable	(113,934)	75,371
Customer deposits	(1,608)	-
Accrued interest payable	71,640	7,630
Accrued expenses	(10,113)	(9,355)
Net cash used in operating activities	(1,424,338)	(1,301,447)

Investing Activities
Purchases of fixed assets	(11,417)	(9,302)
Net cash used in investing activities	(11,417)	(9,302)

Financing Activities
Proceeds from notes payable	875,000	-
Repayments under capital lease obligation	(1,288)	(1,536)
Net decrease in due to related party	(1,424)	(1,354)
Net cash provided by (used in) financing activities	872,288	(2,890)

Net change in cash and cash equivalents	(563,467)	(1,313,639)
Cash and cash equivalents at beginning of period	1,212,984	2,543,898
Cash and cash equivalents at end of period	$649,517	$1,230,259

Supplemental cash flow information:
Cash paid for interest	$1,911	$1,197
Cash paid for income taxes	$-	$-
Non-cash investing and financing activities:
Common stock, warrants and options issued for services	$-	$110,612
Warrants issued with debt	$107,856	$-

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

AbTech Industries, Inc. (“AbTech”), a Delaware corporation with an authorized capital of 15,000,000 shares of $0.01 par value common stock and 5,000,000 shares of $0.01 par value preferred stock, was acquired by ABHD in a reverse acquisition transaction on February 10, 2011 (the “Merger”). The preferred stockholders of AbTech that elected to not convert and exchange their shares for ABHD common shares, represent the non-controlling interest shown on the Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013.

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

AbTech’s wholly-owned subsidiary, Environmental Security Corporation (“ESC”), was formed in 2003 to develop a sensor array technology designed to detect impurities in water flows. ESC owns a U.S. patent on this technology and has acquired rights to another monitoring technology, but otherwise had no operations during 2014 or 2013.

The Company operates in one business segment which is the filtration and treatment of polluted water.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation – The condensed consolidated financial statements include the accounts of ABHD, AbTech, AEWS and ESC. Intercompany accounts and transactions have been eliminated. The shares of AbTech preferred stock that have not converted to shares of ABHD common stock represent the non-controlling interest shown on the Condensed Consolidated Balance Sheets.

The condensed consolidated financial statements for the three month periods ended March 31, 2014 and March 31, 2013 are unaudited and, in the opinion of the Company’s management, include all adjustments necessary for a fair presentation of such condensed consolidated financial statements. Such adjustments are of a normal recurring nature.

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

Net Loss Per Share – Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. The calculation of basic loss per share gives retroactive effect to the recapitalization related to the reverse acquisition of AbTech by ABHD. The Company has other potentially dilutive securities outstanding that are not shown in a diluted net loss per share calculation because their effect in both 2014 and 2013 would be anti-dilutive. The following chart lists the securities as of March 31, 2014 and 2013, that were not included in the computation of diluted net loss per share because their effect would have been antidilutive:

	Common Shares
	March 31, 2014 Unaudited	March 31, 2013 Unaudited
Options to purchase common stock	10,218,863	9,577,958
Warrants to purchase common stock	8,232,339	7,089,839
Convertible promissory notes	7,856,722	3,335,367
Convertible preferred stock in AbTech	6,457,467	6,563,943
	32,765,391	26,567,107

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

	March 31, 2014 Unaudited	December 31, 2013
Raw materials	$89,799	$88,191
Work in process	402,117	370,969
Finished goods	53,068	54,279
Reserve for obsolescence	(110,000)	(110,000)
Total	$434,984	$403,439

NOTE 4 – GOING CONCERN

These unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs, which raises doubts about the ability of the Company to continue as a going concern. In order to continue as a going concern, the Company will need to generate additional revenue and obtain additional capital to fund its operating losses and service its debt. Management of the Company has developed a strategy, which it believes will accomplish this objective through revenue growth and additional funding, which will enable the Company to operate for the coming year. In June 2013, the Company entered into an equity line of credit agreement with Dutchess Opportunity Fund, II, LP (“Dutchess”) whereby Dutchess is irrevocably committed to purchase from the Company up to $2 million of ABHD common stock over the course of the 36 month period ending September 9, 2016. As of March 31, 2014, the Company had made no draws on the equity line of credit and the full committed amount remains available for draw. However, even with this funding commitment in place, there can be no assurance that the Company’s overall efforts will be successful. As a result, the Company’s independent registered public accounting firm issued a going concern opinion on the consolidated financial statements of the Company for the year ended December 31, 2013. These condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 5 – RELATED PARTY TRANSACTIONS

Accounts payable, related party – At March 31, 2014, Accounts payable – related party represents amounts due to various officers of the Company for reimbursable travel expenses, and $5,467 for advertising and sponsorship fees due to a non-profit organization of which the president of the Company is a director. At December 31, 2013, Accounts payable – related party represents amounts due to various officers of the Company for travel expenses.

Accrued liabilities – At March 31, 2014 and December 31, 2013, accrued liabilities included $112,250 and $77,250, respectively, for fees due to directors of the Company for their services as directors.

NOTE 6 –PROMISSORY NOTES

Convertible Promissory Notes

At March 31, 2014, the Company had promissory notes outstanding of $4,250,000, convertible into shares of the Company’s common stock. The conversion rate (stated in terms of the conversion rate into shares of ABHD common stock), interest rate and maturity dates of the notes outstanding at March 31, 2014, are shown in the table below:

Type of Financing	Principal Amount	Interest Rate	Conversion Rate	Maturity Date
Related Party
Secured Convertible Notes	$3,500,000	6.5%	$0.53	12/6/2015
Convertible Notes	250,000	6.5%	$0.53	8/31/2014
Convertible Notes	500,000	6.5%	$0.64	8/31/2014
Total	$4,250,000

The Secured Convertible Notes of $3,500,000 were issued in December 2013 and are shown in the financial statements net of discount of $442,853 related to the issuance of warrants and the beneficial conversion feature associated with the Secured Convertible Notes. The discount is amortized under the effective interest method over the 24 month term of the promissory notes. Interest expense related to the amortization of the discount on the Secured Convertible Notes for the three months ended March 31, 2014 was $60,910. The Secured Convertible Notes have a security interest in all of the personal property and other assets of the Company that is junior to the security interest of the Secured Promissory Notes issued by the Company in March 2014 (see NOTE 9 – PRIVATE PLACEMENTS).

The Convertible Notes represent two, short-term notes issued in 2013. The original maturity dates of these notes have been extended to August 31, 2014. In addition, the $500,000 note was originally issued without the conversion feature that was added to the note in January 2014.

Notes Payable

At March 31, 2014, the Company had five Secured Promissory Notes outstanding aggregating $875,000. These non-convertible, Secured Promissory Notes, issued in a private placement in March 2014 (see NOTE 9 – PRIVATE PLACEMENTS), mature on the 12 month anniversary of their issuance date, have an interest rate of 7.5% per annum and have a security interest in all of the personal property and other assets of the Company that is senior to any other security interest The Company may extend the maturity date of the Secured Promissory Notes up to two times by 90 days each. If the first extension option is exercised, the interest rate will increase to 9.5% per annum. If the second extension option is exercised, the interest rate will increase to 11.5% per annum. The Secured Promissory Notes are shown in the financial statements at notes payable, net of discounts of $102,728 related to the warrants issued with the Secured Promissory Notes. The discount is amortized under the effective interest method over the 12-month term of the Secured Promissory Notes. Interest expense related to the amortization of the discount on the Secured Promissory Notes for the three months ended March 31, 2014 was $5,128.

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

NOTE 8 – STOCKHOLDERS’ DEFICIENCY

Paid-in capital for the three-months ended March 31, 2014 increased by $87,790 for the value of stock based compensation attributable to options vesting during the period and $107,856 for the value of warrants issued with the offering of Secured Promissory Notes in March 2014.

During the three-months ended March 31, 2014, the Company granted 320,000 stock options to new directors of the Company as compensation for their service as directors. 80,000 of these options are performance based and will only vest if certain performance objectives are met during 2014. The other options vest over a four-year period. In addition, the company granted 124,000 stock options to three consultants during the period. These options vest over a 2-3 year period. The compensation expense for the options granted will be recognized as the options vest based on the estimated fair value of the options granted as determined by the Black-Scholes option pricing model. The following table summarizes the significant assumptions used in applying the Black-Scholes model for the options granted during the three-months ended March 31, 2014.

Weighted fair value per share of options granted	$0.25
Weighted average assumptions used:
Expected dividend yield	0.0%
Expected volatility	67.1%
Risk-free interest rate	1.66%
Expected term in years	4.98
Exercise price	$0.45

The Company used the following assumptions to estimate the fair value of the warrants that were issued in conjunction with the Secured Promissory Notes sold by the company in March 2014:

Expected volatility	70.80% - 71.05%
Expected dividend yield	0%
Expected term	2.5 years
Risk-free interest rate	0.78% - 0.91%
Market price of common stock	$0.47 – $0.53

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

NOTE 9 – PRIVATE PLACEMENTS

In March, 2014, the Company initiated an offering for up to $2 million in a multi-advance credit facility (the “Facility”). Participants in the offering received a secured promissory note for each advance of funds made under the Facility and an accompanying warrant for the purchase of the number of shares of ABHD common stock equal to 20% of the amount advanced divided by a share price of $0.40 (one-half (½) share of ABHD common stock per dollar of funds advanced). The secured promissory notes have an interest rate of 7.5% per annum, mature on the 12-month anniversary of the issuance date and are secured by substantially all of the assets of the Company. The warrants issued with the secured promissory notes have an exercise price of $0.45 per share and expire five (5) years from the date of grant. The Company may extend the maturity date of the secured promissory notes up to two times by 90 days each. If the first extension option is exercised, the interest rate will increase to 9.5% per annum. If the second extension option is exercised, the interest rate will increase to 11.5% per annum. The number of warrant shares that note holders will be entitled to under the terms of the warrants issued by the Company in connection with this offering will be increased by 10% for each extension option exercised by the Company. As of March 31, 2014, the Company had received commitments to fund up to $875,000 dollars under the Facility and had received advances of $875,000 for which it has issued secured promissory notes and accompanying warrants for the purchase of 437,500 shares of ABHD common stock.

NOTE 10 – LITIGATION AND CONTINGENCIES

On February 28, 2013, the Company filed a complaint (the “Complaint”) with the Superior Court of the State of Arizona against Arctech, Inc. (“Arctech”) arising from the Company’s License, Supply and Distribution Agreement with Arctech, dated June 6, 2012 (the “Agreement”). The Complaint claims that, due to fraudulent misrepresentations and omissions made by Arctech regarding the performance of their Humasorb technology, which technology is the subject of the Agreement, the Agreement should be declared null, void, unenforceable, and should be rescinded, such that the Company and Arctech should be placed in their respective positions prior to the execution of the Agreement. The Complaint also requests that the Company should be awarded damages and attorney’s fees in an amount to be determined at trial. Prior to filing the Complaint, the Company made payments of $75,000 to Arctech which, under the terms of the Agreement, were to be credited against certain products and services to be provided to the Company by Arctech. On April 4, 2013, Arctech filed with the court a response to the complaint largely denying the Company’s claims and making certain counterclaims alleging that the Company had breached the Agreement by not making certain periodic payments to Arctech as specified in the Agreement, that Arctech had suffered damages of at least $220,000 as a result and that Arctech should be awarded damages, attorney’s fees, costs and interest in an amount to be determined at trial. On February 28, 2014, Arctech filed a motion to amend its counterclaim to assert other claims against the Company. The Company believes it has meritorious defenses and is aggressively defending its position regarding this matter. No estimated loss has been accrued in the accompanying financial statements as of March 31, 2014 and December 31, 2013 as management deems the likelihood of the Company incurring a liability to not be probable. All legal fees associated with the litigation are expensed as incurred in our results of operations.

In July 2010, AbTech received approval from the U.S. Environmental Protection Agency (“EPA”) of a time limited registration of its antimicrobial Smart Sponge Plus material under the Federal Insecticide, Fungicide and Rodenticide Act, which was conditioned upon AbTech Industries submitting additional data regarding the active ingredient in Smart Sponge Plus to the EPA by July 1, 2011. Subsequently, the EPA granted additional extensions of the time-limited registration to May 31, 2014. In January 2014, when it became evident that the requested laboratory tests would provide data of no scientific value, the Company requested a waiver from the EPA of the data requirement and requested that the time-limited condition of the registration be lifted and the registration be made effective without a time limitation. In May 2014, the Company filed a request for an additional extension of the time-limited registration. While the Company continues to work with the EPA to meet the conditions to achieve unconditional registration approval, it is possible that the Company could be prevented from selling Smart Sponge Plus products if the requested waiver is not granted by the EPA prior to the expiration of the time-limited registration, and the EPA does not grant additional extensions While the Company would be able to continue to sell regular Smart Sponge products that do not include the antimicrobial agent, the inability to sell Smart Sponge Plus products could have a significant adverse effect on the Company’s prospects for revenue growth.

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

Overview

Management is focused on establishing ABHD and its subsidiaries as a reliable provider of water treatment solutions in the emerging markets for the treatment of stormwater runoff, produced water from oil and gas extraction and mining operations, and other industrial water applications. ABHD is the parent holding company. Its subsidiary, AbTech Industries, Inc. (“AbTech”), is the operating company that manufactures and sells water treatment products, many of which incorporate its patented Smart Sponge technology. ABHD’s other operating subsidiary, AEWS Engineering, provides engineering services to assist government and industry in developing effective solutions to their specific water treatment needs. Environmental Security Corporation is a dormant subsidiary that holds a patent regarding a sensor array technology designed to detect impurities in water flows. This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based on the consolidated operations of ABHD and its subsidiaries.

The Company is incurring significant costs as it seeks to gain traction in its targeted water treatment markets and position itself with validated treatment solutions that, if accepted and adopted by the market, can generate significant revenues in the future. The Company’s operations reflect limited historical sales revenue as the Company attempts to engage in those business development activities that management believes have the greatest opportunity to generate future revenues. Key factors affecting ABHD’s results of operations during the periods covered in this section include revenues, cost of revenues, operating expenses and taxation.

Results of Operations

Comparison of the three months ended March 31, 2014 and 2013

Revenue

Revenues in the first quarter of 2014 decreased by 24% compared to revenues in the same period of the prior year and were approximately 52% less than revenues earned in the fourth quarter of 2013, due entirely to a reduction in the volume of products sold. These revenue figures reflect the challenges the Company has met in moving large scale projects forward in the face of continued funding constraints for new municipal and federal facility stormwater projects and the complexities of developing public private partnerships (“P3s”) for large municipal projects. The Company continues to focus its efforts on these large projects that could have a significant impact on revenue. However, the realization of such revenue has taken longer than anticipated. Work continued on the $12 million Nassau County project at a slow pace during the first quarter of 2014 due to weather and other administrative delays. However, the project is still moving forward and activity is increasing in the second quarter. The Company is also pursuing similar contracts for other similar projects and is primarily waiting for requests for proposals or contract proposals from the targeted municipalities. The Company is also moving forward with its efforts to field validate its technologies for treating produced water in the oil and gas industry. In March of 2014, the Company began a field test of a mobile, trailer mounted system for treating produced water at a disposal well site in Texas. The Company intends to use the validated results from this field test to market its technology to various entities endeavoring to treat the water produced and used in the exploration and extraction of oil and gas.

Gross Margin

The Company’s gross margin on sales decreased from 1% for the three-months ended March 31, 2013 to negative 37% for the same period of 2014. The negative gross margin continues to reflect the significant excess capacity costs that the Company must absorb into cost of revenues when production levels are low, as was the case in the first quarter of 2014. The Company operated at approximately 1% of operating capacity for the three-months ended March 31, 2014 and expects that such excess capacity will continue to adversely affect gross margins until product sales increase with a corresponding increase in product manufacturing.

Since the Company has evolved its business model for stormwater projects to capture a greater portion of the value chain by combining product sales, program management and design services in a total solutions approach, the Company’s gross margin expectations will vary depending on whether a contract falls under this new model or under the traditional product sales model. As described, the Company expects to see continually increasing margins for its product sales as it expands its volume to realize economies of scale. The Company’s comprehensive storm water program offering, which includes the Nassau County project, is expected to realize blended gross margin rates that vary from, at the low end, that of a typical Engineering, Procurement and Construction Management contractor of 10-20%, to margins at the high end of over 50%, depending on the incorporation of AbTech technologies that have higher margins within them and thus increase AbTech’s overall profitability within a given project. AbTech’s Nassau County project is viewed internally by AbTech as a highly significant initial project under contract in the municipal stormwater program/infrastructure market sector. As AbTech executes additional similar projects, the Company expects to increase its margins, including as a program management firm/contractor.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased by approximately $260,000 or 21% in the first quarter of 2014 as compared to the same period in 2013. This decrease was caused primarily by a reduction in the number of employees and the consequent reduction of approximately $115,000 in payroll, benefits and other employee related costs. In addition, the Company reduced its expenditures for legal expenses by approximately $68,000 in the first quarter of 2014 compared to the same quarter of the prior year, which included unusually high legal expenses due in part to registration filings with the SEC in that quarter. The Company also reduced its expenditures for public relations and government affairs consultants by approximately $46,000 in the first quarter of 2014 compared to the same quarter of the prior year.

Research and development expenses

Research and development expenses increased by approximately $164,000, or 97% for the three-month period ended March 31, 2014 as compared to the same period of the prior year. This increase was due primarily to costs incurred for the field test work being conducted during the quarter on the Company’s mobile, produced water treatment system. These field test costs are expected to continue into the second quarter of 2014.

Other income (expense)

Interest expense increased substantially for the three-months ended March 31, 2014 as compared to the same period of 2013 due to the interest costs related to the $3,500,000 of Secured Convertible Notes issued in December 2013 and the $875,000 of Secured Notes issued in March 2014. The various components of interest expense that accounted for the increase are summarized in the table below:

		Three Months Ended March 31,
Interest Components		2014	2013
1.	Interest accrued on notes outstanding and other finance charges.	$73,552	$9,330
2.	Amortization of the note discounts created by the bifurcation of the value of the warrants issued with the notes.	27,855	-
3.	Interest imputed on promissory notes issued with beneficial conversion terms.	38,183	-
4.	Amortization of deferred financing costs related to private offerings of debt.	27,093	2,532
	TOTAL INTEREST EXPENSE	$166,683	$11,862

Liquidity and Capital Resources

The Company had a working capital deficiency of approximately ($1,152,000) at March 31, 2014 compared to a working capital surplus of approximately $85,000 at December 31, 2013. At March 31, 2014, our cash balance was approximately $650,000, representing less than two months of historical negative cash flows from operations.

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

Operations in the first quarter of 2014 were funded by the funds received from the issuance of $3.5 million of Secured Convertible Promissory Notes in December 2013 and the sale of $875,000 of short-term secured promissory notes (non-convertible) in March 2014. The Company is authorized to raise up to an additional $1,125,000 from the sale of additional such short-term secured promissory notes but currently has no commitments for such funding.

The Company also has a $2,000,000 equity line of credit (“ELOC”) available pursuant to an agreement it entered into in June 2013 with Dutchess Opportunity Fund, II, LP (“Dutchess”) whereby Dutchess is irrevocably committed to purchase up to $2 million of ABHD common stock from the Company over the course of 36 months. The aggregate number of shares issuable by the Company and purchasable by Dutchess under the ELOC is limited by the dollar amount sold, in this instance no more than $2 million, and will depend upon the trading price of the Company’s shares. The purchase price will be set at ninety-seven percent (97%) of the lowest daily volume weighted average price of the Company’s common stock during the five consecutive trading days beginning on the date of the applicable put. The Company may draw on the Equity Line of Credit from time to time, as and when it determines appropriate in accordance with the terms and conditions of the Investment Agreement. The Company has no obligation to utilize the full amount available under the Equity Line of Credit. As of March 31, 2014, the Company had made no draws on the Equity Line of Credit.

Comparison of cash flows for the three months ended March 31, 2014 and 2013

Operating Activities

The Company had negative cash flow from operations for the three months ended March 31, 2014 of approximately $1,424,000 compared to negative cash flows from operations of $1,301,000 in the same period of 2013. The increase in negative cash flow from operations during the first quarter of 2014 is primarily the result of cash used during the quarter to reduce accounts payable by approximately $114,000 and increase inventory, including prepayments for inventory ordered, by approximately $135,000. These uses of cash were partially offset by customer payments received that reduced accounts receivable by $95,000 during the quarter.

Investing Activities

The Company had approximately $11,400 of capital expenditures for the three months ended March 31, 2014 compared to $9,300 for the same period of 2013. As of March 31, 2014, the Company had no commitments for any material future capital expenditures. However, if the Company is successful in achieving significant sales growth in the second half of 2014, it may need to expand its manufacturing capacity or outsource some of its manufacturing. The Company is currently considering both options.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2014 amounted to approximately $872,000 compared to a net use of cash for financing activities of $3,000 in the same period of 2013. The primary financing source of cash in the first quarter of 2014 was the issuance of $875,000 of secured promissory notes. The Company had no financing activities during the three-months ended March 31, 2013 other than scheduled payments pursuant to an outstanding capital lease and a $1,354 reduction in the amount due to related party.

Going Concern and Management’s Plans

The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As discussed in Note 4 to the accompanying condensed consolidated financial statements, we have not achieved a sufficient level of revenues to support our business and have suffered substantial recurring losses from operations since our inception. These factors raise substantial doubt about the Company’s ability to continue operations as a going concern. As such, the Company’s independent registered public accounting firm has expressed an uncertainty about the Company’s ability to continue as a going concern in their opinion attached to the Company’s audited financial statements for the year ended December 31, 2013. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustment that might be necessary should the Company be unable to continue as a going concern. Management believes that the Company’s ability to continue as a going concern will be dependent on its ability to generate significant sales growth in the short term and/or raise additional capital. The Company’s ability to achieve these objectives cannot be determined at this time. Management’s plans in regard to these matters are described in Note 4 to the accompanying condensed consolidated financial statements. If the Company is unable to generate significant sales growth in the near term and/or raise additional capital, there is a risk that the Company could default on debt maturing during 2014, and could be required to significantly reduce the scope of its operations if no other means of financing operations are available.

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

Fair value of warrants and note discount

The Company bifurcates the value of warrants sold with promissory notes when the warrants meet the characteristics of a derivative. This bifurcation results in the establishment of a note discount equal to the estimated value of the warrants and a corresponding charge to additional paid-in capital. The value of the warrant is valued at the issue date using the Black-Scholes valuation model. This model uses estimates of volatility, risk free interest rate and the expected term of the warrants, along with the current market price of the Company’s common stock, to estimate the value of the warrants.

The Company used the following assumptions to estimate the fair value of the warrants that were issued in conjunction with the Secured Promissory Notes sold by the company during the three months ended March 31, 2014:

Expected volatility	70.80% - 71.05%
Expected dividend yield	0%
Expected term	2.5 years
Risk-free interest rate	0.78 - .91%
Market price of common stock	$0.47 – $0.53

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

Inventory valuation

The Company’s inventory is stated at the lesser of cost or market, with cost computed on an average cost method which approximates the first-in, first-out basis. Provision is made for obsolete, slow moving or defective items where appropriate. This estimated valuation requires that management make certain judgments about the likelihood that specific inventory items may have minimal or no realizable value in the future. These judgments are based on the current quantity of the item on hand compared to historical sales volumes, potential alternative uses of the products and the age of the inventory item.

Revenue recognition and allowance for doubtful accounts

The Company recognizes revenue from the sale of its Smart Sponge® and Smart Sponge Plus products which can be sold separately or as part of engineered systems such as an end-of-pipe vault or other larger multi-product treatment system. There are four factors that the Company uses to determine the appropriate timing of the recognition of revenue for product sales. Three of these factors (evidence of arrangement exists, delivery occurs and fee is fixed or determinable) are generally factual considerations that are not subject to material estimates or assumptions. The fourth factor involves judgment regarding the collectability of the sales price. The Company also provides engineering services on some engineered solutions. Revenue from design services are recognized at the time the engineering services are completed. In 2013, the Company entered into an agreement whereby it earns revenue related to various project tasks including design, installation and maintenance activities. The Company accounts for this project using the percentage-of-completion method and makes estimates of the completion percentages based on the costs actually incurred. The Company recognizes shipping and handling fees as revenue and the related expenses as a component of cost of sales. All internal handling charges are charged to selling, general and administrative expenses.

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

The following table summarizes the weighted average of fair value and the significant assumptions used in applying the Black-Scholes model for options granted during the three months ended March 31, 2014:

Weighted average of fair value for options granted	$0.25
Weighted average assumptions used:
Expected dividend yield	0.0%
Expected volatility	67.1%
Risk-free interest rate	1.66%
Expected life (in years)	4.98
Exercise Price	$0.45

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On February 28, 2013, the Company filed a complaint (the “Complaint”) with the Superior Court of the State of Arizona against Arctech, Inc. (“Arctech”) arising from the Company’s License, Supply and Distribution Agreement with Arctech, dated June 6, 2012 (the “Agreement”). The Complaint claims that, due to fraudulent misrepresentations and omissions made by Arctech regarding the performance of their Humasorb technology, which technology is the subject of the Agreement, the Agreement should be declared null, void, unenforceable, and should be rescinded, such that the Company and Arctech should be placed in their respective positions prior to the execution of the Agreement. The Complaint also requests that the Company should be awarded damages and attorney’s fees in an amount to be determined at trial. Prior to filing the Complaint, the Company made payments of $75,000 to Arctech which, under the terms of the Agreement, were to be credited against certain products and services to be provided to the Company by Arctech. On April 4, 2013, Arctech filed with the court a response to the complaint largely denying the Company’s claims and making certain counterclaims alleging that the Company had breached the Agreement by not making certain periodic payments to Arctech as specified in the Agreement, that Arctech had suffered damages of at least $220,000 as a result and that Arctech should be awarded damages, attorney’s fees, costs and interest in an amount to be determined at trial. On February 28, 2014, Arctech filed a motion to amend its counterclaim to assert other claims against the Company. The Company believes it has meritorious defenses and is aggressively defending its position regarding this matter.

Item 1A. Risk Factors.

As a smaller company, as defined by Rule 12-b of the Exchange Act, we are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In March, 2014, the Company initiated an offering for up to $2 million in a multi-advance credit facility (the “Facility”). Participants in the offering received a secured promissory note for each advance of funds made under the Facility and an accompanying warrant for the purchase of the number of shares of ABHD common stock equal to 20% of the amount advanced divided by a share price of $0.40 (one-half (½) share of ABHD common stock per dollar of funds advanced). The secured promissory notes have an interest rate of 7.5% per annum, mature on the 12-month anniversary of the issuance date and are secured by substantially all of the assets of the Company. The warrants issued with the secured promissory notes have an exercise price of $0.45 per share and expire five (5) years from the date of grant. The Company may extend the maturity date of the secured promissory notes up to two times by 90 days each. If the first extension option is exercised, the interest rate will increase to 9.5% per annum. If the second extension option is exercised, the interest rate will increase to 11.5% per annum. The number of warrant shares that note holders will be entitled to under the terms of the warrants issued by the Company in connection with this offering will be increased by 10% for each extension option exercised by the Company. As of March 31, 2014, the Company had received commitments to fund up to $875,000 dollars under the Facility and had received advances of $875,000 for which it has issued secured promissory notes and accompanying warrants for the purchase of 437,500 shares of ABHD common stock. The Company issued the warrants pursuant to the exemption contained in Section 4(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits.

Exhibit Number	Name

31.1 *	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)

31.2 *	Rule 13a-14(d)/15d-14(d) Certification (Principal Financial Officer)

32 **	Section 1350 Certifications

101.INS***	XBRL Instance Document
101.SCH ***	XBRL Taxonomy Extension Schema Document
101.CAL ***	XBRL Taxonomy ExtensionCalculation Linkbase Document
101.DEF ***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB ***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE ***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith
***	Furnished herewith. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABTECH HOLDINGS, INC.
(Registrant)

Date: May 15, 2014	By:	/s/ Glenn R. Rink
Glenn R. Rink
Chief Executive Officer, President, and Director

Date: May 15, 2014	By:	/s/ Lane J. Castleton
Lane J. Castleton
Chief Accounting Officer, Chief Financial Officer, Vice President and Treasurer

