Form 10-Q
period 2014-06-30
Abtech Holdings, Inc.
filed 2014-08-14
CIK 1405858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014

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

☐	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer (Do not check if smaller reporting company)	☒	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 12, 2014
Common stock, $.001 par value	67,883,879

ABTECH HOLDINGS, INC.

FORM 10-Q

June 30, 2014

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

Explanatory Note

As used in this Quarterly Report on Form 10-Q, “we,” “us,” “our,” “ABHD” and the “Company” refer to Abtech Holdings, Inc.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The December 31, 2013 consolidated balance sheet included in this Quarterly Report on Form 10-Q was derived from audited financial statements but does not include all disclosures required by GAAP. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2014. For further information, refer to the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ABTECH HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2014 (Unaudited)	December 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$631,900	$1,212,984
Accounts receivable – trade, net	58,448	178,307
Inventories, net	521,279	403,439
Deferred charges, net	156,305	109,721
Prepaid expenses and other current assets	34,706	33,194
Total current assets	1,402,638	1,937,645

Fixed assets, net	69,616	60,423
Security deposits	33,940	33,940
Deferred charges, net	49,162	105,389
Total assets	$1,555,356	$2,137,397

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable	$657,599	$688,469
Accounts payable – related party	5,963	5,911
Loans from stockholders	9,000	9,000
Notes payable, net of discounts	1,846,639	500,000
Convertible promissory notes	750,000	250,000
Capital lease obligation – current portion	3,696	3,927
Customer deposits	2,242	43,192
Accrued interest payable	200,605	36,062
Accrued expenses	387,936	315,724
Total current liabilities	3,863,680	1,852,285

Due to related party	87,653	90,564
Convertible promissory notes – non-current portion, net of discounts	3,119,295	2,996,237
Capital lease obligation – non-current portion	694	2,727
Total liabilities	7,071,322	4,941,813

Commitments and contingencies

Stockholders’ deficiency
Common stock, $0.001 par value; 300,000,000 authorized shares; 67,883,879 shares issued and outstanding at June 30, 2014 and December 31, 2013	67,883	67,883
Additional paid-in capital	43,754,312	43,372,392
Non-controlling interest	(2,468,024)	(2,151,627)
Accumulated deficit	(46,870,137)	(44,093,064)
Total stockholders’ deficiency	(5,515,966)	(2,804,416)
Total liabilities and stockholders’ deficiency	$1,555,356	$2,137,397

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABTECH HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months ended June 30		Six Months ended June 30
	2014	2013	2014	2013

Net revenues	$182,570	$134,066	$257,828	$233,603

Cost of revenues	119,990	91,597	223,204	190,317
Gross profit	62,580	42,469	34,624	43,286

Operating expenses
Selling, general and administrative	1,008,903	1,272,057	1,995,447	2,518,818
Research and development	410,035	221,683	743,500	391,079
Total operating expenses	1,418,938	1,493,740	2,738,947	2,909,897

Operating loss	(1,356,358)	(1,451,271)	(2,704,323)	(2,866,611)

Other income (expense)
Interest expense	(222,549)	(13,260)	(389,232)	(25,122)
Other income	23	161	85	768
Total other income (expense), net	(222,526)	(13,099)	(389,147)	(24,354)

Net loss before income taxes	(1,578,884)	(1,464,370)	(3,093,470)	(2,890,965)

Provision for income taxes	-	-	-	-

Net loss	(1,578,884)	(1,464,370)	(3,093,470)	(2,890,965)

Net loss attributable to non-controlling interest	(155,806)	(182,133)	(316,397)	(370,648)

Net loss attributable to controlling interest	$(1,423,078)	$(1,282,237)	$(2,777,073)	$(2,520,317)

Basic and diluted loss per common share	$(0.02)	$(0.02)	$(0.04)	$(0.04)

Basic and diluted weighted average number of shares outstanding	67,883,879	67,198,990	67,883,879	65,965,103

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABTECH HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30,

	2014	2013
Operating Activities
Net loss	$(3,093,470)	$(2,890,965)
Adjustments to reconcile net loss to net cash used in operating activities Depreciation	14,224	14,667
Common stock issued for services rendered	-	67,800
Stock-based compensation expense	180,779	169,796
Accrued interest converted to common stock	-	36,736
Note discount amortized as interest	162,040	1,475
Deferred charges expensed as interest	59,441	5,064
Changes in operating assets and liabilities:
Accounts receivable	119,859	(83,674)
Inventories	(117,840)	(50,897)
Prepaid expenses and other current assets	(1,512)	(15,879)
Accounts payable	(30,818)	115,517
Customer deposits	(40,950)	12,779
Accrued interest payable	164,543	(21,401)
Accrued expenses	72,212	89,588
Net cash used in operating activities	(2,511,492)	(2,549,394)

Investing Activities
Purchases of fixed assets	(23,417)	(17,149)
Net cash used in investing activities	(23,417)	(17,149)

Financing Activities
Proceeds from notes payable	2,000,000	250,000
Payment of loan issuance costs	(41,000)
Repayments under capital lease obligation	(2,264)	(1,847)
Net decrease in due to related party	(2,911)	(2,778)
Net cash provided by financing activities	1,953,825	245,375

Net change in cash and cash equivalents	(581,084)	(2,321,168)
Cash and cash equivalents at beginning of period	1,212,984	2,543,898
Cash and cash equivalents at end of period	$631,900	$222,730

Supplemental cash flow information:
Cash paid for interest	$3,207	$2,612
Cash paid for income taxes	-	-
Non-cash investing and financing activities:
Common stock issued for conversion of debt, including accrued interest	$-	$1,892,736
Warrants issued with debt	$192,344	$-
Warrants issued to placement agent recorded as deferred charges	$8,797	$-

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

AbTech Industries, Inc. (“AbTech”), a Delaware corporation with an authorized capital of 15,000,000 shares of $0.01 par value common stock and 5,000,000 shares of $0.01 par value preferred stock, was acquired by ABHD in a reverse acquisition transaction on February 10, 2011 (the “Merger”). The preferred stockholders of AbTech that elected not to convert and exchange their shares for ABHD common shares, represent the non-controlling interest shown on the Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013.

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

In May, 2012, the Company formed a subsidiary, AEWS Engineering, LLC (“AEWS”), an independent civil and environmental engineering firm, established to provide engineering and technology innovation to the water infrastructure sector. AEWS is owned 80% by the Company and 20% by Bjornulf White, the President of AEWS and Executive Vice President of AbTech. Under the AEWS operating agreement, the Company will fund the initial start-up costs of AEWS. Any future profits will be allocated first to those members that have funded prior losses (AbTech) and then to members in proportion to their membership interests. Accordingly, the operations of AEWS for the periods reflected in these condensed consolidated financial statements are allocated 100% to the Company. AEWS has an office located in Raleigh, North Carolina and its operations since have been focused on setting up the business and pursuing new business opportunities.

The Company has also formed a new wholly-owned subsidiary in the United Kingdom, AbTech Industries (UK) Limited (“AbTech UK”). The Company intends to use this subsidiary to conduct operations in the UK and potentially other European countries, however, as of June 30, 2014, AbTech UK had not initiated operations and had no financial transactions.

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

The condensed consolidated financial statements as of June 30, 2014 and for the three and six month periods ended June 30, 2014 and June 30, 2013 are unaudited and, in the opinion of the Company’s management, include all adjustments necessary for a fair presentation of such condensed consolidated financial statements. Such adjustments are of a normal recurring nature.

Use of Estimates – The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

In 2014 and 2013, the Company recognized revenue from the sale of its Smart Sponge® and Smart Sponge Plus products, including Ultra-Urban® Filters, Line Skimmers, Passive Skimmers and Smart Paks®. The Smart Paks are usually sold as a component of an engineered system such as an end-of-pipe vault or other larger multi-product treatment train. The Company provides engineering design services on some engineered solutions. Revenue from design services are recognized at the time the engineering services are completed.

In 2013, the Company entered into a contract arrangement whereby it earns revenue for multiple deliverables including, engineering services, installation of storm water treatment systems and maintenance activities. The Company accounts for the contract deliverables related to installation and construction using the percentage-of-completion method and makes estimates of the completion percentages based on the costs and hours actually incurred to complete each project task. The contract deliverables related to pre-construction engineering services and post-construction maintenance services, are handled as separate units of accounting with the revenue allocated by the contract to each separate unit of accounting recognized as the respective services are actually performed. To date, only the pre-construction engineering services have been performed under the contract.

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

Net Loss Per Share – Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. The calculation of basic loss per share gives retroactive effect to the recapitalization related to the reverse acquisition of AbTech by ABHD. The Company has other potentially dilutive securities outstanding that are not shown in a diluted net loss per share calculation because their effect in both 2014 and 2013 would be anti-dilutive. The following chart lists the securities as of June 30, 2014 and 2013 that were not included in the computation of diluted net loss per share because their effect would have been antidilutive:

	Common Shares
	June 30, 2014 Unaudited	June 30, 2013 Unaudited
Options to purchase common stock	9,218,863	9,587,958
Warrants to purchase common stock	8,416,800	7,124,839
Convertible promissory notes	7,856,722	685,714
Convertible preferred stock in AbTech	6,457,467	6,457,467
	31,949,852	23,855,978

Recent Accounting Pronouncements – In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers,” which provides guidance for revenue recognition. The guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes the most current revenue recognition guidance. The guidance is effective for the Company beginning the first quarter of fiscal 2017. The Company is currently evaluating this ASU and its potential impact on the Company’s financial statements.

NOTE 3 – INVENTORIES

The Company uses a perpetual inventory system and periodic physical test counts to determine inventory amounts at interim balance sheet dates. Inventories are stated at the lower of cost or market, with cost computed on an average cost method which approximates the first-in, first-out basis.

	June 30, 2014 (Unaudited)	December 31, 2013
Raw materials	$84,780	$88,191
Work in process	497,995	370,969
Finished goods	48,504	54,279
Reserve for obsolescence	(110,000)	(110,000)
Total	$521,279	$403,439

NOTE 4 – GOING CONCERN

These unaudited condensed consolidated financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs, which raises doubts about the ability of the Company to continue as a going concern. In order to continue as a going concern, the Company will need to generate additional revenue and obtain additional capital to fund its operating losses and service its debt. Management of the Company has developed a strategy, which it believes will accomplish this objective through revenue growth and additional funding, which will enable the Company to operate for the coming year. In June 2013, the Company entered into an equity line of credit agreement with Dutchess Opportunity Fund, II, LP (“Dutchess”) whereby Dutchess is irrevocably committed to purchase from the Company up to $2 million of ABHD common stock over the course of the 36 month period ending September 9, 2016. As of June 30, 2014, the Company had made no draws on the equity line of credit and the full committed amount remains available for draw. However, even with this funding commitment in place, there can be no assurance that the Company’s overall efforts will be successful. As a result, the Company’s independent registered public accounting firm has expressed an uncertainty about the Company’s ability to continue as a going concern in their opinion attached to the Company’s audited financial statements for the year ended December 31, 2013. These condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 5 – RELATED PARTY TRANSACTIONS

Accounts payable, related party – At June 30, 2014, “Accounts payable – related party” represents amounts due to various officers of the Company for reimbursable travel expenses and $5,467 for advertising and sponsorship fees due to a non-profit organization of which the president of the Company is a director. At December 31, 2013, “Accounts payable – related party” represents amounts due to various officers of the Company for travel expenses.

Accrued expenses – At June 30, 2014 and December 31, 2013, accrued expenses included $144,750 and $77,250, respectively, for fees due to directors of the Company for their services as directors.

NOTE 6 – PROMISSORY NOTES

Convertible Promissory Notes

At June 30, 2014, the Company had promissory notes outstanding of $4,250,000, convertible into shares of the Company’s common stock. The conversion rate (stated in terms of the conversion rate into shares of ABHD common stock), interest rate and maturity dates of the notes outstanding at June 30, 2014, are shown in the table below:

Type of Financing	Principal Amount	Interest Rate	Conversion Rate	Maturity Date
Related Party
Secured Convertible Notes	$3,500,000	6.5%	$0.53	12/6/2015
Convertible Notes	250,000	6.5%	$0.53	8/31/2014
Convertible Notes	500,000	6.5%	$0.64	8/31/2014
Total	$4,250,000

The Secured Convertible Notes of $3,500,000 were issued in December 2013 and are shown in the financial statements net of discount of $380,705 related to the issuance of warrants and the beneficial conversion feature associated with the Secured Convertible Notes. The discount is amortized under the effective interest method over the 24 month term of the promissory notes. Interest expense related to the amortization of the discount on the Secured Convertible Notes for the six months ended June 30, 2014 was $123,058. The Secured Convertible Notes have a security interest in all of the personal property and other assets of the Company that is junior to the security interest of the Secured Promissory Notes issued by the Company in March through May 2014 (see NOTE 9 – PRIVATE PLACEMENTS).

The Convertible Notes represent two, short-term notes issued in 2013. The original maturity dates of these notes have been extended to August 31, 2014. In addition, the $500,000 note was originally issued without the conversion feature that was added to the note in January 2014.

Notes Payable

At June 30, 2014, the Company had seven Secured Promissory Notes outstanding aggregating $2,000,000. These non-convertible, Secured Promissory Notes, issued in a private placement in March through May 2014 (see NOTE 9 – PRIVATE PLACEMENTS), mature on the 12 month anniversary of their issuance date, have an interest rate of 7.5% per annum and have a security interest in all of the personal property and other assets of the Company that is senior to any other security interest. The Company may extend the maturity date of the Secured Promissory Notes up to two times by 90 days each. If the first extension option is exercised, the interest rate will increase to 9.5% per annum. If the second extension option is exercised, the interest rate will increase to 11.5% per annum. The Secured Promissory Notes are shown in the June 30, 2014 financial statements as notes payable, net of discounts of $153,361 related to the warrants issued with the Secured Promissory Notes. The discount is amortized under the effective interest method over the 12 month term of the Secured Promissory Notes. Interest expense related to the amortization of the discount on the Secured Promissory Notes for the six months ended June 30, 2014 was $38,982. Use of the extension of the due dates was deemed unlikely by management as of June 30, 2014.

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

NOTE 8 – STOCKHOLDERS’ DEFICIENCY

Paid-in capital for the six-months ended June 30, 2014 increased by $180,779 for the value of stock based compensation attributable to options vesting during the period and $201,141 for the value of warrants issued with the offering of Secured Promissory Notes in March through May 2014.

During the six-months ended June 30, 2014, the Company granted 320,000 stock options to new directors of the Company as compensation for their service as directors. 80,000 of these options are performance-based and will only vest if certain performance objectives are met during 2014. The other options vest over a four-year period. In addition, the company granted 124,000 stock options to three consultants during the period. These options vest over a 2-3 year period. The compensation expense for the options granted will be recognized as the options vest based on the estimated fair value of the options granted as determined by the Black-Scholes option pricing model. The following table summarizes the significant assumptions used in applying the Black-Scholes model for the options granted during the six-months ended June 30, 2014.

Weighted fair value per share of options granted	$0.25
Weighted average assumptions used:
Expected dividend yield	0.0%
Expected volatility	67.1%
Risk-free interest rate	1.66%
Expected term in years	4.98
Exercise price	$0.45

The Company used the following assumptions to estimate the fair value of the warrants that were issued in conjunction with the Secured Promissory Notes sold by the Company in March through May 2014:

Expected volatility	67.18% - 71.05%
Expected dividend yield	0%
Expected term	2.5 years
Risk-free interest rate	0.79% - 0.91%
Market price of common stock	$0.40 - $0.53

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

NOTE 9 – PRIVATE PLACEMENTS

In March, 2014, the Company initiated an offering for up to $2 million in a multi-advance credit facility (the “Facility”). Participants in the offering received a secured promissory note (“Secured Note”) for each advance of funds made under the Facility and an accompanying warrant for the purchase of the number of shares of ABHD common stock equal to 20% of the amount advanced divided by a share price of $0.40. The Secured Notes have an interest rate of 7.5% per annum, mature on the 12-month anniversary of the issuance date and are secured by substantially all of the assets of the Company. The warrants issued with the Secured Notes have an exercise price of $0.45 per share and expire five (5) years from the date of grant. The Company may extend the maturity date of the Secured Notes up to two times by 90 days each. If the first extension option is exercised, the interest rate will increase to 9.5% per annum. If the second extension option is exercised, the interest rate will increase to 11.5% per annum. The number of warrant shares that note holders will be entitled to under the terms of the warrants issued by the Company in connection with this offering will be increased by 10% for each extension option exercised by the Company. As of June 30, 2014, the Company had received the full $2 million of funding under the Facility for which it has issued Secured Notes and accompanying warrants for the purchase of 1,000,000 shares of ABHD common stock. The Company paid a placement agent involved with the offering a cash placement fee equal to $41,000 and a warrant to purchase 58,571 shares of the Company’s common stock (the “PA Warrant”). The PA Warrant has an exercise price of $0.45 per share, expires 5 years from the date of issuance and is in the same form as the warrants issued to investors in the Facility except that the PA Warrant includes a “net issuance” cashless exercise feature. The value of these warrants was estimated by applying the Black Scholes model and amounted to $8,797 upon grant which amount was recorded as a deferred financing charge and is being amortized as interest expense over the term of the Secured Notes.

NOTE 10 – LITIGATION AND CONTINGENCIES

In July 2014, the Company settled litigation with Arctech, Inc. (“Arctech”) arising from the Company’s License, Supply and Distribution Agreement with Arctech, dated June 6, 2012 (the “Agreement”). As a result of the settlement, the Agreement has been terminated and declared void with AbTech and Arctech mutually relinquishing, releasing, and discharging any and all of their claims, rights, or interests of any kind or nature to the Agreement or any products or services previously provided pursuant to the Agreement. In addition, all claims in the litigation have been dismissed with prejudice.

In July 2010, AbTech received approval from the U.S. Environmental Protection Agency (“EPA”) of a time limited registration of its antimicrobial Smart Sponge Plus material under the Federal Insecticide, Fungicide and Rodenticide Act, which was conditioned upon AbTech submitting additional data regarding the active ingredient in Smart Sponge Plus to the EPA by July 1, 2011. Subsequently, the EPA granted additional extensions of the time-limited registration to December 31, 2014. Provided that the data is submitted before the expiration of the time-limited registration and is acceptable to the EPA, the time-limited condition of the registration will be lifted and the registration will be effective without a time limitation. The Company continues to work with the EPA to meet the conditions to achieve unconditional registration approval, however, it is possible that the Company could be prevented from selling Smart Sponge Plus products if the requested waiver is not granted by the EPA prior to the expiration of the time-limited registration, and the EPA does not grant additional extensions. While the Company would be able to continue to sell regular Smart Sponge products that do not include the antimicrobial agent, the inability to sell Smart Sponge Plus products could have a significant adverse effect on the Company’s prospects for revenue growth.

NOTE 11 – SUBSEQUENT EVENTS

On August 5, 2014, AbTech entered into a Patent License Agreement (the “License Agreement”) with Synanomet, LLC, an Arkansas-based private company (“Synanomet”) that holds exclusive patent rights from the University of Arkansas at Little Rock, regarding the use of certain patented nanostructured materials for heavy metals removal. Under the License Agreement, AbTech will have the exclusive use of the licensed technology for stormwater and produced water treatments, including the oil and gas and mining fields, and the non-exclusive use for other industrial wastewater applications. AbTech will pay a royalty to Synanomet based on the gross sales price of licensed products sold by AbTech. In conjunction with the License Agreement, AbTech also entered into a Manufacturing and Supply Agreement (“MSA”) and a Research and Development Agreement (“RDA”) with Synanomet. Under the MSA, AbTech will manufacture the licensed products for its own use and for use by Synanomet. Under the RDA, AbTech has agreed to fund additional, specifically defined research and development work in connection with the licensed technology that will be coordinated by Synanomet.

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

Overview

Management is focused on establishing ABHD and its subsidiaries as a reliable provider of water treatment solutions in the emerging markets for the treatment of stormwater runoff, produced water from oil and gas extraction and mining operations, and other industrial water applications. ABHD is the parent holding company. Its subsidiary, AbTech, is the operating company that manufactures and sells water treatment products, many of which incorporate its patented Smart Sponge technology. ABHD’s other operating subsidiary, AEWS, provides engineering services to assist government and industry in developing effective solutions to their specific water treatment needs. ESC is a dormant subsidiary that holds a patent regarding a sensor array technology designed to detect impurities in water flows. This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based on the consolidated operations of ABHD and its subsidiaries.

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

Results of Operations

Comparison of the six months ended June 30, 2014 and 2013

Revenues

Revenues for the six months ended June 30, 2014 increased by $24,225 (10%), compared to revenues in the same period of the prior year. The increase in revenue was largely due to approximately $39,000 of revenue in June of 2014 related to a customer deposit received in 2009 that was forfeited by the customer. During the first half of 2014 the Company recognized approximately $21,000 of revenue on the stormwater project in Nassau County. While this project is expected to eventually generate up to $12 million in revenue, activities on this project in the first half of 2014 were limited to planning and site selection services in the first phase of the project. The Company continues to face challenges in moving other projects forward in the face of continued funding constraints for new municipal and federal facility stormwater projects and the complexities of developing public private partnerships (“P3s”) for large municipal projects. The Company continues to focus its efforts on large projects that could have a significant impact on revenue and is pursuing contracts with several targeted municipalities that are currently planning major stormwater treatment projects. The Company is also moving forward with its efforts to field validate its technologies for treating produced water in the oil and gas industry. In March and April of 2014, the Company conducted a field test of a mobile, trailer mounted system for treating produced water at a disposal well site in Texas. The Company is using the validated results from this field test to market its technology to various entities endeavoring to treat the water produced and used in the exploration and extraction of oil and gas. The Company has also launched its sales efforts with the DieselPure technology that provides a mechanism to treat stored biodiesel fuel which becomes contaminated with water during normal storage. The Company hopes to begin receiving orders for these products in the third quarter of 2014.

Gross Margin

The Company’s gross margin on sales was 13% for the six months ended June 30, 2014 compared to 19% for the same period of 2013. The gross margin in the second quarter of 2014 improved significantly following a first quarter gross margin of negative 37% which was adversely affected by low levels of production and the consequent costs of underutilized manufacturing capacity. The improved gross margin in the second quarter of 2014 was the result of increased production levels and the recognition of revenue from forfeited customer deposits that carried no corresponding cost. The Company operated at approximately 2% of operating capacity for the six months ended June 30, 2014 and expect that excess production capacity will continue to adversely affect gross margins until product sales increase with a corresponding increase in product manufacturing.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased by approximately $523,000 or 21% in the first half of 2014 as compared to the same period in 2013. These decreases were due primarily to a reduction in the number of employees and the consequent cost savings of approximately $175,000 for payroll expenses and $48,000 for travel related expenses. The Company’s auditing and legal fees decreased in the first half of 2014 by approximately $32,000 and $65,000, respectively, due to the elimination of the costs associated with multiple SEC registration filings that occurred in 2013. Other cost savings in the first half of 2014 compared to the same period of 2013 resulted from the Company disengaging several of its outside consultants used for public relations ($68,000), government affairs ($24,000), business development ($55,000), website development ($26,000) and investor relations ($25,000).

Research and development expenses

Research and development (“R&D”) expenses increased by approximately $352,000 (90%) for the six month period ended June 30, 2014 as compared to the same period of the prior year. The higher R&D expenses in 2014 were primarily attributable to field testing work conducted with the Company’s mobile, produced water treatment system in Texas. These field testing costs totaled approximately $247,000 during the first half of 2014. The Company also increased its expenses in the first half of 2014 for consultants working on new technologies ($35,000) and university sponsored research projects ($12,000).

Other income (expense)

Interest expense increased substantially for the six months ended June 30, 2014 as compared to the same period of 2013 due to interest costs related to the $3.5 million of Secured Convertible Promissory Notes issued in December 2013 and the $2 million of Secured Promissory Notes issued in March through May of 2014. The various components of interest expense that accounted for the increase are summarized in the table below:

Interest Components	2014	2013
1. Interest accrued on notes outstanding and other finance charges	$167,751	$18,583
2. Amortization of the note discount created by the bifurcation of the value of the warrants issued with promissory notes	162,040	1,475
3. Amortization of deferred financing costs related to private offerings of debt	59,441	5,064
TOTAL INTEREST EXPENSE	$389,232	$25,122

Comparison of the three months ended June 30, 2014 and 2013

Revenues

Revenues for the three months ended June 30, 2014 increased by $48,504 (36%) compared to revenues in the same period of the prior year. The increase in revenue was largely due to approximately $39,000 of revenue in June of 2014 related to a customer deposit received in 2009 that was forfeited by the customer. The second quarter of 2014 also included approximately $10,000 of revenue related to the project in Nassau County. There were no revenues related to the Nassau County project in the second quarter of 2013.

Gross Margin

The Company’s gross margin on sales of 34% for the three months ended June 30, 2014 was slightly higher than the gross margin of 32% reported for the same period of the prior year and significantly higher than the gross margin of negative 37% reported for the first quarter of 2014. This improvement in gross margins in the second quarter of 2014 is the result of the revenue recognized from the forfeited customer deposit, which carried no corresponding cost. While production levels were slightly higher in the second quarter of 2014, the gross margin percentage was still adversely affected by the amount of unabsorbed production costs being charged to cost of sales. In the second quarter of 2014, the Company operated at approximately 2% of capacity.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased by approximately $263,000 or 21% for the three months ended June 30, 2014 as compared to the same period in 2013. These decreases were due primarily to a reduction in the number of employees and the consequent cost savings of approximately $56,000 for payroll expenses and $17,000 for travel related expenses. The Company’s auditing and legal fees decreased in the second quarter of 2014 by approximately $13,000 and $39,000, respectively, due to the elimination of the costs associated with multiple SEC registration filings that occurred in 2013. Other cost savings in the second quarter of 2014 compared to the same period of 2013 resulted from the Company disengaging several of its outside consultants for public relations ($33,000), government affairs ($13,000), website development ($18,000) and investor relations ($7,000).

Research and development

Research and development (“R&D”) expenses increased by approximately $188,000 (85%) for the three month period ended June 30, 2014 as compared to the same period of the prior year. The higher R&D expenses in 2014 were primarily attributable to field testing work conducted with the Company’s mobile, produced water treatment system in Texas. These field testing costs totaled approximately $119,000 during the second quarter of 2014. The Company also increased its expenses in the second quarter of 2014 for consultants working on new technologies ($35,000) and university sponsored research projects ($14,000).

Other income (expense)

Interest expense increased substantially for the three months ended June 30, 2014 as compared to the same period of 2013 due to interest costs related to the $3.5 million of Secured Convertible Promissory Notes issued in December 2013 and the $2 million of Secured Promissory Notes issued in March through May of 2014. The various components of interest expense that accounted for the increase are summarized in the table below:

Interest Components	2014	2013
1. Interest accrued on notes outstanding and other finance charges	$94,199	$9,254
2. Amortization of the note discount created by the bifurcation of the value of warrants issued with promissory notes	96,002	1,474
3. Amortization of deferred financing costs related to private offerings of debt	32,348	2,532
TOTAL INTEREST EXPENSE	$222,549	$13,260

Liquidity and Capital Resources

Liquidity

As of June 30, 2014, the Company had a working capital deficiency of approximately $2,461,000 compared to a working capital surplus of approximately $85,000 at December 31, 2013. The change from a working capital surplus to a deficiency is primarily attributable to the use of cash for operations and the $2,000,000 of short term debt taken on by the Company in March through May of 2014. The Company’s cash balance decreased from $1,212,984 at December 31, 2013 to $631,900 at June 30, 2014. This June 30, 2014 cash balance represents less than two months of the Company’s historical monthly cash used for operations and evidences the Company’s need to raise additional capital in the short-term.

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

Operations in the first half of 2014 were funded by the funds received from the issuance of $3.5 million of Secured Convertible Promissory Notes in December 2013 and the sale of $2 million of short-term secured promissory notes (non-convertible) in March through May of 2014.

The Company also has a $2,000,000 equity line of credit (“ELOC”) available pursuant to an agreement it entered into in June 2013 with Dutchess Opportunity Fund, II, LP (“Dutchess”) whereby Dutchess is irrevocably committed to purchase up to $2 million of ABHD common stock from the Company over the course of 36 months. The aggregate number of shares issuable by the Company and purchasable by Dutchess under the ELOC is limited by the dollar amount sold, in this instance no more than $2 million, and will depend upon the trading price of the Company’s shares. The purchase price will be set at ninety-seven percent (97%) of the lowest daily volume weighted average price of the Company’s common stock during the five consecutive trading days beginning on the date of the applicable put. The Company may draw on the ELOC from time to time, as and when it determines appropriate in accordance with the terms and conditions of the Investment Agreement. The Company has no obligation to utilize the full amount available under the ELOC. As of June 30, 2014, the Company had made no draws on the ELOC.

Comparison of cash flows for the six months ended June 30, 2014 and 2013

Operating Activities

The Company had negative cash flows from operations for the six months ended June 30, 2014 of approximately $2,511,000. Although the Company’s net loss for the six months ended June 30, 2014 was approximately $203,000 greater than the net loss for the same period in the prior year, the cash used in operations was nearly the same in both periods reflecting the increase in noncash expenses in 2014 for items such as accrued expenses ($72,000) and interest expense, including a $165,000 increase in accrued interest and a $221,000 increase in interest expense resulting from the amortization of note discounts and deferred financing charges. Cash flows from operations were also favorably affected in the first half of 2014 by a $120,000 reduction in accounts receivable, although this benefit was largely offset by a $118,000 increase in inventories as the Company replenished its stock of polymer raw materials during the period.

Investing Activities

The Company had approximately $23,000 of capital expenditures for the six months ended June 30, 2014 compared to $17,000 for the same period of 2013. As of June 30, 2014, the Company had no commitments for any material future capital expenditures. However, if the Company is successful in achieving significant sales growth in the second half of 2014, it may need to expand its manufacturing capacity or outsource some of its manufacturing. The Company is currently considering both options.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2014 amounted to approximately $1,954,000 compared to cash provided by financing activities of approximately $245,000 in the same period of 2013. The primary financing source of cash in the first half of 2014 was the issuance of $2,000,000 of secured promissory notes. During the first half of 2013, the Company’s only significant financing activity was the issuance of a $250,000 promissory note.

Going Concern and Management’s Plans

The accompanying condensed consolidated financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As discussed in Note 4 to the accompanying condensed consolidated financial statements, we have not achieved a sufficient level of revenues to support our business and have suffered substantial recurring losses from operations since our inception. These factors raise substantial doubt about the Company’s ability to continue operations as a going concern. As such, the Company’s independent registered public accounting firm has expressed an uncertainty about the Company’s ability to continue as a going concern in their opinion attached to the Company’s audited financial statements for the year ended December 31, 2013. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustment that might be necessary should the Company be unable to continue as a going concern. Management believes that the Company’s ability to continue as a going concern will be dependent on its ability to generate significant sales growth in the short term and raise additional capital. The Company’s ability to achieve these objectives cannot be determined at this time. Management’s plans in regard to these matters are described in Note 4 to the accompanying condensed consolidated financial statements. If the Company is unable to generate significant sales growth in the near term and raise additional capital, there is a risk that the Company could default on debt maturing during 2014, and could be required to significantly reduce the scope of its operations if no other means of financing operations are available.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on ABHD’s condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported net sales and expenses during the reporting periods. On an ongoing basis, management evaluates these estimates and assumptions. Management bases the estimates on historical experience and on various other factors that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

The Company used the following assumptions to estimate the fair value of the warrants that were issued in conjunction with the Secured Promissory Notes sold by the company during the six months ended June 30, 2014:

Expected volatility	70.80% - 71.05%
Expected dividend yield	0%
Expected term	2.5 years
Risk-free interest rate	0.79 - 0.91%
Market price of common stock	$0.40 - $0.53

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

In 2014 and 2013, the Company recognized revenue from the sale of its Smart Sponge® and Smart Sponge Plus products, including Ultra-Urban® Filters, Line Skimmers, Passive Skimmers and Smart Paks®. The Smart Paks are usually sold as a component of an engineered system such as an end-of-pipe vault or other larger multi-product treatment train. The Company provides engineering design services on some engineered solutions. Revenue from design services are recognized at the time the engineering services are completed.

In 2013, the Company entered into a contract arrangement whereby it earns revenue for multiple deliverables including, engineering services, installation of storm water treatment systems and maintenance activities. The Company accounts for the contract deliverables related to installation and construction using the percentage-of-completion method and makes estimates of the completion percentages based on the costs and hours actually incurred to complete each project task. The contract deliverables related to pre-construction engineering services and post-construction maintenance services, are handled as separate units of accounting with the revenue allocated by the contract to each separate unit of accounting recognized as the respective services are actually performed.

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

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowances are calculated based on a detailed review of individual customer accounts, historical rates and an estimation of the overall economic conditions affecting the Company’s customer base. The Company reviews a customer’s credit history before extending credit. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company charges off uncollectible receivables when all reasonable collection efforts have been exhausted. The allowance for doubtful accounts was $25,000 at June 30, 2014 and December 31, 2013.

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

The following table summarizes the weighted average of fair value and the significant assumptions used in applying the Black-Scholes model for options granted during the six months ended June 30, 2014:

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

Accounting for conversion options and imputed interest

The convertible promissory notes issued by the Company provide the note holders an option to convert the notes into the Company’s common stock at a set price. The value of these options has not been bifurcated from the value of the related notes because management has determined that such bifurcation is not required under GAAP due to the specific terms of the conversion option and management’s estimate that the underlying shares would not be readily convertible into cash. However, whenever such conversion options represent a right to convert at a price that is less than the market price at the date of issuance, the Company imputes the value of such beneficial conversion feature and charges it to interest expense.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

In July 2014, the Company settled litigation with Arctech, Inc. (“Arctech”) arising from the Company’s License, Supply and Distribution Agreement with Arctech, dated June 6, 2012 (the “Agreement”). As a result of the settlement, the Agreement has been terminated and declared void with AbTech and Arctech mutually relinquishing, releasing, and discharging any and all of their claims, rights, or interests of any kind or nature to the Agreement or any products or services previously provided pursuant to the Agreement. In addition, all claims in the litigation have been dismissed with prejudice.

Item 1A. Risk Factors.

As a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In March, 2014, the Company initiated an offering for up to $2 million in a multi-advance credit facility (the “Facility”). Participants in the offering received a secured promissory note (“Secured Note”) for each advance of funds made under the Facility and an accompanying warrant for the purchase of the number of shares of ABHD common stock equal to 20% of the amount advanced divided by a share price of $0.40 (one-half (½) share of ABHD common stock per dollar of funds advanced). The Secured Notes have an interest rate of 7.5% per annum, mature on the 12-month anniversary of the issuance date and are secured by substantially all of the assets of the Company. The warrants issued with the Secured Notes have an exercise price of $0.45 per share and expire five (5) years from the date of grant. The Company may extend the maturity date of the Secured Notes up to two times by 90 days each. If the first extension option is exercised, the interest rate will increase to 9.5% per annum. If the second extension option is exercised, the interest rate will increase to 11.5% per annum. The number of warrant shares that note holders will be entitled to under the terms of the warrants issued by the Company in connection with this offering will be increased by 10% for each extension option exercised by the Company.

As of June 30, 2014, the Company had received the full $2 million of funding under the Facility for which it has issued Secured Notes and accompanying warrants for the purchase of 1,000,000 shares of ABHD common stock. The Company paid the placement agent engaged in connection with the Facility a cash placement fee equal to $41,000 and a warrant to purchase 58,571 shares of the Company’s common stock (the “PA Warrant”). The PA Warrant has an exercise price of $0.45 per share, expires 5 years from the date of issuance and is in the same form as the warrants issued to investors in the Facility except that the PA Warrant includes a “net issuance” cashless exercise feature. The value of these warrants was estimated by applying the Black Scholes model and amounted to $8,797 upon grant which amount was recorded as a deferred financing charge which is being amortized as interest expense over the term of the Secured Notes.

The Company issued the Secured Notes, the warrants, and the PA warrant pursuant to the exemption contained in Section 4(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Name
31.1 *	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)
31.2 *	Rule 13a-14(d)/15d-14(d) Certification (Principal Financial Officer)
32 **	Section 1350 Certifications
101.INS ***	XBRL Instance Document
101.SCH ***	XBRL Taxonomy Extension Schema Document
101.CAL ***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF ***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB ***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE ***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith
***	Furnished herewith. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABTECH HOLDINGS, INC.
(Registrant)

Date: August 14, 2014	By:	/s/ Glenn R. Rink
Glenn R. Rink
Chief Executive Officer, President, and Director

Date: August 14, 2014	By:	/s/ Lane J. Castleton
Lane J. Castleton
Chief Accounting Officer, Chief Financial Officer, Vice President and Treasurer

