Form 10-Q
period 2014-09-30
Abtech Holdings, Inc.
filed 2014-11-14
CIK 1405858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014

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

☐	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer (Do not check if smaller reporting company)	☒	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 12, 2014
Common stock, $.001 par value	67,940,546

ABTECH HOLDINGS, INC.

FORM 10-Q

September 30, 2014

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

Explanatory Note

As used in this Quarterly Report on Form 10-Q, “we,” “us,” “our,” “ABHD” and the “Company” refer to Abtech Holdings, Inc.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The December 31, 2013 consolidated balance sheet included in this Quarterly Report on Form 10-Q was derived from audited financial statements but does not include all disclosures required by GAAP. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2014. For further information, refer to the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ABTECH HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2014 (Unaudited)	December 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$208,229	$1,212,984
Accounts receivable – trade, net	83,494	178,307
Inventories, net	499,907	403,439
Deferred charges, net	156,305	109,721
Prepaid expenses and other current assets	26,681	33,194
Total current assets	974,616	1,937,645

Fixed assets, net	63,779	60,423
Security deposits	33,940	33,940
Deferred charges, net	6,864	105,389
Total assets	$1,079,199	$2,137,397

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable	$580,366	$688,469
Accounts payable – related party	5,467	5,911
Loans from stockholders	9,000	9,000
Bank line of credit	74,486	-
Notes payable, net of discounts	2,756,440	500,000
Convertible promissory notes	750,000	250,000
Capital lease obligation – current portion	3,727	3,927
Customer deposits	12,242	43,192
Accrued interest payable	315,263	36,062
Accrued expenses	373,931	315,724
Total current liabilities	4,880,922	1,852,285

Due to related party	86,193	90,564
Convertible promissory notes – non-current portion, net of discounts	3,182,706	2,996,237
Capital lease obligation – non-current portion	-	2,727
Total liabilities	8,149,821	4,941,813

Commitments and contingencies

Stockholders’ deficiency
Common stock, $0.001 par value; 300,000,000 authorized shares; 67,933,879 and 67,883,879 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	67,933	67,883
Additional paid-in capital	43,928,237	43,372,392
Non-controlling interest	(2,637,670)	(2,151,627)
Accumulated deficit	(48,429,122)	(44,093,064)
Total stockholders’ deficiency	(7,070,622)	(2,804,416)
Total liabilities and stockholders’ deficiency	$1,079,199	$2,137,397

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABTECH HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months ended September 30		Nine Months ended September 30
	2014	2013	2014	2013

Net revenues	$114,072	$72,476	$371,900	$306,079

Cost of revenues	119,841	90,326	343,045	280,643
Gross profit	(5,769)	(17,850)	28,855	25,436

Operating expenses
Selling, general and administrative	1,011,636	1,259,351	3,007,083	3,778,169
Research and development	433,550	216,129	1,177,050	607,208
Total operating expenses	1,445,186	1,475,480	4,184,133	4,385,377

Operating loss	(1,450,955)	(1,493,330)	(4,155,278)	(4,359,941)

Other income (expense)
Interest expense	(277,688)	(33,857)	(666,920)	(58,979)
Other income	12	1	97	769
Total other income (expense), net	(277,676)	(33,856)	(666,823)	(58,210)

Net loss before income taxes	(1,728,631)	(1,527,186)	(4,822,101)	(4,418,151)

Provision for income taxes	-	-	-	-

Net loss	(1,728,631)	(1,527,186)	(4,822,101)	(4,418,151)

Net loss attributable to non-controlling interest	(169,646)	(178,395)	(486,043)	(549,044)

Net loss attributable to controlling interest	$(1,558,985)	$(1,348,791)	$(4,336,058)	$(3,869,107)

Basic and diluted loss per common share	$(0.02)	$(0.02)	$(0.06)	$(0.06)

Basic and diluted weighted average number of shares outstanding	67,888,227	67,765,628	67,885,344	66,571,873

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABTECH HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30,

	2014	2013
Operating Activities
Net loss	$(4,822,101)	$(4,418,151)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	21,201	22,311
Common stock issued for services rendered	-	192,000
Stock-based compensation expense	276,803	256,626
Accrued interest converted to common stock	-	36,736
Note discount amortized as interest	281,226	10,399
Deferred charges expensed as interest	101,738	7,596
Changes in operating assets and liabilities:
Accounts receivable	94,813	(74,931)
Inventories	(96,468)	(34,190)
Prepaid expenses and other current assets	6,513	(13,598)
Accounts payable	(108,547)	321,544
Customer deposits	(30,950)	1,265
Accrued interest payable	279,201	(701)
Accrued expenses	58,207	3,866
Net cash used in operating activities	(3,938,364)	(3,689,228)

Investing Activities
Purchases of fixed assets	(24,557)	(17,149)
Net cash used in investing activities	(24,557)	(17,149)

Financing Activities
Proceeds from notes payable	2,916,978	1,770,000
Proceeds from bank line of credit	74,486	20,000
Proceeds from warrant exercise	15,000	-
Payment of loan issuance costs	(41,000)	-
Repayments under capital lease obligation	(2,927)	(2,787)
Net decrease in due to related party	(4,371)	(4,166)
Net cash provided by financing activities	2,958,166	1,783,047

Net change in cash and cash equivalents	(1,004,755)	(1,923,330)
Cash and cash equivalents at beginning of period	1,212,984	2,543,898
Cash and cash equivalents at end of period	$208,229	$620,568

Supplemental cash flow information:
Cash paid for interest	$4,500	$4,949
Cash paid for income taxes	$-	$-
Non-cash investing and financing activities:
Common stock issued for conversion of debt, including accrued interest	$-	$1,892,736
Warrants issued with debt	$255,295	$10,399
Warrant issued to placement agent recorded as deferred charges	$8,797	$-

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

AbTech Industries, Inc. (“AbTech”), a Delaware corporation with an authorized capital of 15,000,000 shares of $0.01 par value common stock and 5,000,000 shares of $0.01 par value preferred stock, was acquired by ABHD in a reverse acquisition transaction on February 10, 2011. The preferred stockholders of AbTech that elected not to convert and exchange their shares for ABHD common shares, represent the non-controlling interest shown on the Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013.

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

In May, 2012, the Company formed a subsidiary, AEWS Engineering, LLC (“AEWS”), an independent civil and environmental engineering firm, established to provide engineering and technology innovation to the water infrastructure sector. AEWS is owned 80% by the Company and 20% by Bjornulf White, the President of AEWS. Under the AEWS operating agreement, the Company will fund the initial start-up costs of AEWS. Any future profits will be allocated first to those members that have funded prior losses (AbTech) and then to members in proportion to their membership interests. Accordingly, the operations of AEWS for the periods reflected in these condensed consolidated financial statements are allocated 100% to the Company. AEWS has an office located in Raleigh, North Carolina and its operations since inception have been focused on setting up the business and pursuing new business opportunities.

The Company has also formed a new wholly-owned subsidiary in the United Kingdom, AbTech Industries (UK) Limited (“AbTech UK”). The Company intends to use this subsidiary to conduct operations in the UK and potentially other European countries, however, as of September 30, 2014, AbTech UK had not initiated operations and had no financial transactions.

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

The condensed consolidated financial statements as of September 30, 2014 and for the three and nine month periods ended September 30, 2014 and September 30, 2013 are unaudited and, in the opinion of the Company’s management, include all adjustments necessary for a fair presentation of such condensed consolidated financial statements. Such adjustments are of a normal recurring nature.

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

Net Loss Per Share – Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. The calculation of basic loss per share gives retroactive effect to the recapitalization related to the reverse acquisition of AbTech by ABHD. The Company has other potentially dilutive securities outstanding that are not shown in a diluted net loss per share calculation because their effect in both 2014 and 2013 would be anti-dilutive. The following chart lists the securities as of September 30, 2014 and 2013 that were not included in the computation of diluted net loss per share because their effect would have been antidilutive:

	Common Shares
	September 30, 2014 Unaudited	September 30, 2013 Unaudited
Options to purchase common stock	9,278,863	9,529,863
Warrants to purchase common stock	8,825,290	7,094,839
Convertible promissory notes	7,856,722	2,807,008
Convertible preferred stock in AbTech	6,457,467	6,457,467
	32,418,342	25,889,177

Recent Accounting Pronouncements – In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers,” which provides guidance for revenue recognition. The guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes the most current revenue recognition guidance. The guidance is effective for the Company beginning the first quarter of fiscal 2017. The Company is currently evaluating this ASU and its potential impact on the Company’s financial statements.

In August 2014, the Financial Accounting Standards Board issued ASU No. 2014-15, “Presentation of Financial Statements—Going Concern, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” which provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The guidance is effective for the Company beginning for the annual period ending December 31, 2016 and interim period thereafter. The Company is currently evaluating this ASU and its potential impact on the Company’s financial statement footnote disclosures.

NOTE 3 – INVENTORIES

The Company uses a perpetual inventory system and periodic physical test counts to determine inventory amounts at interim balance sheet dates. Inventories are stated at the lower of cost or market, with cost computed on an average cost method which approximates the first-in, first-out basis.

	September 30, 2014 (Unaudited)	December 31, 2013
Raw materials	$88,306	$88,191
Work in process	484,735	370,969
Finished goods	36,866	54,279
Reserve for obsolescence	(110,000)	(110,000)
Total	$499,907	$403,439

NOTE 4 – GOING CONCERN

These unaudited condensed consolidated financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs, which raises doubts about the ability of the Company to continue as a going concern. In order to continue as a going concern, the Company will need to generate additional revenue and obtain additional capital to fund its operating losses and service its debt. Management of the Company has developed a strategy, which it believes will accomplish this objective through revenue growth and additional funding, which will enable the Company to operate for the coming year. In June 2013, the Company entered into an equity line of credit agreement with Dutchess Opportunity Fund, II, LP (“Dutchess”) whereby Dutchess is irrevocably committed to purchase from the Company up to $2 million of ABHD common stock over the course of the 36 month period ending September 9, 2016. As of September 30, 2014, the Company had made no draws on the equity line of credit and the full committed amount remains available for draw. However, even with this funding commitment in place, there can be no assurance that the Company’s overall efforts will be successful. If the Company is unable to generate significant sales growth in the near term and raise additional capital, there is a risk that the Company could default on debt maturing during 2015, and could be required to significantly reduce the scope of its operations if no other means of financing operations are available. As a result, the Company’s independent registered public accounting firm has included an emphasis-of-matter paragraph regarding the Company’s ability to continue as a going concern in their opinion attached to the Company’s audited financial statements for the year ended December 31, 2013. These condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 5 – RELATED PARTY TRANSACTIONS

Accounts payable, related party – At September 30, 2014, “Accounts payable – related party” with a balance of $5,467 represents amounts for advertising and sponsorship fees due to a non-profit organization of which the president of the Company is a director. At December 31, 2013, “Accounts payable – related party” with a balance of $5,911 represents amounts due to various officers of the Company for travel expenses.

Accrued expenses – At September 30, 2014 and December 31, 2013, accrued expenses included $177,250 and $77,250, respectively, for fees due to directors of the Company for their services as directors.

NOTE 6 – PROMISSORY NOTES AND OTHER DEBT

Convertible Promissory Notes

At September 30, 2014, the Company had promissory notes outstanding of $4,250,000, convertible into shares of the Company’s common stock. The conversion rate (stated in terms of the conversion rate into shares of ABHD common stock), interest rate and maturity dates of the notes outstanding at September 30, 2014, are shown in the table below:

Type of Financing	Principal Amount	Interest Rate	Conversion Rate	Maturity Date
Secured Convertible Notes	$3,500,000	6.5%	$0.53	12/6/2015
Convertible Notes	250,000	6.5%	$0.53	6/2/2015
Convertible Notes	500,000	6.5%	$0.64	6/2/2015
Total	$4,250,000

The Secured Convertible Notes of $3,500,000 were issued in December 2013 and are shown in the financial statements net of discount of $317,293 and $503,763 at September 30, 2014 and December 31, 2013, respectively, related to the issuance of warrants and the beneficial conversion feature associated with the Secured Convertible Notes. The discount is amortized under the effective interest method over the 24 month term of the promissory notes. Interest expense related to the amortization of the discount on the Secured Convertible Notes for the nine months ended September 30, 2014 was $186,470. The Secured Convertible Notes have a security interest in all of the personal property and other assets of the Company that is junior to the security interest of the Secured Promissory Notes issued by the Company in 2014 (see NOTE 9 – PRIVATE PLACEMENTS).

The Convertible Notes represent two, short-term notes issued in 2013. The original maturity dates of these notes have been extended to June 2, 2015.

Notes Payable

At September 30, 2014, the Company had eleven Secured Promissory Notes outstanding aggregating $2,916,979. These non-convertible, Secured Promissory Notes, issued in private placements in 2014 (see NOTE 9 – PRIVATE PLACEMENTS), mature on the 12 month anniversary of their issuance date, have an interest rate of 7.5% per annum and have a security interest in all of the personal property and other assets of the Company that is senior to any other security interest. The Company may extend the maturity date of the Secured Promissory Notes up to two times by 90 days each. If the first extension option is exercised, the interest rate will increase to 9.5% per annum. If the second extension option is exercised, the interest rate will increase to 11.5% per annum. The Secured Promissory Notes are shown in the September 30, 2014 financial statements as notes payable, net of discounts of $160,539 related to the warrants issued with the Secured Promissory Notes. The discount is amortized under the effective interest method over the 12 month term of the Secured Promissory Notes. Interest expense related to the amortization of the discount on the Secured Promissory Notes for the nine months ended September 30, 2014 was $94,756. Use of the extension of the due dates was deemed unlikely by management as of September 30, 2014.

Bank Line of Credit

The Company has a bank line of credit with a credit limit of $100,000. This line of credit has an annual interest rate of prime plus 6.75% (current promotional rate of 3.99%) and requires monthly payment of any interest due plus approximately 1% of the outstanding balance. At September 30, 2014 the outstanding balance on the bank line of credit was $74,486

NOTE 7 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

NOTE 8 – STOCKHOLDERS’ DEFICIENCY

The $555,895 increase in common stock and additional paid-in capital for the nine-months ended September 30, 2014 is attributable to stock based compensation of $276,803 for options vesting during the period, $264,092 for the value of warrants issued with the Secured Promissory Notes in 2014 and $15,000 for the proceeds received from the exercise of a warrant during the period.

During the nine-months ended September 30, 2014, the Company granted 320,000 stock options to new directors of the Company as compensation for their service as directors. 80,000 of these options are performance-based and will only vest if certain performance objectives are met during 2014. The other options vest over a four-year period. In addition, the Company granted 184,000 stock options to five consultants during the period. These options vest over a 2-5 year period. The compensation expense for the options granted will be recognized as the options vest based on the estimated fair value of the options granted as determined by the Black-Scholes option pricing model. The following table summarizes the significant assumptions used in applying the Black-Scholes model for the options granted during the nine-months ended September 30, 2014.

Weighted fair value per share of options granted	$0.25
Weighted average assumptions used:
Expected dividend yield	0.0%
Expected volatility	67.2%
Risk-free interest rate	1.66%
Expected term in years	4.84
Exercise price	$0.44

The Company used the following assumptions to estimate the fair value of the warrants that were issued in conjunction with the Secured Promissory Notes sold by the Company during the nine-months ended September 30, 2014:

Expected volatility	55.12% - 71.05%
Expected dividend yield	0%
Expected term	2.5 years
Risk-free interest rate	0.79% - 1.10%
Market price of common stock	$0.38 - $0.53

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

NOTE 9 – PRIVATE PLACEMENTS

The $2 Million Offering

In March, 2014, the Company initiated an offering for up to $2 million (the “$2 Million Offering”) in a multi-advance credit facility (the “Facility”). Participants in the $2 Million Offering received a secured promissory note (“Secured Note”) for each advance of funds made under the Facility and an accompanying warrant for the purchase of the number of shares of ABHD common stock equal to 20% of the amount advanced divided by a share price of $0.40. The Secured Notes have an interest rate of 7.5% per annum, mature on the 12-month anniversary of the issuance date and are secured by substantially all of the assets of the Company. The warrants issued with the Secured Notes have an exercise price of $0.45 per share and expire five (5) years from the date of grant. The Company may extend the maturity date of the Secured Notes up to two times by 90 days each. If the first extension option is exercised, the interest rate will increase to 9.5% per annum. If the second extension option is exercised, the interest rate will increase to 11.5% per annum. The number of warrant shares that note holders will be entitled to under the terms of the warrants issued by the Company in connection with this offering will be increased by 10% for each extension option exercised by the Company.

The Company received the full $2 million of funding under the Facility for which it issued Secured Notes and accompanying warrants for the purchase of 1,000,000 shares of ABHD common stock. The Company paid a placement agent involved with the $2 Million Offering a cash placement fee equal to $41,000 and a warrant to purchase 58,571 shares of the Company’s common stock (the “PA Warrant”). The PA Warrant has an exercise price of $0.45 per share, expires 5 years from the date of issuance and is in the same form as the warrants issued to investors in the Facility except that the PA Warrant includes a “net issuance” cashless exercise feature. The value of these warrants was estimated by applying the Black Scholes model and amounted to $8,797 upon grant, which amount was recorded as a deferred financing charge and is being amortized as interest expense over the term of the Secured Notes.

The $3 Million Offering

In August, 2014, the Company initiated an offering for up to $3 million (the “$3 Million Offering”) of secured promissory notes (the “Junior Secured Notes”). Participants in the $3 Million Offering received a Junior Secured Note with a face amount equal to the amount invested and an accompanying warrant for the purchase of the number of shares of ABHD common stock equal to 20% of the amount advanced divided by a share price of $0.40. The Junior Secured Notes have the same terms as the Secured Notes sold in the $2 Million Offering except that they are junior to the Secured Notes in terms of security interest. The warrants issued with the Junior Secured Notes have an exercise price equal to the market price of the Company’s common stock on the date of issue, which is determined to be the average of the closing price of the Company’s common stock for the five trading days preceding the date of issuance. The warrants expire five (5) years from the date of grant.

Investors participating in the $3 Million Offering who have participated in a prior offering of the Company receive a special incentive right regarding the early exercise of any outstanding, valid warrants they received in such prior offerings (the “Prior Warrants”). The portion of the Prior Warrants held by the investor that will be eligible for these special incentive exercise terms is equal to the percentage obtained by dividing the amount funded by the investor in the $3 Million Offering, by the amount invested by such investor in the last funding transaction completed with the Company. This incentive right allows investors to exercise the eligible Prior Warrants at the incentive exercise price of $0.30 per share for a period of 30 days following the funding of their investment in the $3 Million Offering or, alternatively, at $0.36 per share for a period that ends on the later of the date that is (i) 180 days following the funding of their investment in the $3 Million Offering, or (ii) 18 months prior to the expiration date of the eligible Prior Warrant. After such incentive period, the discounted exercise price will expire and any unexercised Prior Warrants held by the investor will return to their original exercise terms. The special incentive terms extend to Prior Warrants held by any affiliates of the investor. The estimated value of the incentive terms was deemed to be immaterial.

As of September 30, 2014, the Company had received $916,979 of funding from the $3 Million Offering for which it issued Junior Secured Notes and accompanying warrants for the purchase of 458,490 shares of ABHD common stock. The Company also received $15,000 from the exercise of Prior Warrants under the incentive terms.

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

NOTE 11 – SUBSEQUENT EVENTS

Subsequent to September 30, 2014, the Company continued to receive proceeds from the $3 Million Offering (see NOTE 9 – PRIVATE PLACEMENTS). As of November 11, 2014 the Company had received $1,616,979 in total proceeds from the offering and had issued warrants for 808,490 shares of ABHD common stock.

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

Overview

Management is focused on establishing ABHD and its subsidiaries as a reliable provider of water treatment solutions in the emerging markets for the treatment of stormwater runoff, produced water from oil and gas extraction and mining operations, and other industrial water applications. ABHD is the parent holding company. Its subsidiary, AbTech, is the operating company that manufactures and sells water treatment products, many of which incorporate its patented Smart Sponge technology. ABHD’s other operating subsidiary, AEWS, provides engineering services to assist government and industry in developing effective solutions to their specific water treatment needs. ESC is a dormant subsidiary that holds a patent regarding a sensor array technology designed to detect impurities in water flows. AbTech UK is a new subsidiary established to develop business in the United Kingdom and other parts of Europe. AbTech UK had no operations in the periods covered by this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which is based on the consolidated operations of ABHD and its subsidiaries.

The Company is incurring significant costs as it seeks to gain traction in its targeted water treatment markets and position itself with validated treatment solutions that, if accepted and adopted by the market, can generate significant revenues in the future. The Company’s operations reflect limited historical sales revenue as the Company attempts to engage in those business development activities that management believes have the greatest opportunity to generate future revenues. Key factors affecting ABHD’s results of operations during the periods covered in this section include revenues, cost of revenues, operating expenses and interest expense.

Results of Operations

Comparison of the nine months ended September 30, 2014 and 2013

Revenues

Revenues for the nine months ended September 30, 2014 increased by $65,821 (22%), compared to revenues in the same period of the prior year. The increase in revenue was largely due to approximately $39,000 of revenue in 2014 related to a customer deposit received in 2009 that was forfeited by the customer. In addition, during 2014 the Company recognized approximately $63,000 of revenue on the stormwater project in Nassau County which began in the fourth quarter of 2013. While this project is expected to eventually generate up to $12 million in revenue, activities on this project through September 2014 were limited to planning and site selection services in the first phase of the project. The Company continues to face challenges in moving other projects forward in the face of continued funding constraints for new municipal and federal facility stormwater projects and the complexities of developing public private partnerships (“P3s”) for large municipal projects. The Company continues to focus its efforts on large projects that could have a significant impact on revenue and is pursuing contracts with several targeted municipalities that are currently planning major stormwater treatment projects. The Company is also moving forward with its efforts to field validate its technologies for treating produced water in the oil and gas industry. In March and April of 2014, the Company conducted a field test of a mobile, trailer mounted system for treating produced water at a disposal well site in Texas. The Company is using the validated results from this field test to market its technology to various entities endeavoring to treat the water produced and used in the exploration and extraction of oil and gas.The Company has continued to pursue sales of the DieselPure technology.  Due primarily to supplier pricing, these efforts have not yet met with success.  The Company will continue to offer the technology where appropriate, but will not continue to support the effort with dedicated resources going forward.

Gross margin

The Company’s gross margin on sales was 8% for the nine months ended September 30, 2014 which was about the same as the gross margin percentage for the same period of 2013. These relatively low gross margins continue to be adversely affected by low levels of production and the consequent costs of underutilized manufacturing capacity. In addition, the revenue related to the Nassau County project during the first 9 months of 2014 was entirely related to services which have a significantly lower gross margin percentage than product sales. The recognition of revenue from forfeited customer deposits that carried no corresponding cost kept gross margins in positive territory during the nine months ended September 30, 2014 despite the costs of excess capacity and low margins on service revenue. The Company’s manufacturing facility operated at approximately 2% and 3% of operating capacity for the nine months ended September 30, 2014 and 2013, respectively. The Company expects that excess production capacity will continue to adversely affect gross margins until product sales increase with a corresponding increase in product manufacturing.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased by approximately $771,000 or 20% in the first nine months of 2014 as compared to the same period in 2013. This decrease was due primarily to a reduction in the number of employees and the consequent cost savings of approximately $191,000 for payroll expenses and $98,000 for travel related expenses. The Company’s auditing and legal fees decreased in the first nine months of 2014 by approximately $38,000 and $105,000, respectively, due to the elimination of the costs associated with multiple SEC registration filings that occurred in 2013. Other cost savings in the first nine months of 2014 compared to the same period of 2013 resulted from the Company disengaging several of its outside consultants used for public relations ($92,000), government affairs ($40,000), business development ($150,000), website development ($62,000) and investor relations ($137,000).

Research and development expenses

Research and development (“R&D”) expenses increased by approximately $570,000 (94%) for the nine months ended September 30, 2014 as compared to the same period of the prior year. The higher R&D expenses in 2014 were primarily attributable to field testing work conducted with the Company’s mobile, produced water treatment system in Texas. These field testing costs totaled approximately $304,000 during the first nine months of 2014. The Company also increased its expenses in the first nine months of 2014 for consultants working on new technologies ($165,000) and university sponsored research projects ($9,000).

Other income (expense)

Interest expense increased substantially for the nine months ended September 30, 2014 as compared to the same period of 2013 due to interest costs related to the $3.5 million of Secured Convertible Promissory Notes issued in December 2013, the $2 million of Secured Promissory Notes issued in the second quarter of 2014 and the $917,000 of Secured Promissory Notes issued in the third quarter of 2014. The various components of interest expense that accounted for the increase are summarized in the table below:

	Nine months ended September 30
Interest Components	2014	2013
1. Interest accrued on notes outstanding and other finance charges	$283,956	$40,984
2. Amortization of the note discount created by the bifurcation of the value of the warrants issued with promissory notes	281,226	10,399
3. Amortization of deferred financing costs related to private offerings of debt	101,738	7,596
TOTAL INTEREST EXPENSE	$666,920	$58,979

Comparison of the three months ended September 30, 2014 and 2013

Revenues

Revenues for the three months ended September 30, 2014 increased by $41,596 (57%) compared to revenues in the same period of the prior year. The increase in revenue was largely due to approximately $42,000 of revenue recognized in the third quarter of 2014 related to the project in Nassau County. There were no revenues related to the Nassau County project in the third quarter of 2013.

Gross margin

The gross margin on sales in the third quarter of 2014 was negative $5,769 (-5%) compared to a gross margin of negative $17,850 (-25%) reported for the same period of the prior year. These negative gross margins are the result of low levels of production in these periods and the consequent costs of underutilized manufacturing capacity. The Company operated at approximately 2% of capacity during the third quarters of both 2014 and 2013.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased by approximately $248,000 or 20% for the three months ended September 30, 2014 as compared to the same period in 2013. This decrease was due primarily to a reduction in the number of employees and the consequent cost savings of approximately $16,000 for payroll expenses and $50,000 for travel related expenses. The Company’s auditing and legal fees decreased in the third quarter of 2014 by approximately $6,000 and $40,000, respectively, due to the elimination of the costs associated with multiple SEC registration filings that occurred in 2013. Other cost savings in the third quarter of 2014 compared to the same period of 2013 resulted from the Company disengaging several of its outside consultants for public relations ($24,000), government affairs ($16,000), website development ($36,000) and investor relations ($112,000). These cost savings were partially offset by approximately $52,000 of additional costs incurred in the third quarter of 2014 for new consultants engaged to assist with business development activities.

Research and development

Research and development (“R&D”) expenses increased by approximately $217,000 (101%) for the three months ended September 30, 2014 as compared to the same period of the prior year. The higher R&D expenses in 2014 were partially attributable to field testing work conducted with the Company’s mobile, produced water treatment system in Texas. These field testing costs totaled approximately $57,000 during the third quarter of 2014. The Company also increased its expenses in the third quarter of 2014 for consultants working on new technologies ($130,000).

Other income (expense)

Interest expense increased substantially for the three months ended September 30, 2014 as compared to the same period of 2013 due to interest costs related to the $3.5 million of Secured Convertible Promissory Notes issued in December 2013, the $2 million of Secured Promissory Notes issued in the second quarter of 2014 and the $917,000 of Secured Promissory Notes issued in the third quarter of 2014. The various components of interest expense that accounted for the increase are summarized in the table below:

	Three months ended September 30
Interest Components	2014	2013
1. Interest accrued on notes outstanding and other finance charges	$116,205	$22,401
2. Amortization of the note discount created by the bifurcation of the value of warrants issued with promissory notes	119,185	8,924
3. Amortization of deferred financing costs related to private offerings of debt	42,298	2,532
TOTAL INTEREST EXPENSE	$277,688	$33,857

Liquidity and Capital Resources

Liquidity

As of September 30, 2014, the Company had a working capital deficiency of approximately $3,906,000 compared to a working capital surplus of approximately $85,000 at December 31, 2013. The change from a working capital surplus to a deficiency is primarily attributable to the use of cash for operations during the nine months ended September 30, 2014 and the $2,917,000 of short term debt taken on by the Company in 2014. The Company’s cash balance decreased from $1,212,984 at December 31, 2013 to $208,229 at September 30, 2014. This September 30, 2014 cash balance represents less than one month of the Company’s historical monthly cash used for operations and evidences the Company’s need to raise additional capital in the short-term.

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

Operations in the first nine months of 2014 were funded by the proceeds received from the issuance of $3.5 million of Secured Convertible Promissory Notes in December 2013 and the sale of $2.9 million of short-term secured promissory notes (non-convertible) in the first nine months of 2014.

The Company also has a $2,000,000 equity line of credit (“ELOC”) available pursuant to an agreement it entered into in June 2013 with Dutchess Opportunity Fund, II, LP (“Dutchess”) whereby Dutchess is irrevocably committed to purchase up to $2 million of ABHD common stock from the Company over the course of 36 months. The aggregate number of shares issuable by the Company and purchasable by Dutchess under the ELOC is limited by the dollar amount sold, in this instance no more than $2 million, and will depend upon the trading price of the Company’s shares. The purchase price will be set at ninety-seven percent (97%) of the lowest daily volume weighted average price of the Company’s common stock during the five consecutive trading days beginning on the date of the applicable put. The Company may draw on the ELOC from time to time, as and when it determines appropriate in accordance with the terms and conditions of the Investment Agreement. The Company has no obligation to utilize the full amount available under the ELOC. As of September 30, 2014, the Company had made no draws on the ELOC.

Comparison of cash flows for the nine months ended September 30, 2014 and 2013

Operating Activities

The Company had negative cash flows from operations for the nine months ended September 30, 2014 of approximately $3,938,000. Although the Company’s net loss for the nine months ended September 30, 2014 was approximately $404,000 greater than the net loss for the same period in the prior year, the cash used in operations was only $249,000 greater in 2014 than in 2013. Approximately $662,000 of the net loss recorded for the nine months ended September 30, 2014 was attributable to interest expense that did not require cash because it represented unpaid interest accrued on outstanding notes or the amortization of note discounts and deferred financing costs as interest expense. During the first nine months of 2014, the Company reduced the amount of accounts receivable outstanding by $95,000 compared to an increase in accounts receivable for the same period of the prior year of $75,000, representing a difference in the source of cash from accounts receivable of approximately $170,000 year to year. In addition, the Company reduced the amount of accounts payable outstanding by $108,000 during the first nine months of 2014, compared to an increase in accounts payable of $322,000 for the same period of the prior year representing a difference in the use of cash for accounts payable of $430,000 year to year.

Investing Activities

The Company had approximately $25,000 of capital expenditures for the nine months ended September 30, 2014 compared to $17,000 for the same period of 2013. As of September 30, 2014, the Company had no commitments for any material future capital expenditures. However, if the Company is successful in achieving significant sales growth, it may need to expand its manufacturing capacity or outsource some of its manufacturing. The Company is currently considering both options.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2014 amounted to approximately $2,958,000 compared to cash provided by financing activities of approximately $1,783,000 in the same period of 2013. The primary financing source of cash in the first nine months of 2014 was the issuance of approximately $2.9 million of secured promissory notes. The Company also received $15,000 from the exercise of a warrant in the third quarter of 2014. During the first nine months of 2013, the Company raised approximately $1,770,000 from the sale of short-term promissory notes. Net cash provided by borrowings on the Company’s bank line of credit amounted to approximately $74,000 and $20,000 in the first nine months of 2014 and 2013, respectively.

Going Concern and Management’s Plans

The accompanying condensed consolidated financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As discussed in Note 4 to the accompanying condensed consolidated financial statements, we have not achieved a sufficient level of revenues to support our business and have suffered substantial recurring losses from operations since our inception. These factors raise substantial doubt about the Company’s ability to continue operations as a going concern. As such, the Company’s independent registered public accounting firm included an emphasis-of-matter paragraph regarding the Company’s ability to continue as a going concern in their opinion attached to the Company’s audited financial statements for the year ended December 31, 2013. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustment that might be necessary should the Company be unable to continue as a going concern. Management believes that the Company’s ability to continue as a going concern will be dependent on its ability to generate significant sales growth in the short term and raise additional capital. The Company’s ability to achieve these objectives cannot be determined at this time. Management’s plans in regard to these matters are described in Note 4 to the accompanying condensed consolidated financial statements. If the Company is unable to generate significant sales growth in the near term and raise additional capital, there is a risk that the Company could default on debt maturing during 2015, and could be required to significantly reduce the scope of its operations if no other means of financing operations are available.

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

The Company used the following assumptions to estimate the fair value of the warrants that were issued in conjunction with the Secured Promissory Notes sold by the company during the nine months ended September 30, 2014:

Expected volatility	55.12% - 71.05%
Expected dividend yield	0%
Expected term	2.5 years
Risk-free interest rate	0.79 - 1.10%
Market price of common stock	$0.38 - $0.53

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

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowances are calculated based on a detailed review of individual customer accounts, historical rates and an estimation of the overall economic conditions affecting the Company’s customer base. The Company reviews a customer’s credit history before extending credit. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company charges off uncollectible receivables when all reasonable collection efforts have been exhausted. The allowance for doubtful accounts was $25,000 at September 30, 2014 and December 31, 2013.

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

The following table summarizes the weighted average of fair value and the significant assumptions used in applying the Black-Scholes model for options granted during the nine months ended September 30, 2014:

Weighted average of fair value for options granted	$0.25
Weighted average assumptions used:
Expected dividend yield	0.0%
Expected volatility	67.2%
Risk-free interest rate	1.66%
Expected life (in years)	4.84
Exercise Price	$0.44

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The $2 Million Offering

In March, 2014, the Company initiated an offering for up to $2 million (the “$2 Million Offering”) in a multi-advance credit facility (the “Facility”). Participants in the $2 Million Offering received a secured promissory note (“Secured Note”) for each advance of funds made under the Facility and an accompanying warrant for the purchase of the number of shares of ABHD common stock equal to 20% of the amount advanced divided by a share price of $0.40. The Secured Notes have an interest rate of 7.5% per annum, mature on the 12-month anniversary of the issuance date and are secured by substantially all of the assets of the Company. The warrants issued with the Secured Notes have an exercise price of $0.45 per share and expire five (5) years from the date of grant. The Company may extend the maturity date of the Secured Notes up to two times by 90 days each. If the first extension option is exercised, the interest rate will increase to 9.5% per annum. If the second extension option is exercised, the interest rate will increase to 11.5% per annum. The number of warrant shares that note holders will be entitled to under the terms of the warrants issued by the Company in connection with this offering will be increased by 10% for each extension option exercised by the Company.

The Company received the full $2 million of funding under the Facility for which it issued Secured Notes and accompanying warrants for the purchase of 1,000,000 shares of ABHD common stock. The Company paid a placement agent involved with the $2 Million Offering a cash placement fee equal to $41,000 and a warrant to purchase 58,571 shares of the Company’s common stock (the “PA Warrant”). The PA Warrant has an exercise price of $0.45 per share, expires 5 years from the date of issuance and is in the same form as the warrants issued to investors in the Facility except that the PA Warrant includes a “net issuance” cashless exercise feature. The value of these warrants was estimated by applying the Black Scholes model and amounted to $8,797 upon grant, which amount was recorded as a deferred financing charge and is being amortized as interest expense over the term of the Secured Notes.

The Company issued the Secured Notes, the warrants and the PA Warrant pertaining to the $2 Million Offering pursuant to the exemption contained in Section 4(2) and Rule 506 of Regulation D of the Securities Act.

The $3 Million Offering

In August, 2014, the Company initiated an offering for up to $3 million (the “$3 Million Offering”) of secured promissory notes (the “Junior Secured Notes”). Participants in the $3 Million Offering received a Junior Secured Note with a face amount equal to the amount invested and an accompanying warrant for the purchase of the number of shares of ABHD common stock equal to 20% of the amount advanced divided by a share price of $0.40. The Junior Secured Notes have the same terms as the Secured Notes sold in the $2 Million Offering except that they are junior to the Secured Notes in terms of security interest. The warrants issued with the Junior Secured Notes have an exercise price equal to the market price of the Company’s common stock on the date of issue which is determined to be the average of the closing price of the Company’s common stock for the five trading days preceding the date of issuance. The warrants expire five (5) years from the date of grant.

Investors participating in the $3 Million Offering who have participated in a prior offering of the Company receive a special incentive right regarding the early exercise of any outstanding, valid warrants they received in such prior offerings (the “Prior Warrants”). The portion of the Prior Warrants held by the investor that will be eligible for these special incentive exercise terms is equal to the percentage obtained by dividing the amount funded by the investor in the $3 Million Offering, by the amount invested by such investor in the last funding transaction completed with the Company. This incentive right allows investors to exercise the eligible Prior Warrants at the incentive exercise price of $0.30 per share for a period of 30 days following the funding of their investment in the $3 Million Offering or, alternatively, at $0.36 per share for a period that ends on the later of the date that is (i) 180 days following the funding of their investment in the $3 Million Offering, or (ii) 18 months prior to the expiration date of the eligible Prior Warrant. After such incentive period, the discounted exercise price will expire and any unexercised Prior Warrants held by the investor will return to their original exercise terms. The special incentive terms extend to Prior Warrants held by any affiliates of the investor.

As of September 30, 2014, the Company had received $916,979 of funding from the $3 Million Offering for which it issued Junior Secured Notes and accompanying warrants for the purchase of 458,490 shares of ABHD common stock. The Company also received $15,000 from the exercise of Prior Warrants under the incentive terms.

The Company issued the Junior Secured Notes and the warrants pertaining to the $3 Million Offering pursuant to the exemption contained in Section 4(2) and Rule 506 of Regulation D of the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Name
31.1 *	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)
31.2 *	Rule 13a-14(d)/15d-14(d) Certification (Principal Financial Officer)
32 **	Section 1350 Certifications
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABTECH HOLDINGS, INC.
(Registrant)

Date: November 14, 2014	By:	/s/ Glenn R. Rink
Glenn R. Rink
Chief Executive Officer, President, and Director

Date: November 14, 2014	By:	/s/ Lane J. Castleton
Lane J. Castleton
Chief Accounting Officer, Chief Financial Officer, Vice President and Treasurer

