Form 10-K
period 2014-12-31
Abtech Holdings, Inc.
filed 2015-03-31
CIK 1405858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

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

☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “small reporting company” Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting
		(Do not check if a smaller reporting company)	company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $24,062,425.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of March 27, 2015, 68,543,002 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Exhibits incorporated by reference are referred to under Part IV.

ABTECH HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED DECEMBER 31, 2014

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

The consolidated financial statements of Abtech Holdings for the years ended December 31, 2014 and 2013 represent a continuation of the financial statements of AbTech Industries, with one adjustment, which is to retroactively adjust the legal capital of AbTech Industries to reflect the legal capital of Abtech Holdings. See Note 1 of the Consolidated Financial Statements on page F-7 of this Annual Report on Form 10-K.

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

AbTech Industries has developed a variety of products that leverage its cornerstone filtration media technology called Smart Sponge®. This patented technology’s oil absorbing capabilities make it highly effective as a filtration media to remove hydrocarbons and other pollutants from water. AbTech Industries is currently manufacturing its products and is marketing them into a variety of markets resulting in over 20,000 products installed in 46 states and 15 countries to date.

AEWS, a Delaware Limited Liability Company formed on October 31, 2011, operates as an independent civil and environmental engineering firm that provides engineering and technology innovation to the water infrastructure sector.

The Company’s business is subject to several significant risks, any of which could have a material adverse effect on its business, operating results, financial condition, and the actual outcome of matters as to which it makes forward-looking statements. See “Risk Factors” at page 17 of this Annual Report on Form 10-K.

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

This antimicrobial capability differentiates Smart Sponge Plus products from competitive stormwater treatment devices. It can be engineered to treat massive amounts of water runoff in end-of-pipe applications, such as drainage vaults or other configurations. Because of its antimicrobial properties, Smart Sponge Plus is characterized as a pesticide and is required to be registered with the Environmental Protection Agency (“EPA”). In July 2010, AbTech Industries received conditional approval of its application to register Smart Sponge Plus as a pesticide under the Federal Insecticide, Fungicide and Rodenticide Act (“FIFRA”). (See “Regulatory” below in this item.) Under the EPA registration, AbTech Industries is allowed to make the claim that Smart Sponge Plus is capable of reducing coliform bacteria found in stormwater, industrial wastewater and municipal wastewater.

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

The anti-microbial agent used for this innovative technology is an organosilane derivative that is widely used in a variety of fields including medical, consumables, pool equipment and consumer goods. This anti-microbial agent is registered with the EPA for various applications and has been proven successful in those applications against a wide variety of microorganisms. As further discussed under “Regulatory” below in this item, AbTech Industries’ Smart Sponge Plus has received conditional registration approval from the EPA under FIFRA as an antimicrobial pesticide. Smart Sponge Plus will also act as a fungistatic to control fungus and mildew odor.

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

On-site Disposal. AbTech Industries has developed a method for recycling spent Smart Sponge® and its solidified hydrocarbons allowing for 100% recycling of the spent-media. The patent pending process converts solid Smart Sponge® media and absorbed hydrocarbons into a liquid that can be sold to a refinery, eliminating disposal costs and generating additional revenue.

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

AbTech Industries has engineered a variety of point-of-entry systems that can be dropped into storm drains with little or zero infrastructure disruption and end-of-pipe treatment “vaults” that can be built into the existing water lines to treat the flowing water as it passes through.

The products described below incorporate the Smart Sponge or Smart Sponge Plus material in one or more of its various forms and are each designed to meet specific market needs. Each of these products is currently being marketed and sold by the Company. We manufacture the Smart Sponge material in our manufacturing facility using polymers procured from the petrochemical industry. We then use this material to complete the final assembly of each product using component parts produced to our specification by outside vendors. Each product has application in each of the Company’s targeted markets discussed further under “Markets” below in this item, although the UUFs and water treatment vaults are designed primarily for stormwater applications and the gravity and vessel filters have primary application in industrial and produced water markets.

Smart Sponge Popcorn

The Smart Sponge material can be formed into a variety of physical shapes to optimize its performance in a wide range of filtration applications. The Smart Sponge material is the cornerstone of AbTech Industries’ current products, and AbTech Industries continues to find new applications for its use. When produced in its “popcorn” form (clumps of polymer similar in shape to popcorn), Smart Sponge is an effective filtration media due to its high porosity and favorable hydraulic characteristics. AbTech Industries is currently pursuing the use of Smart Sponge popcorn in end-of-pipe applications such as vaults and other configurations. The Smart Sponge material can also be sold to OEMs (original equipment manufacturers) and other users to be integrated into many different filtration pressure vessels or gravity flow structures.

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

Markets

AbTech Industries targets three major markets: stormwater/wastewater, industrial wastewater/process water, and produced water applications for the oil & gas industry. The Company’s products also have application in the spill prevention and control markets (including marine environments) although the Company is not currently focused on this market as a priority.

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

•	Health and Tourism Concerns Driving the Stormwater Market - One area of the stormwater market that is receiving increased publicity and attention is the water pollution caused by microorganisms (bacteria). Polluted stormwater runoff can expose boaters and swimmers to bacteria, viruses and protozoans. A Southern California epidemiological study revealed that individuals who swim in areas adjacent to flowing storm drain outfalls were 50 percent more likely to develop a variety of symptoms than those who swim further away from the same drains. These situations are the cause for thousands of beach closings every year, which affect public health and local economies dependent upon tourism and recreation. According to a the 2014 Testing the Waters report of the Natural Resources Defense Council (“NRDC”), in 2012 there were 20,120 days of closings and advisories across the country at ocean, bay and Great Lakes beaches. NRDC reported that more than 80 percent of the closings and advisories in 2012 were issued because bacteria levels in the beachwater exceeded public health standards potentially indicating the presence of human or animal waste. This was the 8th time in the past 9 years that the number of beach closing and advisory days exceeded 20,000. Stormwater runoff was reported as the primary known source of known pollution nationwide, consistent with past years, indicating a lack of needed progress on the problem at the national level. NRDC's annual analysis of water quality data at 3,485 coastal U.S. beaches monitored in 2013 found that 10 percent of all monitoring samples exceeded the Environmental Protection Agency's most protective benchmark for assessing swimmer safety, known as the Beach Action Value, or BAV.

•	Going Green Initiatives – Knowing that polluted stormwater runoff is one of the leading causes of water pollution in the country, many companies are including on-site stormwater treatment in their environmental sustainability goals. AbTech Industries’ systems can help companies meet these goals. AbTech Industries’ Smart Sponge technology not only treats polluted water, it is also recyclable, requires no electricity or other power source and can provide users with quantifiable results of its efficacy, thus helping companies demonstrate their “going green” stewardship.

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

Sales, Distribution, and Marketing Support

During 2014, the Company continued a significant expansion of its business development efforts in order to capitalize on the expected growth in the stormwater, produced water and industrial waste water markets. The primary, ongoing activities in this effort are:

1.	The re-branding of AbTech as a full-suite environmental technology solutions company for water treatment. This rebranding aims to highlight AbTech’s ability to provide solutions to water treatment issues using a variety of tools rather than just offering a single product or technology. These activities are intended to enhance customer engagement, increase product acceptance, and expand market opportunity by expanding the number and capabilities of product solutions offered. In late 2013, the Company signed a contract with the Nassau County in New York to design, build and operate (“DBO”) stormwater solutions at various stormwater outfall pipe locations throughout the county. The Company began work on this not-to-exceed $12 million contract in 2013 and during 2014 worked on the pre-construction engineering tasks outlined in the contract.
2.	In 2014 the Company announced a collaboration effort with Corvias Solutions to develop large stormwater infrastructure projects, particularly under privately-financed public-private partnership models. AEWS is teaming with Corvias Solutions to provide engineering and design services to support a $100 million project in Prince George’s County, Maryland. AbTech and Corvias are jointly pursuing other similar contracts for DBO type projects.
3.	Forming strategic alliances aimed at shaping and maximizing addressable markets. As the Company re-brands itself, a primary focus of that endeavor is to position the Company as a holistic stormwater technologies company with elite expertise. To achieve this objective, the Company is seeking to develop strategic working relationships with leading academic institutions and Non-Governmental Organizations in the stormwater, produced water and industrial waste water markets.
4.	Continued development of AEWS Engineering, a stormwater engineering subsidiary, to provide consulting services to identify and design effective water treatment solutions and take advantage of the Company’s expertise in the water treatment field.
5.	Adding personnel in a staged approach to support relationships with strategic partners, establish expertise in new or expanding markets and provide other administrative and marketing support.
6.	Internal development of processes to support business growth and optimize resource allocation within the business pursuit organization.

All of these activities are expected to continue to expand as appropriate in future years to take advantage of market opportunities and amplify market successes.

Stormwater/Wastewater

AbTech Industries’ approach to the stormwater/wastewater market is focused on the public sector, primarily cities and municipalities, but also addresses commercial and industrial applications. For small companies, sales to the public sector have inherent challenges including long sales cycles and erratic budget allocations. To deal with these challenges, AbTech Industries is pursuing a strategy of establishing strategic relationships with market segment leaders that have expertise and market strengths that are complimentary to AbTech’s strengths in order to provide a complete solutions approach for stormwater customers. In 2011, AbTech Industries entered into a strategic relationship with Waste Management, Inc. (“WMI”) to pursue a comprehensive stormwater management approach to help municipalities tackle stormwater issues, including funding challenges, through public-private partnerships (“P3s”). Through this type of program, a public agency can work contractually with a private sector entity, such as WMI or AbTech, to deliver a stormwater treatment service that will benefit the general public. Many municipalities have implemented stormwater utilities or assess stormwater fees intended to provide the funding needed to implement effective stormwater treatment systems. While the relationship with WMI has not been successful to date, AbTech Industries has continued to develop the concept of establishing P3s to address stormwater issues and, despite the time it is taking to achieve success, this full-service approach with P3s is still viewed as a viable strategy to address this market. The collaborative effort announced in 2014 with Corvias Solutions to develop large stormwater infrastructure projects is consistent with this strategy of pursuing privately-financed P3 models. The Company intends to pursue other similar strategic relationships.

Industrial Wastewater Market

The industrial wastewater market is focused on the treatment of oily wastewater from industrial processes for either reuse or discharge. This market is serviced by many regional chemical and equipment supply companies that offer a catalog of solutions. Solutions may require little to no individual engineering, up to custom engineered solutions to address a customer need. AbTech Industries services this market by providing selling direct to industrial customers and providing engineering and sales support services to industrial chemical suppliers, equipment suppliers and consulting engineers.

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

Another solution for the treatment of stormwater is the use of water retention systems and other ”green Infrastructure” solutions that are designed for infiltration of stormwater or redirection of such stormwater to areas where the water can be stored and allowed to naturally percolate into the ground without the use of any filtration technology or treatment system. These systems generally require a relatively large amount of land to be used effectively and therefore are often cost prohibitive or impractical where available land is scarce.

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

Competitive Position

AbTech Industries has a strong competitive position in the stormwater marketplace within the United States due to its product offerings and collaborative relationships with Corvias Solutions and WMI. There is significant competition for stormdrain insert filters in the marketplace, though AbTech has a competitive advantage due to the strength of its hydrocarbon absorption technology. This competitive advantage extends to customers such as industrial facilities, marinas/ports, airports, fueling stations, and any area where vehicle maintenance occurs. AbTech has a highly unique antimicrobial technology that requires EPA registration. Since the development of antimicrobial technology is complex, AbTech's approach is patented, and the EPA registration process is extensive and costly, there are high barriers to entry for competitors. This antimicrobial technology has enabled new engineering approaches towards water quality treatment. AbTech faces competitive forces from traditional approaches towards antimicrobial treatment. It is unclear whether AbTech's unique engineering and technology approach will gain significant market penetration. AbTech's relationships with Corvias Solutions and WMI are unique in the marketplace and provide AbTech with competitive advantages including customer access, the credibility of association with large, established market leaders, and the potential to bring economies of scale in manufacturing, distribution and systems maintenance. AbTech's competitive position is thus greatly enhanced, but also dependent in part, upon these collaborative relationships in the U.S. stormwater marketplace.

AbTech faces significant competitive forces in the industrial process and wastewater treatment market segment. This market segment is highly driven by price points and customer relationships. AbTech currently has or may have strong competitive potential for the following applications in this market segment: hydrocarbon removal and heavy metals removal. AbTech also has a unique produced water treatment offering for the oil & gas industry. AbTech is currently dependent upon the adoption by the industry of its Smart Sponge-based hydrocarbon removal system for produced water and currently is at the pilot testing stage with oil & gas industry customers.

Intellectual Property, Research, and Development

Intellectual Property

Patents

AbTech Industries endeavors to protect the intellectual property it develops through its research and development efforts. The United States Patent Office has issued AbTech Industries and its subsidiary 17 patents related to the Smart Sponge technology and products. Additionally, three of the patent applications have been pursued internationally with patents issued in Australia, Canada, China, France, Great Britain, Italy, Japan, Korea, Mexico and Singapore. In 2014, AbTech Industries applied for another U.S. patent involving the process to recycle spent Smart Sponge® and its solidified hydrocarbons. This patent application is currently pending. AbTech Industries intends to pursue patent protection for new patentable technologies that it develops. AbTech Industries’ success depends, in part, on its ability to maintain trade secrecy protection and operate without infringing on the proprietary rights of third parties. The following table lists the patents issued to the Company and their duration:

Patent Number	Issue Date	Expiration Date
US Pat. #5,863,440	1/25/1999	5/24/2016
US Pat. #6,344,519B1	2/5/2002	1/9/2018
US Pat. #6,099,723	8/8/2002	6/5/2018
US Pat. #6,080,307	6/27/2000	9/29/2018
US Pat. #6,106,707	8/22/2000	2/17/2019
US Pat. #6,541,569	4/1/2003	4/7/2018
US Pat. #6,143,172	11/7/2000	1/25/2019
US Pat. #6,231,758	5/15/2001	8/22/2020
US Pat. #6,531,059	3/11/2003	11/3/2020
US Pat. #6,712,976B2	3/30/2004	9/13/2021
US Pat. #6,723,791B2	4/20/2004	12/31/2021
US Pat. #7,094,338B2	8/22/2006	2/21/2023
US Pat #7,048,878B2	5/23/2006	3/24/2023
US Pat. #7,125,823B2	10/4/2006	1/29/2024
US Pat. #7,229,560B2	6/12/2007	12/6/2024
US Pat. #7,229,559B2	6/12/2007	2/27/2024
US Pat. #7,066,023B2 (issued to subsidiary – Environmental Security Corporation)	6/27/2006	7/14/2024
Singapore Pat. #66582	6/20/2000	1/9/2018
Singapore Pat. #103019	7/31/2006	9/13/2022

Patent Number	Issue Date	Expiration Date
Australia Pat. #732308	7/26/2001	1/9/2017
Australia Pat. #751991	12/19/2002	2/17/2019
Canada Pat. #2,277,163	5/10/2005	1/9/2018/
Canada Pat. #2321108	5/26/2009	2/17/2019
Canada Pat. #2460511	11/27/2012	9/13/2022
China Pat. #ZL98801774.1	4/19/2006	1/9/2018
Mexico Pat. #232768	12/05/2005	1/9/2018
Korea Pat. #0593867	6/20/2006	1/9/2018
Japan Pat. #4164707	8/8/2008	1/9/2018
Japan Pat. #4470133	3/12/2010	2/17/2019
Japan Pat. #4478866	3/26/2010	9/13/2022
Italy Pat. #1073610B1	1/4/2009	2/17/2019
EEU Pat. #0973593 (France, Great Britain, Italy)	12/01/2004	1/9/2018
EEU Pat, #1436470	7/3/2013	9/13/2022

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

AbTech Industries maintains active development programs focused on the treatment and removal of heavy metals, naturally occurring radioactive materials (NORMs) and phosphates from contaminated water. In 2014, AbTech Industries signed an exclusive license agreement for a highly effective heavy metals removal media that can be used in combination with Smart Sponge® filtration capabilities to target heavy metal contamination in the stormwater and mining industries, including removal of selenium VI, a highly toxic heavy metal. Work is currently underway with this technology to commercialize the application into effective product configurations.

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

AbTech Industries’ strategy on all of these projects is to partner with third parties (universities, engineering companies and other commercial partners) for experimentation and validation of proposed concepts. AbTech Industries has worked cooperatively with North Carolina State University, University of North Carolina Coastal Studies Institute, West Virginia University National Environmental Service Center, Millsaps College, California State University at Fullerton, Alden Labs, APEX Laboratories, Brooks Rand, ABC Labs, NAMSA and Hydroqual, Inc. on various projects and is looking at other qualified partners for specific projects.

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

AbTech Industries will fully exploit its internal manufacturing capabilities at its 13,000 square foot facility in Phoenix, Arizona. While maximizing the capacity of this facility, AbTech Industries will search out and train outsourcing partners in the United States and other regions. Products not using the Smart Sponge material will be contracted to outside manufacturers. As production volumes increase, AbTech Industries intends to further evaluate the opportunities to outsource the manufacturing of all components and most of the finished products, focusing on total quality and consistency. Due to the very atypical process and equipment used in AbTech Industries’ manufacturing, it is unclear at this time if a suitable manufacturing partner exists. AbTech Industries would need to confirm a clear value proposition prior to outsourcing manufacturing.

Regulatory

In 2009, AbTech Industries filed an application with the EPA for registration of Smart Sponge Plus under FIFRA. In July 2010, AbTech Industries received notice of a time-limited registration under FIFRA from the EPA that contained certain conditions requiring AbTech Industries to submit additional acute aquatic toxicity data regarding the active ingredient in Smart Sponge Plus to the EPA by July 1, 2011. Subsequently, the EPA granted extensions of the time-limited registration to December 31, 2014. In December 2014, the Company received notice from the EPA that the conditional registration for its Smart Sponge Plus products is no longer subject to a time limitation and the pending submission of additional data, as required by the EPA’s original time-limited conditional registration approval, will not be required from AbTech until the agency requires all registrants of similar products to submit such data. Under the current registration, the Company is allowed to sell its Smart Sponge Plus products for the intended uses with EPA approved labeling. The EPA registration number for Smart Sponge Plus is 86256-1.

Employees

As of March 27, 2015, we had 20 full-time employees. Five of these individuals are involved in sales and marketing; three in production; two in research and development, three in engineering and seven in administrative functions.

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

We have incurred net losses since our inception. The Company had a net loss of approximately $6.5 million during the fiscal year ended December 31, 2014. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. There can be no assurance that future operations will be profitable. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

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

The Company has completed several debt financings and is subject to the normal risks associated with debt financing, including the risk that our cash flow will be insufficient to meet required payments of principal and interest and the risk that we will not be able to renew, repay, or refinance our debt when it matures or that the terms of any renewal or refinancing will not be as favorable as the existing terms of that debt. As of December 31, 2014, the Company had approximately $8.7 million of outstanding debt that matures in 2015 and accrued interest payable of $462,356.

We have debt outstanding that is secured by all of the assets of the Company.

During 2014 and 2013, we issued promissory notes that are secured by all of the assets of the Company, including its intellectual property. As of December 31, 2014, seven secured promissory notes, having a senior security interest in the assets of the Company and an aggregate principal amount of $2,000,000, were outstanding. In addition, twelve other secured promissory notes, having a junior security interest in the assets of the Company and an aggregate principal amount of $6,516,979, were outstanding. If we are unable to pay our obligations to our secured lenders, they could proceed against any or all of the collateral securing our indebtedness to them which could prevent the Company from continuing its operations in whole or in part.

You may suffer dilution if the Secured Notes are converted to common stock.

As of December 31, 2014, the Company had approximately $4.85 million of convertible notes outstanding that, if converted, would require the company to issue approximately 9.5 million shares of common stock. Such conversion would cause the percentage ownership of our current stockholders to be diluted.

Our independent auditors have expressed substantial doubt about the Company’s ability to continue as a going concern, which may hinder our ability to obtain future financing.

In their report dated March 31, 2015, our independent registered public accounting firm included an emphasis-of-matter paragraph with respect to our financial statements for the fiscal year ended December 31, 2014 concerning the Company’s assumption that it will continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of recurring losses from operations. To date, each of Abtech Holdings and AbTech Industries has only incurred net operating losses resulting in a significant accumulated deficit. Our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful. The Company plans to raise additional capital in the near term and is currently considering the various options available for raising such capital.

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

The recent global economic downturn has caused disruptions and volatility in global financial markets and increased rates of default and bankruptcy and has impacted levels of consumer and commercial spending. We are unable to predict the duration, severity or pace of recovery of this global economic and financial crisis. There can be no assurance that any actions we may take in response to further deterioration in general economic and financial conditions will be sufficient. A protracted continuation or worsening of the global economic downturn or disruptions in the financial markets could have a material adverse effect on our business, financial condition, or results of operations.

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

Rapid growth places a significant strain on financial, operational, and managerial resources. While we engage in strategic and operational planning to adequately manage anticipated growth, there can be no assurance that we will be able to implement and subsequently improve operations and financial systems successfully and in a timely manner to fully manage our growth. There can be no assurance that we will be able to manage our growth and any inability to successfully manage growth could materially adversely affect our business, financial condition, and results of operation.

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

Failure by us or our partners to comply with current or future governmental regulations and quality assurance guidelines could lead to temporary manufacturing shutdowns, product recalls or related field actions, product shortages, or delays in product manufacturing. Specifically, with regard to the EPA’s conditional approval of the registration of our Smart Sponge Plus products under FIFRA, if the EPA makes additional information requests in the future that we are unable comply with, the EPA’s conditional approval of our registration of Smart Sponge Plus products under FIFRA could be suspended and the Company would then not be able to sell Smart Sponge Plus products. However, the expiration of the conditional approval of Smart Sponge Plus products would not affect our ability to continue to sell the regular Smart Sponge products that do not include an antimicrobial agent. (see Item 1. “BUSINESS – Regulatory” on page 16 of this Annual Report on Form 10-K). Efficacy or safety concerns and/or manufacturing quality issues with respect to our products or those of our partners could lead to product recalls, fines, withdrawals, declining sales, and/or our failure to successfully commercialize new products or otherwise achieve revenue growth.

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

We have limited product distribution experience and currently rely and plan to rely on product distribution arrangements with third parties. We may also license our technology to certain third parties for commercialization of certain applications. We expect to enter into distribution agreements and/or licensing agreements in the future, and we may not be able to enter into these agreements on terms that are favorable to us, if at all. In addition, we may have limited or no control over the distribution activities of these third parties. These third parties could sell competing products and may devote insufficient sales efforts to our products. As a result, our future revenues from sales of our products, if any, will depend on the success of the efforts of these third parties.

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

SOX, as well as rules subsequently implemented by the SEC, imposes various requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

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

We currently lease an administrative office of 6,066 square feet located at 4110 North Scottsdale Road, Suite 235, Scottsdale, Arizona 85251. The Company also leases a 13,000 square foot space for its manufacturing facility located at 3610-2 E. Southern Ave., Phoenix, Arizona 85040. The Company’s AEWS Engineering subsidiary is located at 3100 Smoketree Court, Suite 1000, Raleigh, North Carolina 27604 in a leased office space of 4,626 square feet. Our telephone number is (480) 874-4000.

ITEM 3.	LEGAL PROCEEDINGS.

As previously disclosed, on February 28, 2013, the Company filed a complaint against Arctech, Inc. (“Arctech”) with the Maricopa County Superior Court in Phoenix, Arizona. The allegations in the complaint arose from the Company’s License, Supply and Distribution Agreement with Arctech, dated June 6, 2012 (the “Agreement”). In July 2014, the Company settled litigation with Arctech. As a result of the settlement, the Agreement has been terminated and declared void with AbTech and Arctech mutually relinquishing, releasing, and discharging any and all of their claims, rights, or interests of any kind or nature to the Agreement or any products or services previously provided pursuant to the Agreement. In addition, all claims in the litigation have been dismissed with prejudice.

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

	Sales Price of Common Stock
Quarter ended	High	Low
December 31, 2014	$0.38	$0.26
September 30, 2014	$0.45	$0.32
June 30, 2014	$0.53	$0.36
March 31, 2014	$0.53	$0.28
December 31, 2013	$0.60	$0.41
September 30, 2013	$0.75	$0.50
June 30, 2013	$0.76	$0.60
March 31, 2013	$0.88	$0.50

Stockholders

As of March 27, 2015 there were 198 stockholders of record of our common stock and approximately 2,300 additional “street name” holders whose shares are held of record by banks, brokers and other financial institutions. Our transfer agent is Worldwide Stock Transfer, LLC. The transfer agent’s address is 1 University Plaza, Suite 505, Hackensack, New Jersey 07601.

Dividends

We have never declared or paid cash dividends on our common stock, and we do not anticipate paying dividends in the foreseeable future. Our future payment of dividends will depend on our earnings, capital requirements, expansion plans, financial condition, and other relevant factors that our Board of Directors may deem relevant. Our accumulated deficit currently limits our ability to pay dividends.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

There were no issuer purchases of our equity securities during the fiscal year ended December 31, 2014.

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

Results of Operations

We generate revenues by selling water filtration products and services related to the treatment of contaminated water so that such water can either be discharged or reused. All of our current products include some form of Smart Sponge filtration media, which we manufacture. Our products include a variety of designs and sizes to effectively address many applications where water treatment is needed. In addition, through our subsidiary AEWS, we provide engineering services related to the design and operation of water treatment systems. In 2014, UUF products, Smart Pak products, and engineering services accounted for approximately 50%, 16% and 16%, respectively, of total revenues. We sell our products to distributors, contractors, OEM manufacturers and end-users.

Comparison of the years ended December 31, 2014 and 2013

Revenue

Revenues in 2014 of $606,885 increased by approximately 32% compared to revenues of $461,296 in 2013. The sales growth is attributed primarily to product sales for a variety of small stormwater projects in 2014. The Company also continued work on a project in Nassau County, New York with approximately $90,000 billed in 2014 compared to $55,000 billed for the project in 2013. The revenue recognized in 2014 on the Nassau County project is related to the engineering services rendered to complete the site selection and other engineering work that precedes the installation of the stormwater treatment systems which will account for the large majority of the not-to-exceed $12 million contract with Nassau County. Installation of the stormwater systems is now expected to begin in 2015, although the actual time schedule for installations will be determined by the county.

Going forward the Company continues to expect significant sales growth for stormwater projects as economic conditions improve, programs for public private partnerships are further developed and replicated, and opportunities to expand into new markets for produced water and other industrial applications of the Smart Sponge technology are pursued. The Company is actively pursuing other similar projects on the east coast of the United States with municipalities seeking to repair stormwater systems damaged by Hurricane Sandy in 2012 or otherwise upgrade stormwater handling systems. In 2014 the Company announced a collaboration effort with Corvias Solutions to develop large stormwater infrastructure projects, particularly under privately-financed public-private partnership models. AEWS is teaming with Corvias Solutions to provide engineering and design services to support a $100 million project in Prince George’s County, Maryland. AbTech and Corvias are jointly pursuing other similar contracts for DBO type projects.

In 2014, the Nassau County project accounted for approximately 15% of revenues and products sold for a municipal project in Maryland accounted for approximately11% of revenue.

Gross Margins

The gross margin percentage increased to 21% in 2014 from 12% in 2013. This improvement in gross margins is the result of a sales product mix that included higher margin items in 2014 and the recognition of revenue from forfeited customer deposits that carried no corresponding cost. The gross margin in 2014 was adversely affected by the continuing cost of excess production capacity. The Company operated at approximately 2% of manufacturing capacity in both 2014 and 2013. If the Company can spread the overhead costs of operating the manufacturing facility over a larger base of produced products, the margins would be expected to improve significantly. Our current manufacturing facility is capable of producing approximately 75,000 pounds of Smart Sponge material per month. We estimate that this amount of Smart Sponge material could generate $10-20 million in revenue per year at current product prices. This revenue estimate is dependent on the mix of products actually sold and the portion of sales at distributor versus retail prices. We do not currently have plans to reduce manufacturing capacity and we anticipate that the excess capacity will continue to adversely affect gross margins for at least a portion of 2015. We are also exploring alternative manufacturing procedures that could significantly increase the production capacity of our existing facility.

As AbTech has evolved its business model to capture a greater portion of the value chain through a program management and total solutions approach, the Company's gross margin expectations will vary depending on whether a contract falls under this new model or under the traditional product sales model. As described above, the Company expects to see continually increasing margins for its product sales as it expands its volume to realize economies of scale. AbTech's comprehensive storm water program offering, which includes the Nassau County project, is expected to realize blended gross margin rates that vary from, at the low end, that of a typical Engineering, Procurement, and Construction Management contractor, to at the high end, margins that can exceed 50% on sales of products that incorporate AbTech technologies. Although the Nassau County project is expected to have a relatively low gross margin overall due to the large portion of the contract that will involve subcontractor work, it is viewed internally by AbTech as a highly significant initial project under contract in the municipal stormwater programs/infrastructure market sector. As AbTech executes additional similar projects, the Company expects to be able to increase its margins through efficiencies and economies of scale.

The polymers we use to manufacture Smart Sponge material are produced by the petrochemical industry and use crude oil as a primary raw material. Accordingly, fluctuations in the price of crude oil can have a direct and significant impact on the cost of the polymers we use. For example, in a prior year, a large purchase of one of these polymers was made at a price that was 2.1 times the cost of the previous purchase of this same polymer. Before this price increase, the cost of these polymers represented approximately 5.1% of the list selling price of a typical UUF (2.5% for antimicrobial version) and approximately 6.3% of the list selling price of a typical Smart Pak insert (3.1% for antimicrobial version). After the price change, the cost of polymers as a percentage of list selling price increased to 9.2% for UUFs (4.5% for antimicrobial version) and 11.5% for Smart Pak inserts (5.7% for antimicrobial version). These percentages vary by product sold depending on the size of the product and the amount of Smart Sponge media used in the product. The Company establishes its list selling prices taking into consideration the cost of the component materials (including polymers), competitive factors and other market conditions. The cost of the polymers used in the Smart Sponge products accounted for approximately 8% and 18% of the total cost of revenues in 2014 and 2013, respectively. While the Company has no contractual right to pass along fluctuations in raw material costs to customers, it does have the right to change selling prices from time to time by giving distributors 30 days advance notice.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased by $844,000 (17%) in 2014 compared to 2013. Payroll and employee benefit expenses, including costs for temporary workers, accounted for approximately $213,000 of the expense reduction as the Company decreased its staff slightly during the year. The reduction in headcount also accounted for a decrease of approximately $110,000 in travel related expenses during 2014. Investor and public relations expenses decreased by approximately $263,000 in 2014 as the Company discontinued some of the activities it pursued in 2013 to increase the Company’s name recognition in the financial and commercial markets. Similarly, the company reduced its expenditures in 2014 for promotional activities by $59,000, and for membership dues by $55,000. Legal and audit fees also decreased in 2014 by approximately $141,000 due primarily to the unusually high legal and audit fees experienced by the Company in 2013 when it completed two S-1 Registration Statement filings with the SEC. These cost savings were partially offset by increased costs in 2014 of approximately $84,000 for consultants and $43,000 for the Company’s AEWS subsidiary.

Research and development expenses

The Company’s primary research and development (“R&D”) focus in 2014 and 2013 has been new products using the Smart Sponge technology in applications for the treatment of produced water, and other industrial applications. In both years these efforts involved a significant amount of product testing in the lab and in the field with corresponding costs for personnel (employees and consultants), fees for lab analysis, equipment rental and travel costs. Total R&D costs were approximately $567,000 higher in 2014 than 2013, primarily due to approximately $309,000 of costs associated with field tests conducted by the Company on its produced water products. In addition, in 2014, the Company entered into an agreement that engaged a consultant to design and develop a new technology for use in the treatment of landfill leachate. Under the agreement, the Company incurred consulting fees of approximately $252,000 in 2014. In addition, the stormwater research and development projects being conducted by North Carolina State University for the Company had costs of $139,000 in 2014 compared to $109,000 in 2013.

Other income (expense)

Interest expense increased from $144,195 in 2013 to $1,022,546 in 2014. The increase is related to the interest accruing on the $3.5 million of debt issued by the Company at the end of 2013 and approximately $5 million of additional debt issued during 2014. Interest expense also includes imputed interest for note discounts, beneficial conversion features and deferred financing costs related to the offerings of the debt instruments. The various components of interest expense are summarized in the table below:

Interest Components	2014	2013
1. Interest accrued on notes outstanding and other finance charges.	$432,662	$94,576

2. Amortization of the note discount created by the bifurcation of the warrant value at the time the promissory notes were issued.	269,460	16,634

3. Interest imputed on promissory notes issued with beneficial conversion terms.	157,453	10,477

4. Amortization of the deferred financing costs related to the private offerings in which the promissory notes were sold.	162,971	22,508

TOTAL INTEREST EXPENSE	$1,022,546	$144,195

Liquidity and Capital Resources

Liquidity

At December 31, 2014 the Company had a working capital deficiency of approximately $7,727,000 compared to a working capital surplus of $85,000 at December 31, 2013. The change from a working capital surplus to a deficiency is primarily attributable to the use of cash for operations during 2014, the $5 million of new short-term debt issued by the Company during the year and the $3.5 million of debt issued by the Company in 2013 that was classified as long term debt at December 31, 2013 and was classified as short-term debt at December 31, 2014.

To date, the Company has not generated sufficient revenue to cover its operating costs and continues to operate with negative cash flow. At December 31, 2014, our cash balance was $1,049,460, representing less than 3 months of historical negative cash flows from operations. While we expect to achieve significant sales growth over the long-term, continued negative cash flow from operations is expected in the short term.

The Company will require additional capital to maintain current operations until sales revenues grow sufficiently to provide such capital. The Company also has approximately $9,267,000 of debt that will become due at various stages during 2015. Unpaid interest accrued on notes payable as of December 31, 2014 was $462,356 compared to $36,062 at December 31, 2013. The Company will need to raise additional capital to retire or refinance this debt, although $4.1 million of this debt is convertible and may be converted to common stock of the Company at the holder’s discretion. In addition, rapid growth may require the Company to enter into working capital financing arrangements. The Company currently has no such financing commitments in place.

Operations in 2014 and 2013 were funded primarily by proceeds from the issuance of promissory notes, convertible secured promissory notes and unsecured promissory notes, all with accompanying warrants. The net proceeds from these notes amounted to $5,017,000 in 2014 and $5,270,000 in 2013.

Our balance sheet at December 31, 2014, shows approximately $498,000 of net inventory. We anticipate that a financing facility, secured by inventory and accounts receivable, will be a likely means the Company will use to finance inventory and accounts receivable if the Company experiences rapid sales growth. The Company does not currently have such a facility in place and there is no assurance that such a facility can be secured when needed. The current debt outstanding that is secured by the assets of the Company, allows the Company to pursue this type of financing without violating the security interests of the debt holders.

In 2013, the Company entered into an agreement (the “Investment Agreement” or “Equity Line of Credit”) with Dutchess Opportunity Fund, II, LP (“Dutchess”) whereby Dutchess is irrevocably committed to purchase up to $2 million of ABHD common stock from the Company over the course of 36 months. The aggregate number of shares issuable by the Company and purchasable by Dutchess under the Investment Agreement is limited by the dollar amount sold, in this instance no more than $2 million, and will depend upon the trading price of the Company’s shares. The purchase price will be set at ninety-seven percent (97%) of the lowest daily volume weighted average price of the Company’s common stock during the five consecutive trading days beginning on the date of the applicable put. The Company may draw on the Equity Line of Credit from time to time, as and when it determines appropriate in accordance with the terms and conditions of the Investment Agreement. The Company has no obligation to utilize the full amount available under the Equity Line of Credit. As of December 31, 2014, the Company had made no draws on the Equity Line of Credit.

In April 2013, the Company facilitated a transaction (the “Transaction”) wherein a group of new investors purchased eleven outstanding convertible promissory notes (the “Notes”) issued by the Company’s subsidiary, AbTech. The Notes were all non-interest bearing with an aggregate principal amount of $1,856,000 and maturity dates ranging from March 31, 2013 to May 11, 2014. The investors purchased the notes, immediately exercised the Notes’ original conversion feature converting the Notes into shares of Series A Preferred Stock of AbTech Industries, Inc. and then further converted the shares of Series A Preferred Stock into shares of the Company’s common stock as provided for in the terms of the 2011 Merger with AbTech. No cash was paid or received by the Company in connection with the Transaction. As a result of the Transaction, the Company reduced its outstanding convertible debt by $1,856,000 and issued 2,649,640 shares of its common stock.

Operating Activities

The Company had negative cash flow from operations in 2014 of approximately $5.2 million compared to negative cash flows from operations of $5.1 million in 2013 reflecting comparable cash requirements for operations year to year. The Company’s negative cash flow from operations in 2014 and 2013 is the result of the Company incurring the costs of developing and marketing its products in various targeted markets in advance of the expected resultant sales revenues. Although the Company’s net loss for 2014 was approximately $531,000 greater than the net loss for 2013, the net cash used in operating activities was only $101,000 more in 2014 than in 2013. This is due to the significant non-cash expense items incurred by the Company. Of the net losses incurred by the Company in 2014 and 2013, approximately $590,000 and $50,000, respectively, was attributable to interest expense that did not, and will not, require the expenditure of cash because they represent charges to interest expense for the amortization of note discounts and deferred financing costs related to debt issued by the Company. Similarly, selling general and administrative expenses of $564,000 and $540,000 in 2014 and 2013, respectively, are related to the non-cash expense items for the value of common stock issued for services rendered and stock based compensation expense.

The Company believes that as distribution channels mature, economic conditions improve and targeted market applications are proven and accepted, the Company will be able to generate sufficient revenue to generate positive cash flow from operations, but can provide no such assurances.

Investing Activities

The Company had capital expenditures of $24,558 in 2014 and $17,149 in 2013. As of December 31, 2014, the Company had no commitments for future capital expenditures. However, if the Company is successful in achieving significant sales growth in 2015, it may need to expand its manufacturing capacity or outsource some of its manufacturing. The Company believes that developing activities with distributors and new market opportunities for its products make such sales growth possible in 2015 and that such growth may cause the Company to exceed its current manufacturing capacity. Accordingly, the Company is currently considering options for expanding manufacturing capacity with additional equipment and improved production efficiencies or outsourcing some of its manufacturing.

Financing Activities

Net cash provided by financing activities for the years ended December 31, 2014 and 2013 amounted to $5,036,557 and $3,760,645, respectively. The net cash provided by financing activities for the year ended December 31, 2014 includes proceeds of $5,017,000 from debt financing which is comparable to the $5,270,000 in proceeds received from debt financing in 2013. However, in 2013, $1.5 million of these proceeds were used to repay other debt maturing during the year. In 2014, the Company also received $29,396 in proceeds from the exercise of various warrants and a stock option.

Going Concern and Management’s Plans

The accompanying December 31, 2014 consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As discussed in Note 2 to the accompanying December 31, 2014 consolidated financial statements, we have not achieved a sufficient level of revenues to support our business and have suffered substantial recurring losses from operations since our inception, resulting in a significant accumulated deficit. These factors raise substantial doubt about the Company’s ability to continue operations as a going concern. As such, the Company’s independent registered public accounting firm, in their report dated March 31, 2015, included an emphasis-of-matter paragraph with respect to our financial statements for the fiscal year ended December 31, 2014 concerning the Company’s assumption that we will continue as a going concern. The accompanying December 31, 2014 consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustment that might be necessary should the Company be unable to continue as a going concern. Management believes that the Company’s ability to continue as a going concern will be dependent on its ability to raise additional capital and/or generate significant sales growth in the short term. The Company’s ability to achieve these objectives cannot be determined at this time. Management’s plans in regard to these matters are described in Note 2 to the accompanying December 31, 2014 consolidated financial statements. If the Company is unable to raise additional capital and/or generate significant sales growth in the near term there is a risk that the Company could default on debt maturing during 2015, and could be required to significantly reduce the scope of its operations if no other means of financing operations are available.

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

The going concern basis of presentation assumes we will continue in operation throughout the next fiscal year and into the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. As discussed above, certain conditions currently exist, which raise substantial doubt upon the validity of this assumption. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

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

Fair value of warrant liability and note discount

The Company bifurcates the value of warrants sold with promissory notes. This bifurcation results in the establishment of a note discount with a corresponding charge to equity unless the terms of the warrant require it to be classified as a liability. The warrants and corresponding note discounts are valued using the Black-Scholes valuation model because there is no market price available for the warrants. This model uses estimates of volatility, risk free interest rate and the expected term of the warrants, along with the current market price of the Company’s common stock, to estimate the value of the outstanding warrants. The assumptions for expected dividend yield, expected volatility and expected term reflect management’s judgment and include consideration of historical experience. Expected volatility is based on historical volatility of the Company’s shares. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.

Inventory valuation

The Company’s inventory is stated at the lesser of cost or market, with cost computed on an average cost method which approximates the first-in first-out basis. Provision is made for obsolete, slow-moving or defective items where appropriate. This estimated valuation requires that management make certain judgments about the likelihood that specific inventory items may have minimal or no realizable value in the future. These judgments are based on the current quantity of the item on hand compared to historical sales volumes, potential alternative uses of the products and the age of the inventory item.

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

The following table summarizes the weighted average of fair value and the significant assumptions used in applying the Black-Scholes model for options granted in 2014 and 2013:

	2014	2013
Weighted average fair value for options granted	$0.23	$0.30
Weighted average assumptions used:
Expected dividend yield	0.0%	0.0%
Expected volatility	65.9%	70.7%
Risk-free interest rate	1.58%	2.26%
Expected life (in years)	4.6	4.2

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework 2013. We have concluded that our internal control over financial reporting was effective as of December 31, 2014.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission.

March 31, 2015

Glenn R. Rink	Lane J. Castleton
President, Chief Executive Officer	Vice President, Treasurer, Chief Financial Officer

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2014, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

There were no items requiring reporting on Form 8-K that were not reported on Form 8-K during the fourth quarter of the year covered by this Form 10-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item will be set forth in the Company’s Proxy Statement for the 2015 Annual Meeting of Shareholders or in a subsequent amendment to this report. All such information that is provided in the Proxy Statement is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this item will be set forth in the Company’s Proxy Statement for the 2015 Annual Meeting of Shareholders or in a subsequent amendment to this report. All such information that is provided in the Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be set forth in the Company’s Proxy Statement for the 2015 Annual Meeting of Shareholders or in a subsequent amendment to this report. All such information that is provided in the Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item will be set forth in the Company’s Proxy Statement for the 2015 Annual Meeting of Shareholders or in a subsequent amendment to this report. All such information that is provided in the Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item will be set forth in the Company’s Proxy Statement for the 2015 Annual Meeting of Shareholders or in a subsequent amendment to this report. All such information that is provided in the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES.

(a)	Financial Statements and Financial Statement Schedules

(1)	Financial Statements are listed in the Index to Financial Statements on page F-1 of this report.

(b)	Exhibits

2.1	Agreement and Plan of Merger, dated July 17, 2010, by and among the Registrant, Abtech Merger Sub, Inc., and AbTech Industries, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the SEC on July 22, 2010)

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated September 17, 2010, by and among the Registrant, Abtech Merger Sub, Inc., and AbTech Industries, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the SEC on September 22, 2010).

3.1	Certificate of Incorporation (incorporated by reference to the Registrant’s Registration Statement on Form SB-2 filed on July 27, 2007, Registration No. 333-144923)

3.2	Articles of Incorporation (incorporated by reference to the Registrant’s Registration Statement on Form SB-2 filed on July 27, 2007, Registration No. 333-144923)

3.3	Bylaws (incorporated by reference to the Registrant’s Registration Statement on Form SB-2 filed on July 27, 2007, Registration No. 333-144923)

3.4	Amendment to Articles of Incorporation (incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the SEC on June 16, 2010)

4	Stock Specimen (incorporated by reference to the Registrant’s Registration Statement on Form SB-2 filed on July 27, 2007, Registration No. 333-144923)

10.1	Transfer Agent Agreement (filed as Exhibit 10.1 to our Annual Report on Form 10-K filed on March 30, 2012 and incorporated herein by reference.)

10.2	Employment Agreement dated May 13, 2009, by and between Glenn R. Rink and AbTech Industries, Inc. (filed as Exhibit 10.2 to our current report on Form 8-K filed on February 14, 2011 and incorporated herein by reference)

10.3	Employment Agreement dated May 13, 2009, by and between Lane J. Castleton and AbTech Industries, Inc. (filed as Exhibit 10.3 to our current report on Form 8-K filed on February 14, 2011 and incorporated herein by reference)

10.4	Form of Indemnification Agreement between Abtech Holdings, Inc. and each member of its Board of Directors. (filed as Exhibit 10.4 to our current report on Form 8-K filed on February 14, 2011 and incorporated herein by reference)

10.5	AbTech Industries, Inc. 2007 Stock Plan (filed as Exhibit 10.6 to our current report on Form 8-K filed on February 14, 2011 and incorporated herein by reference)

10.6	Form of AbTech Industries, Inc. 2007 Incentive Stock Option Agreement (filed as Exhibit 10.7 to our current report on Form 8-K filed on February 14, 2011 and incorporated herein by reference)

10.7	Form of AbTech Industries, Inc. 2007 Non-qualified Stock Option Agreement (filed as Exhibit 10.8 to our current report on Form 8-K filed on February 14, 2011 and incorporated herein by reference)

10.8	Form of AbTech Industries, Inc. Warrant Agreement (filed as Exhibit 10.9 to our current report on Form 8-K filed on February 14, 2011 and incorporated herein by reference)

10.9	Contract for Services, dated October 8, 2013, between AbTech Industries, Inc., and Nassau County, a municipal corporation acting on behalf of the County Department of Public Works (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on November 14, 2013 and incorporated herein by reference)

10.10	Form of Secured Convertible Promissory Note and Warrant issued in the private placement that closed on December 6, 2013 (filed as Exhibit 10.11 to our Annual Report on Form 10-K filed on March 31, 2014 and incorporated herein by reference)

10.11	Investment Agreement, dated June 25, 2013, between the Company and Dutchess Opportunity Fund, II, L.P. (filed as Exhibit 1.1 of the Amendment No. 1 to the Registration Statement on Form S-1 as filed on July 29, 2013, Registration No. 333- 189587, and incorporated herein by reference)

10.12	Registration Rights Agreement, dated June 25, 2013, between the Company and Dutchess Opportunity Fund, II, L.P. (filed as Exhibit 1.2 of the Amendment No. 1 to the Registration Statement on Form S-1 as filed on July 29, 2013, Registration No. 333- 189587, and incorporated herein by reference)

10.13	Contract for Services, dated October 8, 2013, between the Company’s subsidiary, AbTech Industries, Inc., and Nassau County, a municipal corporation acting on behalf of the County Department of Public Works. (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on November 14, 2013 and incorporated herein by reference)

21*	List of Subsidiaries

24.1	Power of Attorney (See Signature Page)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32**	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed Herewith
**	Furnished Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABTECH HOLDINGS, INC.

Date: March 31, 2015	By:	/s/ Glenn R. Rink
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

Date: March 31, 2015	By:	/s/ Glenn R. Rink
Glenn R. Rink
Chief Executive Officer,
President and Director

Date: March 31, 2015	By:	/s/ Lane J. Castleton
Lane J. Castleton
Chief Accounting Officer, Chief Financial
Officer, Vice President, Secretary and
Treasurer

Date: March 31, 2015	By:	/s/ William S. Brennan
William S. Brennan, Director

Date: March 31, 2015	By:	/s/ Olivia H. Farr
Olivia H. Farr, Director

Date: March 31, 2015	By:	/s/ David Greenwald
David Greenwald, Director

Date: March 31, 2015	By:	/s/ A. Judson Hill
A. Judson Hill, Director

Date: March 31, 2015	By:	/s/ William C. McCartney
William C. McCartney, Director

Date: March 31, 2015	By:	/s/ Karl Seitz
Karl Seitz, Director

Date: March 31, 2015	By:	/s/ Jonathan Thatcher
Jonathan Thatcher, Director, Vice President
and Chief Operating Officer

ABTECH HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED

DECEMBER 31, 2014 AND 2013

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of

Abtech Holdings, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Abtech Holdings, Inc. and subsidiaries as of December 31, 2014 and 2013 and the related consolidated statements of operations, changes in stockholders’ equity (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Abtech Holdings, Inc. and subsidiaries at December 31, 2014 and 2013, and the results of its operations, changes in stockholders’ equity (deficiency), and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred substantial net losses in concurring years resulting in a significant accumulated deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Semple, Marchal & Cooper, LLP

Certified Public Accountants

Phoenix, Arizona

March 31, 2015

ABTECH HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31,

	2014	2013
ASSETS
Current assets
Cash and cash equivalents	$1,049,460	$1,212,984
Accounts receivable – trade, net	127,435	178,307
Inventories, net	498,214	403,439
Deferred charges, net	198,090	109,721
Prepaid expenses and other current assets	37,995	33,194
Total current assets	1,911,194	1,937,645

Fixed assets, net	56,830	60,423
Security deposits	33,940	33,940
Deferred charges, net	12,760	105,389
Total assets	$2,014,724	$2,137,397

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities
Accounts payable	$642,910	$688,469
Accounts payable – related party	5,545	5,911
Loans from shareholder	9,000	9,000
Notes payable, net of discount	1,572,325	500,000
Notes payable – related party, net of discount	2,680,294	-
Convertible promissory notes, net of discounts	935,566	250,000
Convertible promissory notes – related party, net of discounts	3,061,841	-
Capital lease obligation – current portion	2,731	3,927
Customer deposits	2,242	43,192
Accrued interest payable	462,356	36,062
Accrued expenses	263,801	315,724
Total current liabilities	9,638,611	1,852,285

Related party loan	84,669	90,564
Convertible promissory notes – related party – noncurrent portion, net of discounts	569,491	2,825,023
Convertible promissory notes – noncurrent portion, net of discounts	-	171,214
Capital lease obligation – noncurrent portion	-	2,727
Total liabilities	10,292,771	4,941,813

Commitments and contingencies

Stockholders’ equity (deficiency)
Common stock, $0.001 par value; 300,000,000 authorized shares; 68,543,002 and 67,883,879 shares issued and outstanding at December 31, 2014 and 2013, respectively	68,543	67,883
Additional paid-in capital	44,359,358	43,372,392
Non-controlling interest	(2,768,397)	(2,151,627)
Accumulated deficit	(49,937,551)	(44,093,064)
Total stockholders’ equity (deficiency)	(8,278,047)	(2,804,416)
Total liabilities and stockholders’ equity (deficiency)	$2,014,724	$2,137,397

The accompanying notes are an integral part of these consolidated financial statements.

ABTECH HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31,

	2014	2013

Net revenues	$606,885	$461,296

Cost of revenues	481,866	407,230
Gross profit	125,019	54,066

Operating expenses:
Selling, general and administrative	4,018,971	4,863,003
Research and development	1,544,858	978,214
Total operating expenses	5,563,829	5,841,217

Operating loss	(5,438,810)	(5,787,151)

Other income (expense):
Interest expense	(1,022,546)	(144,195)
Other income	99	788
Total other income (expense), net	(1,022,447)	(143,407)

Net loss before income taxes	(6,461,257)	(5,930,558)

Provision for income taxes	-	-
Net loss	(6,461,257)	(5,930,558)
Net loss attributable to non-controlling interest	(616,770)	(668,554)
Net loss attributable to controlling interest	$(5,844,487)	$(5,262,004)

Basic and diluted loss per common share	$(0.09)	$(0.08)

Basic and diluted weighted average number of shares outstanding	67,964,756	66,894,023

The accompanying notes are an integral part of these consolidated financial statements.

ABTECH HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

	Common Stock		Additional paid-in	Accumulated	Non- controlling
	Shares	Amounts	capital	deficit	interest	Total
Balance at December 31, 2012	64,638,372	$64,638	$40,372,764	$(38,499,745)	$(1,814,388)	$123,269
Shares issued for conversion of debt	2,702,119	2,702	1,890,034			1,892,736
Stock based compensation expense			338,223			338,223
Value of warrants issued with debt			243,439			243,439
Shares issued for exercise of warrants	136,912	137	(137)			-
Shares issued for services	300,000	300	201,900			202,200
Beneficial conversion feature of new debt			326,275			326,275
Preferred shares of subsidiary converting to common stock	106,476	106	(106)	(331,315)	331,315	-
Net loss				(5,262,004)	(668,554)	(5,930,558)
Balance at December 31, 2013	67,883,879	67,883	43,372,392	(44,093,064)	(2,151,627)	(2,804,416)
Stock based compensation expense			377,051			377,051
Value of warrants issued with debt			393,804			393,804
Shares issued for exercise of warrants	91,321	92	29,304			29,396
Shares issued for services	567,802	568	186,807			187,375
Net loss				(5,844,487)	(616,770)	(6,461,257)
Balance at December 31, 2014	68,543,002	$68,543	$44,359,358	$(49,937,551)	$(2,768,397)	$(8,278,047)

The accompanying notes are an integral part of these consolidated financial statements.

ABTECH HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

	2014	2013
Operating Activities
Net loss	$(6,461,257)	$(5,930,558)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	28,151	29,707
Common stock issued for services rendered	187,375	202,200
Stock-based compensation expense	377,051	338,223
Interest related to beneficial conversion feature	157,453	10,477
Note discount amortized as interest	269,460	16,634
Deferred charges expensed as interest	162,971	22,508
Changes in operating assets and liabilities:
Accounts receivable, net	50,872	(104,127)
Inventories, net	(94,775)	(5,635)
Prepaid expenses and other current assets	(4,801)	(19,117)
Accounts payable	(45,925)	420,865
Customer deposits	(40,950)	1,608
Accrued interest payable	426,294	44,122
Accrued expenses	(51,923)	82,442
Net cash used in operating activities	(5,040,004)	(4,890,651)

Investing Activities
Purchases of fixed assets	(24,558)	(17,149)
Net cash used in investing activities	(24,558)	(17,149)

Financing Activities
Proceeds from exercise of warrants and options	29,396	-
Repayment of borrowings	-	(1,500,000)
Proceeds from notes payable	5,016,979	5,270,000
Debt issue costs	(135,519)	(183,759)
Repayments under capital lease obligation	(3,923)	(3,739)
Net decrease in due to related party	(5,895)	(5,616)
Net cash provided by financing activities	4,901,038	3,576,886

Net change in cash and cash equivalents	(163,524)	(1,330,914)
Cash and cash equivalents at beginning of period	1,212,984	2,543,898
Cash and cash equivalents at end of period	$1,049,460	$1,212,984

Supplemental cash flow information:
Cash paid for interest	$6,367	$43,169
Cash paid for income taxes	$-	$-
Noncash investing and financing activities:
Common stock issued for conversion of debt, including accrued interest	$-	$1,892,736
Common stock, warrants and options issued for services	$187,375	$202,200
Unamortized portion of debt discount	$447,462	$503,763
Beneficial conversion feature recorded to additional paid-in capital	$-	$326,275
Warrants issued with debt	$393,804	$243,439

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

In 2012, the Company formed a subsidiary, AEWS Engineering, LLC (“AEWS”), an independent civil and environmental engineering firm, established to provide engineering and technology innovation to the water infrastructure sector. AEWS is owned 80% by the Company and 20% by Bjornulf White, the President of AEWS. Under the AEWS operating agreement, the Company is funding the developmental costs of AEWS. Any future profits will be allocated first to those members that have funded prior losses (AbTech) and then to members in proportion to their membership interests. Accordingly, the operations of AEWS for the periods reflected in these condensed consolidated financial statements are allocated 100% to the Company. AEWS has an office located in Raleigh, North Carolina and its operations since inception have been focused on setting up the business and pursuing new business development activities.

In 2013, the Company formed a wholly-owned subsidiary in the United Kingdom, AbTech Industries (UK) Limited (“AbTech UK”). The Company intends to use this subsidiary to conduct operations in the UK and potentially other European countries; however, as of December 31, 2014, AbTech UK had not initiated operations and had no financial transactions.

AbTech’s wholly-owned subsidiary, Environmental Security Corporation (“ESC”), was formed by the Company in 2003 to develop a sensor array technology designed to detect impurities in water flows. ESC owns a U.S. patent on this technology and has acquired rights to another monitoring technology, but otherwise had no operations during either 2014 or 2013.

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

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amount of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Significant estimates are used in determining the allowance for doubtful accounts and inventory allowance, in valuing stock-based compensation, in valuing warrants and in determining the classification of conversion options embedded in convertible promissory notes. Due to the uncertainties inherent in the formulation of accounting estimates, and the significance of these items, it is reasonable to expect that the estimates in connection with these items could be materially revised within the next year.

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

•	Cash and cash equivalents – Financial instruments that subject the Company to credit risk are cash balances maintained in excess of federal depository insurance limits. At December 31, 2014, the Company had $608,886 in cash or cash equivalent balances which were not federally insured by the Federal Deposit Insurance Corporation. To date, the Company has not experienced any losses in such accounts and believes the exposure is minimal.
•	Major customers and accounts receivable – Major customers represent any customer that accounts for more than 10% of revenues for the year. During 2014, the Company had two customers that accounted for 15% and 11%, respectively, of revenues and whose accounts receivable balances (unsecured) accounted for approximately 11% and 0%, respectively, of accounts receivable at December 31, 2014. During 2013, the Company had three customers that accounted for 15%, 13% and 12%, respectively, of revenues and whose accounts receivable balances (unsecured) accounted for approximately 34%, 31% and 19%, respectively, of accounts receivable at December 31, 2013.
•	Supplier – Major suppliers represent any vendor that accounts for more than 10% of purchases for the year. During 2014, the Company had three vendors that accounted for 37%, 17% and 17%, respectively, of its purchases. These vendors had an accounts payable balance of $0, $3,690 and $0, respectively, at December 31, 2014. During 2013, the Company had three vendors that accounted for 32%, 14% and 13%, respectively, of its purchases. These vendors had an accounts payable balance of $0, $6,140 and $0, respectively, at December 31, 2013.

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

Inventories – Inventories are stated at the lower of cost or market, with cost computed on an average cost method which approximates the first-in, first-out basis. Inventory costs include raw materials, direct labor and manufacturing overhead. Provision is made for obsolete, slow-moving or defective items when appropriate. The amount of any provision is recognized as an expense in the period the provision occurs.

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

Deferred Charges – Deferred charges are costs incurred in connection with the issuance of debt. These costs are capitalized as an asset and amortized over the term of the debt using the effective interest method. Interest expense related to the amortization of these deferred charges totaled $162,971 in 2014 and $22,508 in 2013.

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

In 2014 and 2013, the Company recognized revenue from the sale of its Smart Sponge® and Smart Sponge Plus products, including Ultra-Urban® Filters, Line Skimmers, Passive Skimmers and Smart Paks®. The Smart Paks are usually sold as a component of an engineered system such as an end-of-pipe vault or other larger multi-product treatment train. The Company provides engineering design services on some engineered solutions. Revenue from design services are recognized at the time the engineering services are rendered.

In 2013, the Company entered into a contract arrangement whereby it earns revenue for multiple deliverables including engineering services, installation of stormwater treatment systems and maintenance activities. The Company accounts for the contract deliverables related to installation and construction using the percentage-of-completion method and makes estimates of the completion percentages based on the costs and hours actually incurred to complete each project task. The contract deliverables related to pre-construction engineering services and post-construction maintenance services are handled as separate units of accounting with the revenue allocated by the contract to each separate unit of accounting recognized as the respective services are actually performed. As of December 31, 2014, only pre-construction engineering services have been performed under the contract.

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

Allowance for Doubtful Accounts – The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowances are calculated based on a detailed review of individual customer accounts, historical rates and an estimation of the overall economic conditions affecting the Company’s customer base. The Company reviews a customer’s credit history before extending credit. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company charges off uncollectible receivables when all reasonable collection efforts have been taken. The allowance for doubtful accounts was $35,000 at December 31, 2014 and $25,000 at December 31, 2013.

Customer Deposits – The Company occasionally receives prepayments or deposits from customers for products they order or intend to order. In such cases the prepayment or deposit is initially recorded as a liability (customer deposits) and is only recognized as revenue when the ordered products are shipped and the risks and rewards of ownership have been transferred to the customer.

Cost Recognition – Cost of revenues includes all direct material and labor costs and those indirect costs of bringing raw materials to sale condition, including depreciation of equipment used in manufacturing and shipping and handling costs. Selling, general, and administrative costs are charged to operating expenses as incurred. Research and development costs are expensed as incurred and are included in operating expenses. Advertising costs are expensed as incurred. Total advertising costs for 2014 and 2013 were $13,280 and $12,595, respectively.

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

Compensation expense for stock options is recorded over the vesting period using the estimated fair value on the date of grant, as calculated by the Company using the Black-Scholes model. The Company classifies all share-based awards as equity instruments and recognizes the expense of the awards ratably over their respective vesting periods.

See NOTE 11 for a description of the Company’s share-based compensation plan and information related to awards granted under the plan.

Fair Value of Warrants and Note Discount – The Company bifurcates the value of warrants sold with promissory notes. This bifurcation results in the establishment of a note discount with a corresponding charge to equity unless the terms of the warrant require it to be classified as a liability. The warrants and corresponding note discounts are valued using the Black-Scholes valuation model because there is no market price available for the warrants. This model uses estimates of volatility, risk free interest rate and the expected term of the warrants, along with the current market price of the Company’s common stock, to estimate the value of the outstanding warrants.

Net Loss Per Share – Basic net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period. The Company has other potentially dilutive securities outstanding that are not shown in a diluted net loss per share calculation because their effect in both 2014 and 2013 would be anti-dilutive. These potentially dilutive securities include Series A Preferred Stock, options, warrants and convertible promissory notes (see Notes 10 and 11), and total 32,486,223 shares at December 31, 2014 and 31,602,641 shares at December 31, 2013.

Conversion Options – The Company will bifurcate conversion options embedded in financial instruments and account for them at fair value if required. Currently, the Company has determined that none of its embedded conversion options require bifurcation.

Imputed Interest – A note issued solely for cash equal to its face amount is presumed to earn the stated rate of interest. However, in some cases the parties may also exchange unstated (or stated) rights or privileges, which are given accounting recognition by establishing a note discount or premium account. In such cases, the Company imputes interest when required.

Reclassification of Prior Year Amounts – Certain prior year numbers have been reclassified to conform to the current year presentation. These reclassifications had no effect on the Company’s net loss or net loss per share.

Recent Accounting Pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the year ended December 31, 2014, that are of significance, or potential significance, to the Company.

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

In August 2014, the Financial Accounting Standards Board issued ASU No. 2014-15, “Presentation of Financial Statements—Going Concern, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” which provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The guidance is effective for the Company beginning for the annual period ending December 31, 2016 and interim periods thereafter. The Company is currently evaluating this ASU and its potential impact on the Company’s financial statement footnote disclosures.

In June 2014, the FASB issued Accounting Standards Update No. 2014-12, "Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period" ("ASU 2014-12"). ASU 2014-12 provides explicit guidance on whether to treat a performance target that could be achieved after the requisite service period as a performance condition that affects vesting, or as a non-vesting condition that affects the grant-date fair value of an award. The update requires that compensation costs are recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. This update is effective for the annual periods and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the effect that the updated standard will have on the financial statements and related disclosures.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and has incurred net losses since its inception. These losses, with the associated substantial accumulated deficit, are a direct result of the Company’s product development activities and the costs of introducing its technologies to the market and pursuing market acceptance. In view of these matters, realization of a major portion of the assets in the accompanying consolidated balance sheets is dependent upon continued operations of the Company which in turn is dependent upon the Company’s ability to meet its financing requirements, and the success of its future operations. The Company operates in a new, developing industry with a variety of competitors. These factors raise substantial doubt about the Company’s ability to continue as a going concern. As a result, the Company’s independent registered public accounting firm included an emphasis-of-matter paragraph with respect to the accompanying consolidated financial statements expressing uncertainty regarding the Company’s assumption that it will continue as a going concern.

In order to continue as a going concern, the Company will need to generate additional revenue and obtain additional capital to fund its operating losses and service its debt. Management’s plans in regard to these matters are described as follows:

Sales and Marketing. Historically, the Company has generated revenues by selling its products directly to end customers and through distributors in key geographic markets. Over the past few years, the Company has redirected its focus on multiple market segments and has revised its go-to-market strategy by disengaging distributors with exclusive geographic territories, in favor of new alliances to penetrate key market segments such as municipal stormwater, federal facilities and industrial process water. In the aftermath of Hurricane Sandy in 2012, the Company focused its efforts on the east coast of the United States where many municipalities are faced with significant rebuilding projects. In this regard, the Company, including its AEWS subsidiary, has pursued contracts that will enable it to bring its stormwater expertise to bear in all phases of rebuilding projects, including the design, installation and operation of water treatment systems. The Company signed its first contract for such a project with the County of Nassau in October 2013. Approximately 15% of the Company’s revenues in 2014 were attributable to the initial engineering work completed on this not-to-exceed $12 million contract. The Company is also continuing its efforts to develop other large projects and in 2014 announced a collaboration effort with Corvias Solutions to develop large stormwater infrastructure projects, particularly under privately-financed public-private partnership models. AEWS is teaming with Corvias Solutions to provide engineering and design services to support a $100 million project in Prince George’s County, Maryland. In addition, through its research and development efforts the Company has made strides to develop products for new markets addressing the treatment of produced water in the mining and drilling (fracking) industries, the treatment of landfill leachate and a process for the filtration of heavy metals from water. These developments show promise for future revenues once the products and systems being developed for these markets are proven and refined.

Financing. To date, the Company has financed its operations primarily with loans from shareholders, private placement financings and sales revenue. During 2014, the Company raised $5 million from the sale of Secured Promissory Notes (see NOTE 14 – PRIVATE PLACEMENTS). The Company also has available a $2 million equity line of credit from which it has not made any draws to date (see NOTE 13 – EQUITY LINE OF CREDIT). Management believes that with continued field validation successes, an improving economy, federal regulatory approval of the Company’s antimicrobial technologies, and success in implementing P3 stormwater programs for municipal customers, sales revenue can grow significantly, thus enabling the Company to reverse its negative cash flow from operations and raise additional capital as needed. However, there is no assurance that the Company’s overall efforts will be successful.

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

NOTE 3 - INVENTORIES

Inventories consist of the following at December 31,:

	2014	2013
Raw materials	$94,817	$88,191
Work in process	478,145	370,969
Finished goods	35,252	54,279
Reserve for obsolescence	(110,000)	(110,000)
Total	$498,214	$403,439

NOTE 4 - FIXED ASSETS

Fixed assets consist of the following at December 31,:

	2014	2013
Furniture and fixtures	$131,110	$131,110
Computer equipment	61,317	60,593
Machinery and equipment	295,213	271,379
Leasehold improvements	31,830	31,830
Total cost	519,470	494,912
Less accumulated depreciation	(462,640)	(434,489)
Net book value	$56,830	$60,423

Depreciation expense charged to operations during 2014 and 2013 was $28,151 and $29,707, respectively.

NOTE 5 - COMMITMENTS

Capital Leases – In 2012, the Company’s subsidiary, AEWS, entered into a capital lease for the purchase of telephone equipment valued at $11,599. Annual depreciation expense on this equipment was $3,864 in both 2014 and 2013 leaving an accumulated depreciation balance at December 31, 2014 of $8,694. The Company had no other capital leases at December 31, 2014. Minimum future lease payments and present values of the net minimum lease payments for this capital lease are as follows:

Total minimum lease payments (due in 2015)	$2,965
Less: Sales tax amounts	187
Net minimum lease payments	2,778
Less: imputed interest	47
Present value of net minimum lease payments	2,731
Less: current portion	2,731
Capital lease obligation noncurrent portion	$-

Operating Leases – The Company leases office and warehouse space, office equipment and an automobile under various noncancelable operating leases that extend through May 2018. Total rental expense charged to operations during the years ended December 31, 2014 and 2013 were $402,904 and $483,170, respectively. Because the Company’s leases contain escalating lease payments during their terms, the Company recognizes rental expense for these leases as a straight-line amortization of the total lease expense to be paid over the term of the leases. The difference between the amount of rent expensed and the amount of rent actually paid under the leases is included in accrued expenses as deferred rent (see NOTE 8 – ACCRUED EXPENSES). Future annual minimum lease payments for the next five years, under noncancelable operating leases with initial or remaining terms of one year or more, as of December 31, 2014, are as follows:

Year	2015	2016	2017	2018	2019	Thereafter	Total
Amount	$350,268	$244,492	$229,075	$64,451	$-	$-	$888,286

Indemnification Agreements - The Company enters into indemnification provisions under its agreements with officers and directors and companies in its ordinary course of business, typically with business partners, customers, landlords, lenders and lessors. Under these provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2014.

Other Commitments – The Company has commitments for telecommunications service and research and development activities with minimum future payments as follows:

Year	2015	2016	2017	2018	2019	Thereafter	Total
Amount	$390,109	$199,230	$150,000	$150,000	$50,000	$-	$939,339

NOTE 6 - LOANS FROM SHAREHOLDER

Loans from shareholders at December 31, 2014 and 2013 represent a $9,000 demand loan made by a prior Director of the Company to the Company’s subsidiary, ESC. This loan is unsecured and non-interest bearing.

NOTE 7 - RELATED PARTY TRANSACTIONS

Accounts payable; related party – At December 31, 2014, Accounts payable – related party represents advertising fees due to an environmental group for which the Company’s president serves as the Chairman of the Board of Directors. At December 31, 2013, Accounts payable – related party represents amounts owed to executives of the Company for travel expenses.

Related party loan – represents amounts owed to a related company for services provided in the form of office and clerical support, and cash advances. On December 31, 1998, the Company executed a loan document in the amount of $127,353, with an original maturity date of December 31, 2003 (extended to December 31, 2018), with interest accruing at the rate of 5% per annum until the loan is paid in full. The Company may repay the note in part or in full at any time prior to maturity. In the event of default of principal or interest, the entire unpaid balance, including principal and interest, will be due and payable without notice, with interest accruing at 8% from the date of default.

Stock Options – The Company granted 320,000 stock options to new directors of the Company in 2014 and 240,000 stock options to a new director of the Company in 2013. (see NOTE 11 – STOCKHOLDERS’ DEFICIENCY AND STOCK-BASED COMPENSATION).

Private Placements – One of the investors that participated in the private placements completed by the Company during 2014 is considered a related party because it has a beneficial ownership interest in the Company of greater than 5%. This investor purchased $1,025,000 of the Secured Notes issued in the $2 Million Offering, $1,762,979 of the notes issued in the $3 Million Offering and the $600,000 2014 Convertible Note (see NOTE 14 – Private Placements).

NOTE 8 – ACCRUED EXPENSES

Accrued expenses consist of the following at December 31,:

	2014	2013
Accrued payroll	$99,838	$86,414
Deferred rent	76,849	88,948
Accrued vacation	56,198	57,778
Accrued director compensation	25,750	77,250
Accrued warranty reserve	5,000	5,000
Other accruals	166	334
	$263,801	$315,724

NOTE 9 - INCOME TAXES

There is no current or deferred tax expense for the years ended December 31, 2014 and 2013 due to the Company’s loss position and the full reserve taken on the Company’s deferred tax asset in both years.

A reconciliation of statutory rates is as follows at December 31,:

	2014	2013
Statutory Rate	34.0%	34.0%
State income taxes, net of federal income tax benefit	5.0%	5.0%
Reduction in valuation allowance related to net operating loss carry-forwards and change in permanent differences	-39.0%	-39.0%
	0.0%	0.0%

The tax effects of temporary differences that give rise to deferred tax assets (liabilities) are as follows at December 31,:

	2014	2013
Deferred tax assets (liabilities):
Net operating loss carryforwards	$16,620,000	$14,724,000
Accumulated depreciation	15,000	13,000
Less valuation allowance	(16,635,000)	(14,737,000)
Net deferred tax assets	$-	$-

During the years ended December 31, 2014 and 2013, net deferred tax benefit was approximately $1,898,000 and $1,987,000, respectively. At December 31, 2014 and 2013, the Company had federal loss carryforwards of approximately $43.7 million and $38.7 million, respectively, and state loss carryforwards of approximately $21.3 million and $18.6 million, respectively, which are available to reduce future taxes, if any. These net operating loss carryforwards expire through 2034. The net change in the total valuation allowance for the years ended December 31, 2014 and 2013 was a net increase of approximately $1,898,000 and $1,987,000, respectively. Based on the Company’s loss position and the uncertainty of the amount and timing of future taxable income, management believes that it is more likely than not that the Company will not fully realize the benefit of its net deferred tax assets. Pursuant to Internal Revenue Code Section 382, annual utilization of the Company’s net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% is deemed to occur within any three-year period. The Company has not fully analyzed whether such limitation has occurred at this time as the deferred tax asset is fully reserved.

NOTE 10 – CONVERTIBLE PROMISSORY NOTES AND OTHER DEBT

Convertible Promissory Notes

At December 31, 2014 and 2013, the Company had convertible promissory notes outstanding of $4,850,000 and $3,750,000, respectively, convertible into shares of the Company’s common stock. The discount, interest rate, conversion rate and maturity dates of the notes outstanding at December 31, 2014, are shown in the table below:

Type of Financing	Principal Amount	Discount	Interest Rate	Conversion Rate	Maturity Date
Convertible Note	$250,000	$-	6.5%	$0.53	6/2/2015
Convertible Notes	500,000	-	6.5%	$0.64	6/2/2015
Secured Convertible Notes	200,000	14,434	6.5%	$0.53	12/6/2015
Secured Convertible Notes, related party	3,300,000	238,159	6.5%	$0.53	12/6/2015
Secured Convertible Note, related party	600,000	30,509	7.5%	$0.36	11/26/2016
Total	$4,850,000	$283,102

Secured Convertible Notes are shown in the financial statements net of discounts of $283,102 related to the issuance of warrants and the beneficial conversion feature associated with the notes payable. The discount is amortized under the effective interest method over the term of the notes payable. Interest expense related to the amortization of the discount on the Secured Convertible Notes for 2014 was $252,641.

The conversion rate (stated in terms of the conversion rate into shares of ABHD common stock), interest rate and maturity dates of the notes outstanding at December 31, 2013, are shown in the table below:

Type of Financing	Principal Amount	Discount	Interest Rate	Conversion Rate	Maturity Date
Convertible Note	$250,000	$-	6.5%	$0.53	6/2/2015
Secured Convertible Notes	200,000	28,786	6.5%	$0.53	12/6/2015
Secured Convertible Notes, related party	3,300,000	474,977	6.5%	$0.53	12/6/2015
Total	$3,750,000	$503,763

The terms of the various types of convertible notes included in the tables above are described as follows:

•	Convertible Notes – Represent two short-term notes issued in 2013. The original maturity date of these notes has been extended to June 2, 2015.

•	Secured Convertible Notes – Represents two promissory notes issued in December 2013 and one promissory note issued in November 2014. These notes have a security interest in all of the personal property and other assets of the Company that is junior to the security interest of the Secured Promissory Notes issued by the Company in 2014. (see NOTE 14 – PRIVATE PLACEMENTS).

Secured Promissory Notes

At December 31, 2014, the Company had sixteen Secured Promissory Notes outstanding aggregating $4,416,979. Five of these Secured Promissory Notes totaling $2,787,979 are held by a related party. These non-convertible, Secured Promissory Notes, issued in private placements in 2014 (see NOTE 14 – PRIVATE PLACEMENTS), mature in 10-12 months from their issuance date, have an interest rate of 7.5% per annum and have a security interest in all of the personal property and other assets of the Company that is senior to any other security interest. The Company may extend the maturity date of the Secured Promissory Notes up to two times by 90 days each. If the first extension option is exercised, the interest rate will increase to 9.5% per annum. If the second extension option is exercised, the interest rate will increase to 11.5% per annum. The Secured Promissory Notes are shown in the December 31, 2014 financial statements as notes payable, net of discounts of $164,360 related to the warrants issued with the Secured Promissory Notes. The discount is amortized under the effective interest method over the 10-12 month terms of the Secured Promissory Notes. Interest expense related to the amortization of the discount on the Secured Promissory Notes for 2014 was $174,273. Use of the extension of the due dates was deemed unlikely by management as of December 31, 2014.

Other notes payable

In 2013, the Company issued to an investor who is a member of the Company’s Advisory Board, a Bridge Loan Promissory Note (the “Bridge Note”) with a principal amount of $500,000, an interest rate of 6.5% per annum and a maturity date of October 1, 2013 (later extended to June 2, 2015). The Bridge Note is a multi-advance loan facility pursuant to which the lender advanced loans to the Company aggregating $500,000. As of December 31, 2013, the full $500,000 principal amount of the Bridge Note was outstanding. In conjunction with the Bridge Note, the lender received a detachable warrant (the “Bridge Warrant”) for the purchase of 35,000 shares of the Company’s common stock with an exercise price of $0.66 per share and a term of five (5) years. The Bridge Note was discounted by the value of the Bridge Warrant, determined to be $10,399 using the Black–Scholes model. The discount was amortized as interest expense over the original term of the Bridge Note. As of December 31, 2013, the Bridge Note discount was fully amortized. In 2014, the Bridge Note was amended to include a conversion feature allowing the note to be converted into shares of the Company’s common stock at the exercise price of $0.64 per share. At December 31, 2014, this note is included with Convertible Notes.

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

Aggregate maturities of debt obligations commencing in 2015 are:

2015	2016	Total
$8,666,979	$600,000	$9,266,979

Bank Line of Credit

The Company has a bank line of credit with a credit limit of $100,000. This line of credit has an annual interest rate of prime plus 6.75% and requires monthly payment of any interest due plus approximately 1% of the outstanding balance. At December 31, 2014 the amount owed on the bank line of credit was zero and the full amount of the bank line of credit was available to the Company.

NOTE 11 – STOCKHOLDERS’ DEFICIENCY AND STOCK-BASED COMPENSATION

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

For the years ended December 31, 2014 and 2013, compensation expense of $377,051 and $338,223, respectively, for stock options accounted for under ASC 718 is included in Selling, general and administrative expense in the consolidated statements of operations. There was no related tax benefit recognized due to the Company’s loss position. At December 31, 2014, the Company had approximately $416,000 of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 0.8 years. During 2014, the Company received $6,500 from the exercise of stock options. No cash was received from the exercise of stock options during 2013.

Compensation expense was determined from the estimates of fair values of stock options granted using the Black-Scholes option pricing model. The following table summarizes the weighted average of fair value and the significant assumptions used in applying the Black-Scholes model for options granted in 2014 and 2013:

	2014	2013
Weighted average fair value for options granted	$0.23	$0.30

Weighted average assumptions used:

Expected dividend yield	0.0%	0.0%

Expected volatility	65.9%	70.7%

Risk-free interest rate	1.58%	2.26%

Expected life (in years)	4.6	4.2

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

The Company’s stock option activity for the years ending December 31, 2014 and 2013, is summarized below (all share amounts for options granted by AbTech have been restated to give effect to the merger exchange ratio and reflect the equivalent number of ABHD shares):

AbTech Options

	Number of AbTech Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Term
Outstanding at December 31, 2012	1,581,164	$0.70	4.2
Expired	(133,095)	0.70
Outstanding at December 31, 2013	1,448,069	0.70	3.3
Expired	-	-
Outstanding at December 31, 2014	1,448,069	$0.70	2.2

As of December 31, 2014, there were 1,448,069 stock options outstanding and exercisable with a weighted average remaining life of 2.2 years and an intrinsic value of zero.

ABHD Options

	Number of ABHD Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Term
Outstanding at December 31, 2012	7,996,794	$0.56	6.9
Granted	340,000	0.55
Expired	(10,000)	0.88
Outstanding at December 31, 2013	8,326,794	0.56	6.2
Granted	554,000	0.43
Exercised	(21,667)	0.30
Expired	(3,387,294)	0.69
Outstanding at December 31, 2014	5,471,833	$0.49	6.2

As of December 31, 2014, the 5,471,833 stock options outstanding had an intrinsic value of zero. As of December 31, 2014, there were approximately 4,068,247 stock options exercisable with a weighted average remaining life of 5.9 years and an intrinsic value of zero. As of December 31, 2013, there were approximately 3,862,908 options exercisable with a weighted average remaining life of 5.0 years and an intrinsic value of zero. Of the non-exercisable stock options outstanding at December 31, 2014, 1,373,586 stock options vest over time between 2015 and 2017 and 30,000 stock options vest only upon the option holder achieving specific performance objectives prior to the expiration of the option.

The following table summarizes the activity of the shares and weighted-average grant date fair value of the Company’s non-vested common stock options during the years ending December 31, 2014 and 2013:

	Non-vested AbTech Shares		Non-vested ABHD Shares
	Number of Shares	Weighted- average grant date fair value	Number of Shares	Weighted- average grant date fair value
Non-vested at December 31, 2012	-	$-	5,234,386	$0.32
Granted			340,000	0.30
Vested			(1,100,500)	0.31
Expired			(10,000)	0.88
Non-vested at December 31, 2013	-	-	4,463,886	0.32
Granted			554,000	0.23
Vested			(1,345,000)	0.28
Expired			(2,269,300)	0.33
Non-Vested at December 31, 2014	-	$-	1,403,586	$0.30

Common stock

During 2014, the Company issued 567,802 shares of common stock to Directors of the Company as payment in lieu of cash compensation that was due for their services as Directors during 2013 and 2014. In 2013, the Company issued 300,000 shares of common stock to two entities for services rendered to the Company. These shares issued in 2014 and 2013 were valued at the closing market price of the Company’s common stock on the measurement date in accordance with the provisions of ASC 505-50-30. The resulting expense in 2014 and 2013 of $187,375 and $202,200, respectively, is included in Selling, general and administrative expense in the consolidated statements of operations.

During 2014 and 2013, the Company issued 91,321 and 136,912 shares, respectively, of ABHD common stock upon the exercise of warrants and options. The Company received cash proceeds of $29,396 from the exercise of warrants and options in 2014. The warrants exercised in 2013 were exercised using the cashless exercise feature of the warrants.

During 2013, the Company issued 2,702,119 shares of ABHD common stock for the conversion of debt in the principal amount of $1,856,000 and interest accrued thereon of $36,736.

Warrants

In 2014, the eleven participants in the private offerings of secured promissory notes (see Note 14 – PRIVATE PLACEMENTS) received warrants to purchase 2,508,490 shares of ABHD common stock and the placement agent for these offerings received warrants to purchase 193,598 shares of ABHD common stock. The warrants issued in these offerings have an average exercise price of $0.39 per share and a term of 5 years.

The value of the warrants, used to determine the note discount for the corresponding notes, was calculated using the Black-Scholes valuation model. This model uses estimates of volatility, risk free interest rate and the expected term of the warrants, along with the current market price of the Company’s common stock, to estimate the value of the outstanding warrants. Expected volatility is based on historical volatility of the Company’s shares. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of issuance for periods corresponding with the expected term of the warrant. The weighted average grant date fair value of the warrants issued in 2014 was $0.14 per share.

In 2013 the Company issued the following warrants:

•	One investor providing a $500,000 loan to the Company received a warrant to purchase 35,000 shares of ABHD common stock. The warrant has an exercise price of $0.66 per share and a term of 5 years.
•	Two investors participating in the December 2013 Offering (see Note 14 – PRIVATE PLACEMENTS) received warrants to purchase 1,000,000 shares of ABHD common stock and the placement agent for the December 2013 Offering received warrants to purchase 200,000 shares of ABHD common stock. The warrants issued in the December 2013 Offering have an exercise price of $0.70 per share and a term of five years.

A summary of common stock warrants outstanding at December 31, is as follows:

	AbTech Warrants		ABHD Warrants
	Number of Warrants	Weighted- average Exercise Price	Number of Warrants	Weighted- average Exercise Price
Outstanding at December 31, 2012	1,673,675	$0.77	6,215,925	$0.64
Granted	-	-	1,235,000	0.70
Exercised-cashless	-	-	(696,666)	0.60
Expired	(133,095)	$1.13	-	-
Outstanding at December 31, 2013	1,540,580	0.74	6,754,259	0.65
Granted	-	-	2,702,088	0.39
Exercised	-	-	(69,654)	0.33
Expired	(648,314)	0.70	(700,000)	0.56
Outstanding at December 31, 2014	892,266	$0.77	8,686,693	$0.58

The 892,266 exercisable AbTech warrants outstanding at December 31, 2014 expire at various dates through 2016 and have a weighted average remaining life of 0.3 years.

The 8,686,693 exercisable ABHD warrants outstanding at December 31, 2014 expire at various dates through 2019 and have a weighted average remaining life of 2.9 years.

AbTech Series A Convertible Preferred Stock

AbTech has designated 3,500,000 of its 5,000,000 authorized preferred shares as Series A Convertible Preferred Stock (“Series A Stock”) and has 1,212,947 of such shares issued and outstanding at December 31, 2014. These shares represent the non-controlling interest in the Company’s subsidiary as shown on the Consolidated Balance Sheets and Consolidated Statements of Operations. Series A Stock has a par value of $0.01 and no liquidation or dividend preferences. During 2013, a holder of 20,000 shares of Series A Stock elected to convert their shares of Series A Stock into 106,476 of ABHD common stock as provided for under the 2011 Merger of AbTech and the Company.

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

Common shares reserved for future issuance

As of December 31, 2014, ABHD common shares reserved for future issuance were as follows (all shares are stated in ABHD share equivalents):

Conversion of convertible AbTech preferred stock	6,457,467
Shares issuable upon conversion of debt	9,529,895
Stock options outstanding	6,919,902
Warrants to purchase common stock	9,578,959
32,486,223

NOTE 12 – ASSIGNMENT AND CONVERSION OF ABTECH NOTES

In April 2013, the Company facilitated a transaction (the “Transaction”) wherein a group of new investors purchased eleven outstanding convertible promissory notes (the “Notes”) issued by the Company’s subsidiary, AbTech. The Notes were all non-interest bearing with an aggregate principal amount of $1,856,000 and maturity dates ranging from March 31, 2013 to May 11, 2014. The investors purchased the notes, immediately exercised the Notes’ original conversion feature converting the Notes into shares of Series A Preferred Stock of AbTech Industries, Inc. and then further converted the shares of Series A Preferred Stock into shares of the Company’s common stock as provided for in the terms of the 2011 Merger with AbTech. No cash was paid or received by the Company in connection with the Transaction. As a result of the Transaction, the Company reduced its outstanding convertible debt by $1,856,000 and issued 2,649,640 shares of its common stock.

NOTE 13 – EQUITY LINE OF CREDIT

On June 25, 2013, the Company entered into an agreement (the “Investment Agreement” or “Equity Line of Credit”) with Dutchess Opportunity Fund, II, LP (“Dutchess”) whereby Dutchess is irrevocably committed to purchase up to $2 million of ABHD common stock from the Company over the course of 36 months. The aggregate number of shares issuable by the Company and purchasable by Dutchess under the Investment Agreement is limited by the dollar amount sold, in this instance no more than $2 million, and will depend upon the trading price of the Company’s shares. The purchase price will be set at ninety-seven percent (97%) of the lowest daily volume weighted average price of the Company’s common stock during the five consecutive trading days beginning on the date of the applicable put. The Company may draw on the Equity Line of Credit from time to time, as and when it determines appropriate in accordance with the terms and conditions of the Investment Agreement. The Company has no obligation to utilize the full amount available under the Equity Line of Credit. As of December 31, 2014, the Company had made no draws on the Equity Line of Credit.

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

The Company received the full $2 million of funding under the Facility for which it issued Secured Notes and accompanying warrants for the purchase of 1,000,000 shares of ABHD common stock. The value of the warrants was estimated to be $192,344 using the Black-Scholes valuation model, and was bifurcated from the value of the Secured Notes. The corresponding note discount is being amortized over the life of the Secured Notes using the effective interest method. The unamortized balance of the discount on the Secured Notes was $49,577 at December 31, 2014. The Company paid a placement agent involved with the $2 Million Offering a cash placement fee equal to $41,000 and a warrant to purchase 58,571 shares of the Company’s common stock (the “PA Warrant”). The PA Warrant has an exercise price of $0.45 per share, expires 5 years from the date of issuance and is in the same form as the warrants issued to investors in the Facility except that the PA Warrant includes a “net issuance” cashless exercise feature. The value of these warrants was estimated by applying the Black Scholes model and amounted to $8,797 upon grant, which amount was recorded as a deferred financing charge and is being amortized as interest expense over the term of the Secured Notes.

The $3 Million Offering

In August 2014, the Company initiated an offering for up to $3 million (the “$3 Million Offering”) of secured promissory notes (the “Junior Secured Notes”). Participants in the $3 Million Offering received a Junior Secured Note with a face amount equal to the amount invested and an accompanying warrant for the purchase of the number of shares of ABHD common stock equal to 20% of the amount advanced divided by a share price of $0.40. The Junior Secured Notes have the same terms as the Secured Notes sold in the $2 Million Offering except that they are junior to the Secured Notes in terms of security interest. The warrants issued with the Junior Secured Notes have an average exercise price of $0.36 per share, the market price of the Company’s common stock on the date of issue, which was determined to be the average of the closing price of the Company’s common stock for the five trading days preceding the date of issuance. The warrants expire five (5) years from the date of grant.

Investors participating in the $3 Million Offering who participated in a prior offering of the Company received a special incentive right regarding the early exercise of any outstanding, valid warrants or stock options held by the investor (the “Prior Warrants”). The portion of the Prior Warrants held by the investor that was eligible for these special incentive exercise terms is equal to the percentage obtained by dividing the amount funded by the investor in the $3 Million Offering, by the amount invested by such investor in the last funding transaction completed with the Company. This incentive right allowed investors to exercise the eligible Prior Warrants at the incentive exercise price of $0.30 per share for a period of 30 days following the funding of their investment in the $3 Million Offering or, alternatively, at $0.36 per share for a period that ends on the later of the date that is (i) 180 days following the funding of their investment in the $3 Million Offering, or (ii) 18 months prior to the expiration date of the eligible Prior Warrant. After such incentive period, the discounted exercise price will expire and any unexercised Prior Warrants held by the investor will return to their original exercise terms. The special incentive terms extend to Prior Warrants held by any affiliates of the investor. The estimated value of the incentive terms was deemed to be immaterial.

During 2014, the Company received $2,416,979 of funding from the $3 Million Offering for which it issued Junior Secured Notes and accompanying warrants for the purchase of 1,208,490 shares of ABHD common stock. The value of the warrants was estimated to be $146,289 using the Black-Scholes valuation model, and was bifurcated from the value of the Junior Secured Notes. The corresponding note discount is being amortized over the life of the Junior Secured Notes using the effective interest method. The unamortized balance of the discount on the Junior Secured Notes was $114,784 at December 31, 2014. The Company also received $25,396 from the exercise of Prior Warrants under the incentive terms.

The 2014 Convertible Note

In November 2014, the Company sold to one investor in a private transaction a $600,000 secured convertible promissory note (the “2014 Convertible Note”), with an accompanying warrant for the purchase of 300,000 shares of ABHD common stock. The 2014 Convertible Note bears interest at 7.5% per annum and is convertible into shares of ABHD common stock at a rate of $0.3586 per share, which rate represents 110% of the fair market value of the Company’s common stock on the date of issue based on the average closing price of the Company’s common stock for the five trading days prior to the date of issuance of the 2014 Convertible Note. The 2014 Convertible Note matures on November 26, 2016 and has a security interest in the assets of the Company that is junior to the Junior Notes. The warrant issued with the 2014 Convertible Note has an exercise price of $0.326, the market price of the Company’s common stock on the date of issue, which was determined to be the average of the closing price of the Company’s common stock for the five trading days preceding the date of issuance. The warrant expires five years from the date of grant. The value of the warrant was estimated to be $31,980 using the Black-Scholes valuation model, and was bifurcated from the value of the 2014 Convertible Note. The corresponding note discount is being amortized over the life of the 2014 Convertible Note using the effective interest method. The unamortized balance of the discount on the 2014 Convertible Note was $30,509 at December 31, 2014.

The Company paid a placement agent involved with the $3 Million Offering and the sale of the 2014 Convertible Note a cash placement fee equal to $94,519 and a warrant to purchase 135,027 shares of the Company’s common stock (the “PA Warrant”). The PA Warrant has an exercise price of $0.326 per share, expires five years from the date of issuance and is in the same form as the warrants issued to investors in the $3 Million Offering except that the PA Warrant includes a “net issuance” cashless exercise feature. The value of these warrants was estimated by applying the Black Scholes model and amounted to $14,394 upon grant, which amount was recorded as a deferred financing charge and is being amortized as interest expense over the terms of the Junior Secured Notes and the 2014 Convertible Note.

Private Placement in December 2013

On December 6, 2013, the Company sold $3,500,000 of secured convertible promissory notes (the “2013 Notes”) to two investors. The 2013 Notes bear interest at a rate of six and one-half percent (6.5%) per annum and are due on December 6, 2015. The 2013 Notes are convertible into shares of the Company’s common stock at the conversion rate of $0.53 per share. The 2013 Notes have a security interest in all of the personal property and other assets of the Company (the “Collateral”) that is junior to the security interest of the Secured Notes and the Junior Notes and is pari-passu with the security interest of the 2014 Convertible Note. Purchasers of the 2013 Notes also received warrants for the purchase of the number of shares of Company common stock equal to 20% of the principal amount of the 2013 Note purchased divided by $0.70, for a total of 1,000,000 warrant shares. These warrants have an exercise price of $0.70 per share and a term of five (5) years. The value of the warrants was estimated to be $204,599 using the Black-Scholes valuation model, and was bifurcated from the value of the 2013 Notes. The corresponding note discount is being amortized over the life of the 2013 Notes using the effective interest method. The unamortized balance of the discount on the 2013 Notes was $94,248 at December 31, 2014.

Settlement of Notes in 2013

Two secured notes issued by the Company in September 2011, totaling $480,000 remained outstanding at December 31, 2012 and, by mutual agreement between the Company and the holder, the maturity date of these two notes was extended to January 31, 2014 and the interest rate was reduced to 6% per annum beginning January 1, 2013. During 2013, $36,736 of interest due on these two notes was converted to 52,479 shares of common stock and the remaining principal and accrued interest due on the notes totaling $501,514 was repaid by the Company in December 2013.

NOTE 15 –FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, capital lease obligation, convertible notes payable and notes payable. It is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values based on their short maturities or for long-term debt based on borrowing rates currently available to the Company for loans with similar terms and maturities. Gains and losses recognized on changes in fair value of financial instruments are reported in other income (expense) as gain (loss) on change in fair value. At December 31, 2014 and 2013, the Company had no financial instruments outstanding that were estimated using level 1, level 2 or level 3 inputs.

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

In July 2010, AbTech received approval from the U.S. Environmental Protection Agency (“EPA”) of a time limited registration of its antimicrobial Smart Sponge Plus material under the Federal Insecticide, Fungicide and Rodenticide Act, which was conditioned upon AbTech Industries submitting additional data regarding the active ingredient in Smart Sponge Plus to the EPA by July 1, 2011. Subsequently, the EPA granted additional extensions of the time-limited registration to December 31, 2014. In December 2014, the Company received notice from the EPA that the conditional registration for its Smart Sponge Plus products is no longer subject to a time limitation and the pending submission of additional data, as required by the EPA’s original conditional registration approval, will not be required from AbTech until the agency requires all registrants of similar products to submit such data.

NOTE 17 – SUBSEQUENT EVENTS

On February 5, 2015 the Company’s Board of Directors granted to the President of the Company’s subsidiary, AEWS Engineering, a stock option for 200,000 shares of the Company’s common stock with 100 percent vesting occurring on December 31, 2015. This option has a ten-year term and an exercise price of $0.34 per share, which is the fair market value of the Company’s common shares on the date of grant.

On February 5, 2015 the Company’s Board of Directors also granted stock options to executive officers and directors of the Company with vesting conditioned upon the Company achieving a minimum gross profit on sales (sales less cost of goods sold) of $5 million during the fiscal year ending December 31, 2015. The stock options, if vested, will also have a ten-year term and an exercise price of $0.34 per share. The number of option shares granted to executives and directors under this grant was 1,085,000 and 240,000, respectively.

In March 2015, the Company issued a Secured Promissory Note to a related party investor for $950,000 (the “2015 Note”). The proceeds from the 2015 Note will be used to repay $875,000 of debt maturing in March 2015 plus accrued interest of approximately $68,000. The 2015 Note matures on March 23, 2016, has an interest rate of 7.5% per annum and has a security interest in the assets of the Company that is the same as the security interest of the Junior Secured Notes issued by the Company in the $3 Million Offering in 2014. The purchaser of the 2015 Note also received a warrant for the purchase of 475,000 shares of the Company’s common stock. The warrant has an exercise price of $0.315 per share and expires five (5) years from the date of grant. The Company may extend the maturity date of the 2015 Note up to two times by 90 days each. If the first extension option is exercised, the interest rate will increase to 9.5% per annum. If the second extension option is exercised, the interest rate will increase to 11.5% per annum. The number of warrant shares that the 2015 Note holder will be entitled to under the terms of the warrant issued by the Company with the 2015 Note will be increased by 10% for each extension option exercised by the Company.

In March 2015, the Company exercised the first extension option of a $1,025,000 Secured Note issued by the Company in the $2 Million Offering in 2014. Under the terms of the extension option, the maturity was extended from March 10, 2015 to June 8, 2015, the interest rate increased from 7.5% to 9.5%, effective March 10, 2015, and the number of warrant shares that the holder is entitled to under the terms of the warrant issued with the extended Secured Note was increased by 10% or 51,250 shares.

NOTE 18 – QUARTERLY FINANCIAL DATA (UNAUDITED)

	Net Sales	Gross Profit/(Loss)	Net Loss	Basic & Diluted Loss per Share
Year Ended December 31, 2014:
First Quarter	$75,258	$(27,956)	$(1,514,586)	$(0.02)
Second Quarter	182,570	62,580	(1,578,884)	(0.02)
Third Quarter	114,072	(5,769)	(1,728,631)	(0.02)
Fourth Quarter	234,985	96,164	(1,639,156)	(0.03)
Total 2014	$606,885	$125,019	$(6,461,257)	$(0.09)

Year Ended December 31, 2013:
First Quarter	$99,537	$817	$(1,426,595)	$(0.02)
Second Quarter	134,066	42,469	(1,464,370)	(0.02)
Third Quarter	72,476	(17,850)	(1,527,186)	(0.02)
Fourth Quarter	155,217	28,630	(1,512,407)	(0.02)
Total 2013	$461,296	$54,066	$(5,930,558)	$(0.08)

