Form 10-Q
period 2015-03-31
Abtech Holdings, Inc.
filed 2015-05-15
CIK 1405858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015

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

☐ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer (Do not check if smaller reporting company)	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 14, 2015
Common stock, $.001 par value	68,943,002

ABTECH HOLDINGS, INC.

FORM 10-Q

March 31, 2015

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements regarding the Company. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report. Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “would,” “could,” “confident,” “forecast,” “hope,” “likely,” “plan,” “possible,” “potential,” “predict,” “project,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms or the negative of such terms. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions concerning, among others, capital expenditures, earnings, litigation, regulatory matters, liquidity and capital resources, and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we operate, results of litigation, and other circumstances affecting anticipated revenues and costs, and the risk factors set forth under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed on March 31, 2015 and the additional “Risk Factors” set forth in Item 1A of PART II of this report on Form 10-Q.

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

Explanatory Note

As used in this Quarterly Report on Form 10-Q, “we,” “us,” “our,” “ABHD” and the “Company” refer to Abtech Holdings, Inc.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The December 31, 2014 consolidated balance sheet included in this Quarterly Report on Form 10-Q was derived from audited financial statements but does not include all disclosures required by GAAP. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2015. For further information, refer to the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ABTECH HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2015 (Unaudited)	December 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$978,921	$1,049,460
Accounts receivable – trade, net	252,349	127,435
Inventories, net	479,766	498,214
Deferred charges, net	134,977	198,090
Prepaid expenses and other current assets	22,494	37,995
Total current assets	1,868,507	1,911,194

Fixed assets, net	50,523	56,830
Security deposits	33,940	33,940
Deferred charges, net	9,286	12,760
Total assets	$1,962,256	$2,014,724

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities
Accounts payable	$690,700	$642,910
Accounts payable – related party	18,085	5,545
Loans from stockholders	9,000	9,000
Bank line of credit	80,000	-
Notes payable, net of discounts	1,606,090	1,572,325
Notes payable – related party, net of discounts	3,632,549	2,680,294
Convertible promissory notes, net of discounts	939,338	935,566
Convertible promissory notes – related party, net of discounts	3,124,084	3,061,841
Capital lease obligation – current portion	1,723	2,731
Customer deposits	2,242	2,242
Accrued interest payable	628,786	462,356
Accrued expenses	262,620	263,801
Total current liabilities	10,995,217	9,638,611

Due to related party	83,171	84,669
Convertible promissory notes – related party, net of discounts – non-current portion	573,404	569,491
Total liabilities	11,651,792	10,292,771

Commitments and contingencies

Stockholders’ equity (deficiency)
Common stock, $0.001 par value; 300,000,000 authorized shares; 68,543,002 shares issued and outstanding at March 31, 2015 and December 31, 2014	68,543	68,543
Additional paid-in capital	44,506,009	44,359,358
Non-controlling interest	(2,886,990)	(2,768,397)
Accumulated deficit	(51,377,098)	(49,937,551)
Total stockholders’ equity (deficiency)	(9,689,536)	(8,278,047)
Total liabilities and stockholders’ equity (deficiency)	$1,962,256	$2,014,724

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABTECH HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31,

	2015	2014

Net revenues	$203,507	$75,258

Cost of revenues	121,660	103,214
Gross profit (loss)	81,847	(27,956)

Operating expenses
Selling, general and administrative	967,359	986,544
Research and development	273,010	333,465
Total operating expenses	1,240,369	1,320,009

Operating loss	(1,158,522)	(1,347,965)

Other income (expense)
Interest expense	(399,645)	(166,683)
Other income	27	62
Total other income (expense), net	(399,618)	(166,621)

Loss before income taxes	(1,558,140)	(1,514,586)

Provision for income taxes	-	-

Net loss	(1,558,140)	(1,514,586)

Net loss attributable to non-controlling interest	(118,593)	(160,591)

Net loss attributable to controlling interest	$(1,439,547)	$(1,353,995)

Basic and diluted loss per common share	$(0.02)	$(0.02)

Basic and diluted weighted average number of shares outstanding	68,543,002	67,883,879

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABTECH HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31,

	2015	2014
Operating Activities
Net loss	$(1,558,140)	$(1,514,586)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	6,307	7,034
Stock-based compensation expense	97,141	87,790
Note discount amortized as interest	155,458	66,038
Deferred charges expensed as interest	66,587	27,093
Changes in operating assets and liabilities:
Accounts receivable	(124,914)	94,596
Inventories	18,448	(31,545)
Prepaid expenses and other current assets	15,501	(106,743)
Accounts payable	60,330	(113,934)
Customer deposits	-	(1,608)
Accrued interest payable	166,430	71,640
Accrued expenses	(1,181)	(10,113)
Net cash used in operating activities	(1,098,033)	(1,424,338)

Investing Activities
Purchases of fixed assets	-	(11,417)
Net cash used in investing activities	-	(11,417)

Financing Activities
Proceeds from notes payable – related party	950,000	-
Proceeds from notes payable	-	875,000
Proceeds from bank line of credit	80,000	-
Repayments under capital lease obligation	(1,008)	(1,288)
Net decrease in due to related party	(1,498)	(1,424)
Net cash provided by financing activities	1,027,494	872,288

Net change in cash and cash equivalents	(70,539)	(563,467)
Cash and cash equivalents at beginning of period	1,049,460	1,212,984
Cash and cash equivalents at end of period	$978,921	$649,517

Supplemental cash flow information:
Cash paid for interest	$11,171	$1,911
Cash paid for income taxes	$-	$-
Non-cash investing and financing activities:
Unamortized portion of debt discount	$341,514	$545,581
Warrants issued with debt	$49,510	$107,856

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

AbTech Industries, Inc. (“AbTech”), a Delaware corporation with an authorized capital of 15,000,000 shares of $0.01 par value common stock and 5,000,000 shares of $0.01 par value preferred stock, was acquired by ABHD in a reverse acquisition transaction on February 10, 2011. The preferred stockholders of AbTech that elected not to convert and exchange their shares for ABHD common shares, represent the non-controlling interest shown on the Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014.

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

In 2012, the Company formed a subsidiary, AEWS Engineering, LLC (“AEWS”), an independent civil and environmental engineering firm, established to provide engineering and technology innovation to the water infrastructure sector. AEWS is owned 80% by the Company and 20% by Bjornulf White, a co-founder. Under the AEWS operating agreement, the Company will fund the initial start-up costs of AEWS. Any future profits will be allocated first to those members that have funded initial start-up costs and prior losses (AbTech) and then to members in proportion to their membership interests. Accordingly, the operations of AEWS for the periods reflected in these condensed consolidated financial statements are allocated 100% to the Company. AEWS has an office located in Raleigh, North Carolina and its operations since inception have been focused on setting up the business and pursuing new business development activities.

In 2013, the Company formed a wholly-owned subsidiary in the United Kingdom, AbTech Industries (UK) Limited (“AbTech UK”). The Company intends to use this subsidiary to conduct operations in the UK and potentially other European countries, however, as of March 31, 2015, AbTech UK had not initiated operations and had no financial transactions.

AbTech’s wholly-owned subsidiary, Environmental Security Corporation (“ESC”), was formed in 2003 to develop a sensor array technology designed to detect impurities in water flows. ESC owns a U.S. patent on this technology and has acquired rights to another monitoring technology, but otherwise had no operations during 2015 or 2014.

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

The condensed consolidated financial statements as of March 31, 2015 and for the three months ended March 31, 2015 and 2014 are unaudited and, in the opinion of the Company’s management, include all adjustments necessary for a fair presentation of such condensed consolidated financial statements. Such adjustments are of a normal recurring nature.

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

In 2015 and 2014, the Company recognized revenue from the sale of its Smart Sponge® and Smart Sponge Plus products, including Ultra-Urban® Filters, Line Skimmers, Passive Skimmers and Smart Paks®. The Smart Paks are usually sold as a component of an engineered system such as an end-of-pipe vault or other larger multi-product treatment train. The Company provides engineering design services on some engineered solutions. Revenue from design services are recognized at the time the engineering services are completed.

In 2013, the Company entered into a contract arrangement whereby it earns revenue for multiple deliverables including, engineering services, installation of storm water treatment systems and maintenance activities. The Company accounts for the contract deliverables related to installation and construction using the percentage-of-completion method and makes estimates of the completion percentages based on the costs and hours actually incurred to complete each project task. The contract deliverables related to pre-construction engineering services and post-construction maintenance services, are handled as separate units of accounting with the revenue allocated by the contract to each separate unit of accounting recognized as the respective services are actually performed. As of March 31, 2015, only the pre-construction engineering services have been performed under the contract.

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

Net Loss Per Share – Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. The Company has other potentially dilutive securities outstanding that are not shown in a diluted net loss per share calculation because their effect in both 2015 and 2014 would be anti-dilutive. The following chart lists the securities as of March 31, 2015 and 2014 that were not included in the computation of diluted net loss per share because their effect would have been antidilutive:

	Common Shares
	March 31, 2015 Unaudited	March 31, 2014 Unaudited
Options to purchase common stock	8,484,902	10,218,863
Warrants to purchase common stock	9,466,355	8,232,339
Convertible promissory notes	9,529,895	7,856,722
Convertible preferred stock in AbTech	6,457,467	6,457,467
	33,938,619	32,765,391

Recent Accounting Pronouncements – In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers,” which provides guidance for revenue recognition. The guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes the most current revenue recognition guidance. The guidance is effective for the Company beginning the first quarter of fiscal 2017, however, in April 2015, the FASB issued for public comment a proposed ASU that would defer the effective date of the new revenue recognition standard by one year. The Company is currently evaluating ASU 2014-09 and its potential impact on the Company’s financial statements.

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

	March 31, 2015 (Unaudited)	December 31, 2014
Raw materials	$91,620	$94,817
Work in process	441,167	478,145
Finished goods	56,979	35,252
Reserve for obsolescence	(110,000)	(110,000)
Total	$479,766	$498,214

NOTE 4 – GOING CONCERN

These unaudited condensed consolidated financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and expenses, which raises doubts about the ability of the Company to continue as a going concern. In order to continue as a going concern, the Company will need to generate additional revenue and obtain additional capital to fund its operating losses and service its debt, including accounts payable, of which a substantial portion is presently past due. Management of the Company has developed a strategy, which it believes will accomplish this objective through revenue growth and additional funding, which will enable the Company to operate for the coming year. In June 2013, the Company entered into an equity line of credit agreement with Dutchess Opportunity Fund, II, LP (“Dutchess”) whereby Dutchess is irrevocably committed to purchase from the Company up to $2 million of ABHD common stock over the course of the 36 month period ending September 9, 2016. As of March 31, 2015, the Company had made no draws on the equity line of credit and the full committed amount remains available for draw. However, even with this funding commitment in place, there can be no assurance that the Company’s overall efforts will be successful. If the Company is unable to generate significant sales growth in the near term and raise additional capital, there is a risk that the Company could default on debt maturing during 2015, and could be required to significantly reduce the scope of its operations if no other means of financing operations are available. As a result, the Company’s independent registered public accounting firm has included an emphasis-of-matter paragraph regarding the Company’s ability to continue as a going concern in their opinion attached to the Company’s audited financial statements for the year ended December 31, 2014. These condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 5 – RELATED PARTY TRANSACTIONS

Accounts payable, related party – At March 31, 2015 and December 31, 2014, “Accounts payable – related party” represents advertising fees due to a non-profit organization of which the president of the Company is a director and nominal amounts due to an officer of the Company for travel expenses.

Accrued expenses – At March 31, 2015, accrued expenses included $32,500 for fees due to directors of the Company for their services as directors.

Stock Options – The Company granted 1,525,000 stock options to directors and officers of the Company in February 2015 and 240,000 stock options to a new director of the Company in March 2014 (see NOTE 8 – STOCKHOLDERS’ DEFICIENCY AND STOCK-BASED COMPENSATION).

Private Placements – In March 2015, an investor that is considered to be a related party because it has beneficial ownership interest in the Company of greater than 5% purchased a $950,000 secured promissory note from the Company (see NOTE 9 – PRIVATE OFFERINGS).

NOTE 6 – PROMISSORY NOTES AND OTHER DEBT

Information regarding the various promissory notes that were outstanding as of March 31, 2015 is set forth in the table below:

	Principal Amount	Discount	Net Amount	Interest Rate	Maturity Date	Conversion Rate
Notes payable
Secured notes (senior)	$700,000	-	$700,000	7.5%	4/8/2015* ŧ	N/A
Secured note (senior)	50,000	-	50,000	7.5%	4/8/2015* ŧ	N/A
Secured note (senior)	125,000	-	125,000	7.5%	4/8/2015* ŧ	N/A
Secured note (senior)	100,000	1,293	98,707	7.5%	5/30/2015*	N/A
Secured note	100,000	3,241	96,759	7.5%	9/22/2015*	N/A
Secured note	104,000	3,410	100,590	7.5%	9/30/2015*	N/A
Secured note	100,000	2,901	97,099	7.5%	10/14/2015*	N/A
Secured note	100,000	3,396	96,604	7.5%	10/29/2015*	N/A
Secured note	250,000	8,669	241,331	7.5%	11/13/2015*	N/A
Subtotal	1,629,000	22,910	1,606,090

	Principal Amount	Discount	Net Amount	Interest Rate	Maturity Date	Conversion Rate
Notes payable - related party
Secured note (senior)	1,025,000	3,055	1,021,945	9.5%	6/10/2015**	N/A
Secured note	500,000	13,629	486,371	7.5%	8/18/2015*	N/A
Secured note	212,979	6,972	206,007	7.5%	9/18/2015*	N/A
Secured note	500,000	16,930	483,070	7.5%	10/28/2015*	N/A
Secured note	550,000	19,398	530,602	7.5%	11/26/2015*	N/A
Secured note	950,000	45,446	904,554	7.5%	3/23/2016*	N/A
Subtotal	3,737,979	105,430	3,632,549

Convertible promissory notes
Unsecured note	250,000	-	250,000	6.5%	6/2/2015	$0.53
Unsecured note	500,000	-	500,000	6.5%	6/2/2015	0.64
Secured note	200,000	10,662	189,338	6.5%	12/6/2015	0.53
Subtotal	950,000	10,662	939,338

Convertible promissory notes - related party
Secured note	3,300,000	175,916	3,124,084	6.5%	12/6/2015	$0.53
Subtotal	3,300,000	175,916	3,124,084

Convertible promissory notes - related party – noncurrent
Secured note	600,000	26,596	573,404	7.5%	11/26/2016	$0.3586
Subtotal	600,000	26,596	573,404
Total promissory notes	$10,216,979	$341,514	$9,875,465

* Indicates that the maturity date of the note may be extended up to two times by 90 days each. If the first extension option is exercised, the interest rate will increase to 9.5% per annum. If the second extension option is exercised, the interest rate will increase to 11.5% per annum. Use of the extension of the due dates for these notes was deemed unlikely by management as of March 31, 2015.

** The first extension option for this note was exercised by the Company in March 2015. The maturity date shown is the extended maturity date and the interest rate is the new interest rate in effect as of March 10, 2015. Upon exercise of the first extension option, the number of warrant shares issued with this note was increased by 51,250 shares.

ŧ Indicates notes that were repaid by the Company in April 2015.

The convertible promissory notes are convertible into shares of the Company’s common stock at the indicated conversion rate.

The note discounts result from warrants issued with the notes and any beneficial conversion features inherent in the convertible notes. The note discounts are amortized under the effective interest method over the term of the promissory notes. Interest expense related to the amortization of the discount on the promissory notes for the three months ended March 31, 2015 and 2014 was $155,458 and $66,038, respectively.

The secured notes have a security interest in all of the personal property and other assets of the Company. The Security interest of the secured notes maturing in April, May and June 2015 (the “Senior Notes”) is senior to the security interest of the other secured notes.

Bank Line of Credit

The Company has a bank line of credit with a credit limit of $100,000. This line of credit has an annual interest rate of prime plus 6.75% and requires monthly payment of any interest due plus approximately 1% of the outstanding balance. At March 31, 2015 and December 31, 2014, the outstanding balance due on the bank line of credit was $80,000 and $0, respectively.

NOTE 7 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, customer deposits, capital lease obligation, notes payable and convertible notes payable. It is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values, using level 3 inputs, based on their short maturities, or for long term debt, based on borrowing rates currently available to the Company for loans with similar terms and maturities. Gains and losses recognized on changes in fair value of financial instruments, if any, are reported in other income (expense) as gain (loss) on change in fair value. At March 31, 2015, the Company had no financial instruments outstanding that were estimated using level 1or level 2 inputs.

NOTE 8 – STOCKHOLDERS’ DEFICIENCY

The $146,651 increase in common stock and additional paid-in capital for the three-months ended March 31, 2015 is attributable to stock based compensation of $97,141 for stock options vesting during the period, $46,455 for the value of warrants issued with secured promissory notes during the period and $3,055 for the value of 51,250 additional warrant shares issued upon the Company’s exercise of the first extension option on a secured note that had an original maturity date of March 10, 2015.

During the three-months ended March 31, 2015, the Company granted 1,325,000 performance-based stock options to officers and directors of the Company. These options will only vest if certain performance objectives are met during 2015. Compensation expense for these options will be recognized ratably during 2015 only when it becomes likely that the performance objective will be met. The Company also granted a stock option for 200,000 shares to the President of its AEWS subsidiary. This option will vest 100% on December 31, 2015. In addition, the Company granted 40,000 stock options to a consultant during the period, which vested immediately upon grant. The compensation expense for the options granted will be recognized as the options vest based on the estimated fair value of the options granted as determined by the Black-Scholes option pricing model. The following table summarizes the significant assumptions used in applying the Black-Scholes model for the options granted during the three-months ended March 31, 2015.

Weighted fair value per share of options granted	$0.18
Weighted average assumptions used:
Expected dividend yield	0.0%
Expected volatility	64.5%
Risk-free interest rate	1.28%
Expected term in years	4.91
Exercise price	$0.34

The Company used the following assumptions to estimate the fair value of the warrants that were issued in conjunction with secured promissory notes during three months ended March 31, 2015:

Expected volatility	50.29% - 51.18%
Expected dividend yield	0%
Expected term	2.1 - 2.5 years
Risk-free interest rate	0.93% - 1.10%
Market price of common stock	$0.30 - $0.32

The assumptions for expected dividend yield, expected volatility and expected term reflect management’s judgment and include consideration of historical experience. Expected volatility is based on historical volatility of the Company’s common stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.

NOTE 9 – PRIVATE PLACEMENTS

In March 2015, the Company issued a secured promissory note to a related party investor for $950,000 (the “2015 Note”). The proceeds from the 2015 Note were used in April 2015 to repay $875,000 of mature debt plus accrued interest of approximately $71,000. The 2015 Note matures on March 23, 2016, has an interest rate of 7.5% per annum and has a security interest in the assets of the Company that is junior to the Senior Notes. The purchaser of the 2015 Note also received a warrant for the purchase of 475,000 shares of the Company’s common stock. The warrant has an exercise price of $0.315 per share and expires five (5) years from the date of grant. The Company may extend the maturity date of the 2015 Note up to two times by 90 days each. If the first extension option is exercised, the interest rate will increase to 9.5% per annum. If the second extension option is exercised, the interest rate will increase to 11.5% per annum. The number of warrant shares that the 2015 Note holder will be entitled to under the terms of the warrant issued by the Company with the 2015 Note will be increased by 10% for each extension option exercised by the Company.

NOTE 10 – SUBSEQUENT EVENTS

The proceeds from the $950,000 2015 Note received in March 2015, were used in April 2015 to repay $875,000 of mature debt plus accrued interest of approximately $71,000.

In April 2015, the Company issued a secured promissory note to a related party investor for $250,000 (the “April Note”). The April Note matures on July 13, 2015, has an interest rate of 7.5% per annum and has a security interest in the assets of the Company that is the junior to the security interest of all other outstanding secured notes at April 13, 2015. The purchaser of the April Note also received a warrant for the purchase of 55,000 shares of the Company’s common stock. The warrant has an exercise price of $0.298 per share and expires five (5) years from the date of grant. The Company may extend the maturity date of the April Note up to two times by 90 days each. If the first extension option is exercised, the interest rate will increase to 9.5% per annum. If the second extension option is exercised, the interest rate will increase to 11.5% per annum. The number of warrant shares that the April Note holder will be entitled to under the terms of the warrant issued by the Company with the April Note will be increased by 10% for each extension option exercised by the Company.

On April 17, 2015, the Company issued a release addressing the fact that AbTech and its $12 million storm water drainage contract with Nassau County (the “Contract”) had been mentioned in reports of a grand jury investigation of a New York Senator and his son. On May 4, 2015, it was announced that a federal complaint had been filed alleging that, among other things, they engaged in unlawful practices in connection with the award of the Contract to AbTech. AbTech is not a target of the criminal proceedings, and intends to continue to fully cooperate with federal investigator’s request for information. On May 12, 2015, AbTech received notice from the County of Nassau Department of Public Works suspending all work under the Contract until such time, if at all, as the County notifies AbTech in writing that the County has lifted the work suspension. If the County of Nassau does not lift the suspension, AbTech will be materially adversely affected.

On May 6, 2015, AbTech received notice that its previously announced teaming agreement with Corvias Solutions for the joint development of large stormwater infrastructure projects was being terminated. AbTech waived the notice period for termination of the agreement and the parties mutually agreed to make the termination effective immediately. The collaboration between AbTech and Corvias had not produced any significant projects or revenues.

In April 2015, the Company issued to a consultant a certificate for 400,000 shares of the Company’s common stock as payment for a $120,000 amount due to the consultant.

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

Results of Operations

Comparison of the three months ended March 31, 2015 and 2014

Revenues

Revenues for the three months ended March 31, 2015 increased by $128,249 (170%) compared to revenues in the same period of the prior year. The increase in revenue was largely due to the fulfillment of the initial order of approximately $107,000 from Naylor Industries, the Company’s new distributor in the United Kingdom. The Company also recognized approximately $14,500 of revenue in the first quarter of 2015 on the stormwater contract with Nassau County (the “Contract”). The Contract with Nassau County for up to $12 million of stormwater projects has been an important component of AbTech’s expected future revenues. Recently, AbTech and the Contract were mentioned in reports of a grand jury investigation and a federal complaint filed against a New York Senator and his son alleging that, among other things, the Senator and his son engaged in unlawful practices in connection with the award of the Contract to AbTech. AbTech is not a target of the criminal proceedings, and intends to continue to fully cooperate with federal investigator’s requests for information. On May 12, 2015, AbTech received notice from the County of Nassau Department of Public Works suspending all work underthe Contract until such time, if at all, as the County of Nassau notifies AbTech in writing that the County has lifted the work suspension. If the County of Nassau does not lift the suspension, AbTech will be materially adversely affected. See NOTE 10 to Item 1 of Part I and Item 1A of Part II of this Form 10-Q for more information on this matter.

The Company continues to face challenges in moving other projects forward in the face of the continued funding constraints for new municipal and federal facility stormwater projects and the complexities of developing public private partnerships (“P3s”) for large municipal projects. In addition, the Company’s ability to continue with these large projects has been significantly adversely affected by the events surrounding the Nassau County contract including the fact that the Company’s teaming agreement with Corvias Solutions was recently terminated. AbTech waived the notice period for termination of the agreement and the parties mutually agreed to make the termination effective immediately. Despite these setbacks, the Company intends to continue pursuing other markets for its technologies including non-municipal stormwater projects and the treatment of water in industrial applications such as water produced in the oil and gas extraction industry. See NOTE 10 to Item 1 of Part I and Item 1A of Part II of this Form 10-Q for more information on this matter.

Gross margin

The Company’s gross margin on sales was 40% for the three months ended March 31, 2015 compared to a negative gross margin on sales of (37)% for the same period of 2014. The improved gross margin in 2015 is the direct result of the increased sales during the quarter and the resultant increase in production activities that reduced the costs of excess capacity experienced in the first quarter of 2014. The Company’s manufacturing facility operated at approximately 4% and 1% of operating capacity for the three months ended March 31, 2015 and 2014, respectively. The significant gross margin improvement in the first quarter of 2015 illustrates the significant favorable impact increased production levels have on gross margins. Going forward, the Company expects that gross margin percentages, quarter by quarter, could vary widely depending on the volume of product sales and the corresponding volume of product manufacturing.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased by approximately $19,000 or 2% in the first three months of 2015 as compared to the same period in 2014, reflecting a consistent level of operations for the two periods.

Research and development expenses

Research and development (“R&D”) expenses decreased by approximately $60,000 (18%) for the three months ended March 31, 2015 as compared to the same period of the prior year. The higher R&D expenses in 2014 were primarily attributable to field testing conducted with the Company’s mobile, produced water treatment system in Texas. These field testing costs totaled approximately $127,000 during the first three months of 2014. There were no similar field testing costs incurred in the first three months of 2015. However, R&D costs in 2015 included a new consulting expense item of approximately $75,000 related to the development and worldwide exclusive license of an evaporator technology being developed for the treatment of landfill leachate. These consulting expenses began in the second quarter of 2014 and are expected to continue through at least the end of 2015.

Other income (expense)

Interest expense increased substantially for the three months ended March 31, 2015 as compared to the same period of 2014 due to interest costs related to the $5 million of secured promissory notes issued by the Company during 2014. The various components of interest expense that accounted for the increase are summarized in the table below:

	Three months ended March 31,
Interest Components	2015	2014
1. Interest accrued on notes outstanding and other finance charges	$177,601	$73,552
2. Amortization of the note discount created by the bifurcation of the value of the warrants issued with promissory notes	114,074	27,855
3. Interest imputed on promissory notes issued with beneficial conversion terms	41,384	38,183
4. Amortization of deferred financing costs related to private offerings of debt	66,586	27,093
TOTAL INTEREST EXPENSE	$399,645	$166,683

Liquidity and Capital Resources

Liquidity

As of March 31, 2015, the Company had a working capital deficiency of approximately $9,127,000 compared to a working capital deficit of approximately $7,727,000 at December 31, 2014. The increased working capital deficiency is primarily attributable to the use of cash for operations during the three months ended March 31, 2015 and the $950,000 of additional short term debt taken on by the Company in 2015. The Company’s cash balance decreased from $1,049,460 at December 31, 2014 to $978,921 at March 31, 2015. The cash balance at March 31, 2015 includes approximately $943,000 that was committed to repay promissory notes maturing in April 2014. The remaining cash balance of approximately $36,000 represents less than one month of the Company’s historical monthly cash used for operations and evidences the Company’s need to raise additional capital in the immediate short-term. In April 2015, the Company issued a secured promissory note for $250,000 (see NOTE 10 – SUBSEQUENT EVENTS to the financial statements included in Item 1 of this report).

To date, the Company has not generated sufficient revenue to cover its operating costs and expenses and continues to operate with negative cash flow. While we expect to achieve sales growth sufficient to cover operating costs and expenses over the long-term, continued negative cash flow from operations is expected in the short-term. The Company will require additional capital to maintain current operations until the Company achieves the sales growth necessary to cover operating costs and expenses. In addition, rapid sales growth may require the Company to enter into working capital financing arrangements.

Operations in the first three months of 2015 were funded with the cash on hand at the beginning of that period. The Company also has a $2,000,000 equity line of credit (“ELOC”) available pursuant to an agreement it entered into in June 2013 with Dutchess Opportunity Fund, II, LP (“Dutchess”) whereby Dutchess is irrevocably committed to purchase up to $2 million of ABHD common stock from the Company over the course of 36 months. The aggregate number of shares issuable by the Company and purchasable by Dutchess under the ELOC is limited by the dollar amount sold, in this instance no more than $2 million, and will depend upon the trading price of the Company’s shares. The purchase price will be set at ninety-seven percent (97%) of the lowest daily volume weighted average price of the Company’s common stock during the five consecutive trading days beginning on the date of the applicable put. The Company may draw on the ELOC from time to time, as and when it determines appropriate in accordance with the terms and conditions of the Investment Agreement. The Company has no obligation to utilize the full amount available under the ELOC. As of March 31, 2015, the Company had made no draws on the ELOC.

Comparison of cash flows for the three months ended March 31, 2015 and 2014

Operating Activities

The Company had negative cash flows from operations for the three months ended March 31, 2015 of approximately $1,098,000 compared to negative cash flows from operations of approximately $1,424,000 for the same period of the prior year. This reduction in cash used for operations is primarily due to the operating loss being approximately $189,000 less in the first quarter of 2015 than operating loss for the same period of the prior year. While interest expense in the first three months of 2015 was approximately $233,000 greater than interest expense for the same period of 2014, the majority of this interest expense did not require cash because it represented unpaid interest accrued on outstanding notes or the amortization of note discounts and deferred financing costs as interest expense. Cash used for the payment of interest in the first three months of 2015 and 2014 was $11,171 and $1,911, respectively. Cash flow was adversely affected during the first three months of 2015 by an increase of $125,000 in the balance of accounts receivable, due primarily to the $107,000 payment due from the Company’s U.K. distributor which was received in April 2015. The adverse effect of the increase in receivables was partially offset by a $60,000 increase in payables during the first three months of 2015, resulting in an accounts payable balance at March 31, 2015 of approximately $709,000.

Investing Activities

The Company had no capital expenditures for the three months ended March 31, 2015 and $11,417 of capital expenditures for the same period of 2014. As of March 31, 2015, the Company had no commitments for any material future capital expenditures.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2015 amounted to approximately $1,027,000 compared to cash provided by financing activities of approximately $872,000 in the same period of 2014. The primary financing source of cash in the first three months of 2015 was the issuance of a $950,000 secured promissory note. The Company also borrowed $80,000 on its bank line of credit during the quarter ended March 31, 2015. During the first three months of 2014, the Company raised approximately $875,000 from the sale of short-term secured promissory notes.

Going Concern and Management’s Plans

The accompanying condensed consolidated financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As discussed in NOTE 4 to the accompanying condensed consolidated financial statements, we have not achieved a sufficient level of revenues to support our business and have suffered substantial recurring losses from operations since our inception. These factors raise substantial doubt about the Company’s ability to continue operations as a going concern. As such, the Company’s independent registered public accounting firm included an emphasis-of-matter paragraph regarding the Company’s ability to continue as a going concern in their opinion attached to the Company’s audited financial statements for the year ended December 31, 2014. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustment that might be necessary should the Company be unable to continue as a going concern. Management believes that the Company’s ability to continue as a going concern will be dependent on its ability to generate sales and raise capital sufficient to cover all of its costs and operational expenses. The Company’s ability to achieve these objectives cannot be determined at this time. Management’s plans in regard to these matters are described in NOTE 4 to the accompanying condensed consolidated financial statements. If the Company is unable to generate significant sales growth in the near term and raise additional capital, there is a risk that the Company could default on debt maturing during 2015, and could be required to significantly reduce the scope of its operations if no other means of financing operations are available.

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

Fair value of warrants and note discount

The Company bifurcates the value of warrants sold with promissory notes. This bifurcation results in the establishment of a note discount with a corresponding charge to equity unless the terms of the warrant require it to be classified as a liability. The warrants and corresponding discount are valued using the Black-Scholes valuation model because there is no market price available for the warrants. This model uses estimates of volatility, risk free interest rate and the expected term of the warrants, along with the current market price of the Company’s common stock, to estimate the value of the outstanding warrants. The assumptions for expected dividend yield, expected volatility and expected term reflect management’s judgment and include consideration of historical experience. Expected volatility is based on historical volatility of the Company’s common stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the warrant.

The Company used the following assumptions in applying the Black-Scholes model to estimate the fair value of the warrants issued during the three months ended March 31, 2015:

Weighted average of fair value for warrants issued	$0.09
Weighted average assumptions used:
Expected dividend yield	0.0%
Expected volatility	50.38%
Risk-free interest rate	0.95%
Expected term (in years)	2.46
Exercise price	$0.33

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

The following table summarizes the weighted average of fair value and the significant assumptions used in applying the Black-Scholes model for options granted during the three months ended March 31, 2015:

Weighted average of fair value for options granted	$0.18
Weighted average assumptions used:
Expected dividend yield	0.0%
Expected volatility	64.5%
Risk-free interest rate	1.28%
Expected term (in years)	4.91
Exercise price	$0.34

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

As a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item. Notwithstanding the foregoing, the Company is providing the following risk factor to supplement the Risk Factors disclosed in the Company’s Report on Form 10-K for the year ended December 31, 2014.

A party to one of our material contracts is under criminal investigation in New York, the announcement of the investigation and the outcome of that investigation, could materially adversely impact our business.

On May 4, 2015, it was announced that Federal authorities had filed a complaint against New York Senator Dean Skelos and his son, Adam Skelos. The complaint alleges, among other things, that the Skelos’ engaged in unlawful practices in connection with the award of a $12 million storm water drainage contract (the “Contract”) between Nassau County and the Company. The Company is not a target of the Skelos’ criminal proceedings and intends to continue to fully cooperate with federal investigator’s request for information. On May 12, 2015, the Company received notice from the County of Nassau Department of Public Works suspending all work under the Contract until such time, if at all, as the County notifies AbTech in writing that the County has lifted the work suspension. If the County of Nassau does not lift the suspension, AbTech will be materially adversely affected.

On May 6, 2015, AbTech received notice that its previously announced teaming agreement with Corvias Solutions for the joint development of large stormwater infrastructure projects was being terminated. The collaboration between AbTech and Corvias had not produced any significant projects or revenues. We cannot estimate the full impact that this criminal investigation and any results may have on the Company’s financial position, operating results or cash flows. Even if we do not experience significant monetary costs, there may be adverse publicity associated with these matters that could result in reputational harm to us that may adversely affect our business. We have not yet recorded a liability related to these matters. No estimate of the possible loss or range of loss can be made.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In March 2015, the Company issued a secured promissory note to Golden Properties Ltd., a related party and an accredited investor, for $950,000 (the “2015 Note”). The proceeds from the 2015 Note were used in April 2015 to repay $875,000 of mature debt plus accrued interest of approximately $71,000. The 2015 Note matures on March 23, 2016, has an interest rate of 7.5% per annum and has a security interest in the assets of the Company that is junior to the security interest of the Senior Notes. The purchaser of the 2015 Note also received a warrant for the purchase of 475,000 shares of the Company’s common stock. The warrant has an exercise price of $0.315 per share and expires five (5) years from the date of grant. The Company may extend the maturity date of the 2015 Note up to two times by 90 days each. If the first extension option is exercised, the interest rate will increase to 9.5% per annum. If the second extension option is exercised, the interest rate will increase to 11.5% per annum. The number of warrant shares that the 2015 Note holder will be entitled to under the terms of the warrant issued by the Company with the 2015 Note will be increased by 10% for each extension option exercised by the Company.

The Company issued the 2015 Note and the accompanying warrants pursuant to the exemption contained in Section 4(2) and Rule 506 of Regulation D of the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Name
10.1*	Credit Agreement related to the private placement that closed on March 23, 2015 for secured promissory note and warrant
31.1 *	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)
31.2 *	Rule 13a-14(d)/15d-14(d) Certification (Principal Financial Officer)
32 **	Section 1350 Certifications
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABTECH HOLDINGS, INC. (Registrant)

Date: May 15, 2015	By:	/s/ Glenn R. Rink
Glenn R. Rink
Chief Executive Officer, President, and Director

Date: May 15, 2015	By:	/s/ Lane J. Castleton
Lane J. Castleton
Chief Accounting Officer, Chief Financial Officer, Vice President and Treasurer

