Form 10-Q
period 2015-06-30
Abtech Holdings, Inc.
filed 2015-08-14
CIK 1405858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015

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

☐	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer (Do not check if smaller reporting company)	☒	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 12, 2015
Common stock, $.001 par value	68,943,002

ABTECH HOLDINGS, INC.

FORM 10-Q

June 30, 2015

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements regarding the Company. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report. Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “would,” “could,” “confident,” “forecast,” “hope,” “likely,” “plan,” “possible,” “potential,” “predict,” “project,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms or the negative of such terms. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions concerning, among others, capital expenditures, earnings, litigation, regulatory matters, liquidity and capital resources, and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we operate, results of litigation, and other circumstances affecting anticipated revenues and costs, and the risk factors set forth under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed on March 31, 2015.

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

Explanatory Note

As used in this Quarterly Report on Form 10-Q, “we,” “us,” “our,” “ABHD” and the “Company” refer to Abtech Holdings, Inc.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The December 31, 2014 consolidated balance sheet included in this Quarterly Report on Form 10-Q was derived from audited financial statements but does not include all disclosures required by GAAP. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six-month and three-month periods ended June 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2015. For further information, refer to the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ABTECH HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2015 (Unaudited)	December 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$638,343	$1,049,460
Accounts receivable – trade, net	34,307	127,435
Inventories, net	457,440	498,214
Deferred charges, net	86,429	198,090
Prepaid expenses and other current assets	33,619	37,995
Total current assets	1,250,138	1,911,194

Fixed assets, net	44,343	56,830
Security deposits	33,940	33,940
Deferred charges, net	5,792	12,760
Total assets	$1,334,213	$2,014,724

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities
Accounts payable	$885,067	$642,910
Accounts payable – related party	18,332	5,545
Loans from stockholders	9,000	9,000
Notes payable, net of discounts	1,363,218	1,572,325
Notes payable - related party, net of discounts	4,637,496	2,680,294
Convertible promissory notes, net of discounts	943,187	935,566
Convertible promissory notes – related party, net of discounts	3,187,593	3,061,841
Capital lease obligation – current portion	703	2,731
Customer deposits	2,242	2,242
Accrued interest payable	749,942	462,356
Accrued expenses	307,157	263,801
Total current liabilities	12,103,937	9,638,611

Due to related party	81,609	84,669
Convertible promissory notes – related party, net of discounts – non-current portion	577,343	569,491
Total liabilities	12,762,889	10,292,771

Commitments and contingencies

Stockholders’ equity (deficiency)
Common stock, $0.001 par value; 300,000,000 authorized shares; 68,943,002 and 68,543,002 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	68,943	68,543
Additional paid-in capital	44,776,611	44,359,358
Non-controlling interest	(3,091,611)	(2,768,397)
Accumulated deficit	(53,182,619)	(49,937,551)
Total stockholders’ equity (deficiency)	(11,428,676)	(8,278,047)
Total liabilities and stockholders’ equity (deficiency)	$1,334,213	$2,014,724

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABTECH HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months ended June 30		Six Months ended June 30
	2015	2014	2015	2014

Net revenues	$67,405	$182,570	$270,912	$257,828

Cost of revenues	127,256	119,990	248,916	223,204
Gross profit (loss)	(59,851)	62,580	21,996	34,624

Operating expenses
Selling, general and administrative	1,285,460	1,008,903	2,252,819	1,995,447
Research and development	284,075	410,035	557,085	743,500
Total operating expenses	1,569,535	1,418,938	2,809,904	2,738,947

Operating loss	(1,629,386)	(1,356,358)	(2,787,908)	(2,704,323)

Other income (expense)
Interest expense	(380,756)	(222,549)	(780,401)	(389,232)
Other income	-	23	27	85
Total other income (expense), net	(380,756)	(222,526)	(780,374)	(389,147)

Loss before income taxes	(2,010,142)	(1,578,884)	(3,568,282)	(3,093,470)

Provision for income taxes	-	-	-	-

Net loss	(2,010,142)	(1,578,884)	(3,568,282)	(3,093,470)

Net loss attributable to non-controlling interest	(204,621)	(155,806)	(323,214)	(316,397)

Net loss attributable to controlling interest	$(1,805,521)	$(1,423,078)	$(3,245,068)	$(2,777,073)

Basic and diluted loss per common share	$(0.03)	$(0.02)	$(0.05)	$(0.04)

Basic and diluted weighted average number of shares outstanding	68,819,925	67,883,879	68,682,229	67,883,879

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABTECH HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30,

	2015	2014
Operating Activities
Net loss	$(3,568,282)	$(3,093,470)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	12,487	14,224
Common stock issued for services rendered	120,000	-
Stock-based compensation expense	171,735	180,779
Note discount amortized as interest	290,238	162,040
Deferred charges expensed as interest	118,629	59,441
Changes in operating assets and liabilities:
Accounts receivable	93,128	119,859
Inventories	40,774	(117,840)
Prepaid expenses and other current assets	4,376	(1,512)
Accounts payable	254,944	(30,818)
Customer deposits	-	(40,950)
Accrued interest payable	287,586	164,543
Accrued expenses	43,356	72,212
Net cash used in operating activities	(2,131,029)	(2,511,492)

Investing Activities
Purchases of fixed assets	-	(23,417)
Net cash used in investing activities	-	(23,417)

Financing Activities
Proceeds from notes payable – related party	1,950,000	1,025,000
Proceeds from notes payable	650,000	975,000
Proceeds from bank line of credit	90,000	-
Payment of loan issuance costs	-	(41,000)
Repayment of borrowings	(875,000)	-
Repayment of bank line of credit	(90,000)	-
Repayments under capital lease obligation	(2,028)	(2,264)
Decrease in due to related party	(3,060)	(2,911)
Net cash provided by financing activities	1,719,912	1,953,825

Net change in cash and cash equivalents	(411,117)	(581,084)
Cash and cash equivalents at beginning of period	1,049,460	1,212,984
Cash and cash equivalents at end of period	$638,343	$631,900

Supplemental cash flow information:
Cash paid for interest	$83,948	$3,207
Cash paid for income taxes	-	-
Non-cash investing and financing activities:
Unamortized portion of debt discount	$283,142	$534,607
Warrants issued with debt	$122,863	$192,344
Warrants issued with debt extension	$3,055	-
Warrants issued to placement agent recorded as deferred charges	$-	$8,797

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

AbTech Industries, Inc. (“AbTech”), a Delaware corporation with an authorized capital of 15,000,000 shares of $0.01 par value common stock and 5,000,000 shares of $0.01 par value preferred stock, was acquired by ABHD in a reverse acquisition transaction on February 10, 2011. The preferred stockholders of AbTech that elected not to convert and exchange their shares for ABHD common shares, represent the non-controlling interest shown on the Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014 and condensed consolidated statements of operations for the three and six months ended June 30, 2015 and 2014.

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

In 2012, the Company formed a subsidiary, AEWS Engineering, LLC (“AEWS”), an independent civil and environmental engineering firm, established to provide engineering and technology innovation to the water infrastructure sector. AEWS was initially owned 80% by the Company and 20% by an executive officer of AEWS. In May 2015, AEWS became a wholly owned subsidiary of the Company upon the relinquishment of the 20% interest previously held by the executive officer. Accordingly, the operations of AEWS for the periods reflected in these condensed consolidated financial statements are allocated 100% to the Company. AEWS has an office located in Raleigh, North Carolina and its operations since inception have been focused on setting up the business and pursuing new business opportunities.

In 2013, the Company formed a wholly-owned subsidiary in the United Kingdom, AbTech Industries (UK) Limited (“AbTech UK”). The Company may use this subsidiary to conduct operations in the UK and potentially other European countries. However, as of June 30, 2015, AbTech UK had not initiated operations and had no financial transactions.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation – The condensed consolidated financial statements include the accounts of ABHD, AbTech, AEWS and ESC. Intercompany accounts and transactions have been eliminated in consolidation. The shares of AbTech preferred stock that have not converted to shares of ABHD common stock represent the non-controlling interest shown on the Condensed Consolidated Balance Sheets.

The condensed consolidated financial statements as of June 30, 2015 and for the three and six month periods ended June 30, 2015 and June 30, 2014 are unaudited and, in the opinion of the Company’s management, include all adjustments necessary for a fair presentation of such condensed consolidated financial statements. Such adjustments are of a normal recurring nature.

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

In 2013, the Company entered into a contract arrangement whereby it earns revenue from multiple deliverables including, engineering services, installation of storm water treatment systems and maintenance activities. The Company accounts for the contract deliverables related to installation and construction using the percentage-of-completion method and makes estimates of the completion percentages based on the costs and hours actually incurred to complete each project task. The contract deliverables related to pre-construction engineering services and post-construction maintenance services, are handled as separate units of accounting with the revenue allocated by the contract to each separate unit of accounting recognized as the respective services are actually performed. Only pre-construction engineering services have been performed under the contract, which was suspended on May 12, 2015.

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

Net Loss Per Share – Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. The Company has other potentially dilutive securities outstanding that are not shown in a diluted net loss per share calculation because their effect in both 2015 and 2014 would be anti-dilutive. The following chart lists the securities as of June 30, 2015 and 2014 that were not included in the computation of diluted net loss per share because their effect would have been antidilutive:

	Common Shares
	June 30, 2015 Unaudited	June 30, 2014 Unaudited
Options to purchase common stock	7,435,664	9,218,863
Warrants to purchase common stock	11,706,162	8,416,800
Convertible promissory notes	9,529,895	7,856,722
Convertible preferred stock in AbTech	6,457,467	6,457,467
	35,129,188	31,949,852

Recent Accounting Pronouncements – In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers,” which provides guidance for revenue recognition. The guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes the most current revenue recognition guidance. The guidance is effective for the Company beginning the first quarter of fiscal 2017, however, in April 2015, the FASB issued for public comment a proposed ASU that would defer the effective date of the new revenue recognition standard by one year. The Company is currently evaluating ASU 2014-09 and its potential impact on the Company’s consolidated financial statements.

In June 2014, the FASB issued Accounting Standards Update No. 2014-12, "Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period" ("ASU 2014-12"). ASU 2014-12 provides explicit guidance on whether to treat a performance target that could be achieved after the requisite service period as a performance condition that affects vesting, or as a non-vesting condition that affects the grant-date fair value of an award. The update requires that compensation costs are recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. This update is effective for the annual periods and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the effect that the updated standard will have on the consolidated financial statements and related disclosures.

In August 2014, the Financial Accounting Standards Board issued ASU No. 2014-15, “Presentation of Financial Statements—Going Concern, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” which provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The guidance is effective for the Company beginning for the annual period ending December 31, 2016 and interim periods thereafter. The Company is currently evaluating this ASU and its potential impact on the Company’s consolidated financial statement footnote disclosures.

In April 2015, the Financial Accounting Standards Board issued ASU No. 2015-3, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” which provides that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. Currently the Company recognizes such debt issuance costs as separate assets under the caption “deferred charges.” Upon adoption of this new standard, the Company will reclassify the deferred charges as direct deductions from the carrying amounts of the corresponding debt liabilities. The standard takes effect for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. Early adoption is permitted.

NOTE 3 – INVENTORIES

The Company uses a perpetual inventory system and periodic physical test counts to determine inventory amounts at interim balance sheet dates. Inventories are stated at the lower of cost or market, with cost computed on an average cost method which approximates the first-in, first-out basis.

	June 30, 2015 (Unaudited)	December 31, 2014
Raw materials	$99,163	$94,817
Work in process	442,034	478,145
Finished goods	26,243	35,252
Reserve for obsolescence	(110,000)	(110,000)
Total	$457,440	$498,214

NOTE 4 – GOING CONCERN

These unaudited condensed consolidated financial statements have been prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs, expenses and debt repayments, which raises doubts about the ability of the Company to continue as a going concern. In order to continue as a going concern, the Company will need to generate additional revenue and obtain additional capital to fund its operating losses and service its debt, including accounts payable, of which a substantial portion is presently past due. Management of the Company has developed a strategy, which it believes will accomplish this objective through revenue growth and additional funding, which will enable the Company to operate for the coming year. However, there can be no assurance that the Company’s overall efforts will be successful. If the Company is unable to generate significant sales growth in the near term and raise additional capital, there is a risk that the Company could default on debt maturing during 2015, and could be required to significantly reduce the scope or cease its operations if no other means of financing its operations are available. As a result, the Company’s independent registered public accounting firm has included an emphasis-of-matter paragraph regarding the Company’s ability to continue as a going concern in their opinion attached to the Company’s audited consolidated financial statements for the year ended December 31, 2014. These condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 5 – RELATED PARTY TRANSACTIONS

Accounts payable, related party – At June 30, 2015 and December 31, 2014, “Accounts payable – related party” represents advertising fees due to a non-profit organization of which the president of the Company is a director and nominal amounts due to officers and directors of the Company for travel expenses.

Accrued expenses – At June 30, 2015, accrued expenses included $65,000 for fees due to directors of the Company for their services as directors during 2015.

Stock Options – The Company granted 1,525,000 stock options to directors and officers of the Company in February 2015, and 240,000 stock options to a new director of the Company in March 2014 (see NOTE 8 – STOCKHOLDERS’ DEFICIENCY AND STOCK-BASED COMPENSATION).

Private Placements –An investor, considered to be a related party because it has beneficial ownership interest in the Company of greater than 5%, purchased from the Company a $950,000 secured promissory note in March 2015, a $250,000 secured promissory note in April 2015 and a $650,000 secured promissory note in May 2015 (see NOTE 9 – PRIVATE OFFERINGS). The same related party investor purchased a $1,025,000 secured promissory note in May 2014.

An executive of the Company purchased a $100,000 secured promissory note in May 2015.

NOTE 6 – PROMISSORY NOTES AND OTHER DEBT

Information regarding the various promissory notes that were outstanding as of June 30, 2015 is set forth in the table below:

	Principal Amount	Discount	Net Amount	Interest Rate	Maturity Date	Conversion Rate
Notes payable
Secured note (senior)	100,000	-	100,000	9.5%	8/30/2015(1)	N/A
Secured note	100,000	1,561	98,439	7.5%	9/22/2015(2)	N/A
Secured note	104,000	1,719	102,281	7.5%	9/30/2015(2)	N/A
Secured note	100,000	1,563	98,437	7.5%	10/14/2015(2)	N/A
Secured note	100,000	1,941	98,059	7.5%	10/29/2015(2)	N/A
Secured note	250,000	5,215	244,785	7.5%	11/13/2015(2)	N/A
Secured note (junior)	650,000	28,783	621,217	7.5%	5/28/16(2)	N/A
Subtotal	1,404,000	40,782	1,363,218

	Principal Amount	Discount	Net Amount	Interest Rate	Maturity Date	Conversion Rate
Notes payable - related party
Secured note (junior)	1,025,000	561	1,024,439	11.5%	9/10/2015(3)	N/A
Secured note (junior)	500,000	4,744	495,256	7.5%	8/18/2015(2)	N/A
Secured note (junior)	212,979	3,266	209,713	7.5%	9/18/2015(2)	N/A
Secured note (junior)	500,000	9,641	490,359	7.5%	10/28/2015(2)	N/A
Secured note (junior)	550,000	12,082	537,918	7.5%	11/26/2015(2)	N/A
Secured note (junior)	950,000	34,037	915,963	7.5%	3/23/2016(2)	N/A
Secured note (junior)	250,000	732	249,268	9.5%	10/13/2015(5)	N/A
Secured note (junior)	100,000	5,196	94,804	7.5%	5/19/16(2)	N/A
Secured note (junior)	650,000	30,224	619,776	7.5%	5/21/16(2)	N/A
Subtotal	4,737,979	100,483	4,637,496

Convertible promissory notes
Unsecured note	250,000	-	250,000	6.5%	6/2/2015(4)	$0.53
Unsecured note	500,000	-	500,000	6.5%	6/2/2015(4)	0.64
Secured note	200,000	6,813	193,187	6.5%	12/6/2015	0.53
Subtotal	950,000	6,813	943,187

Convertible promissory notes - related party
Secured note (junior)	3,300,000	112,407	3,187,593	6.5%	12/6/2015	$0.53
Subtotal	3,300,000	112,407	3,187,593

Convertible promissory notes - related party – noncurrent
Secured note (junior)	600,000	22,657	577,343	7.5%	11/26/2016	$0.3586
Subtotal	600,000	22,657	577,343
Total promissory notes	$10,991,979	$283,142	$10,708,837

(1) – The first extension option for this note was exercised by the Company on May 30, 2015. The maturity date shown is the extended maturity date and the interest rate is the new interest rate in effect as of May 30, 2015. Upon exercise of the first extension option, the number of warrant shares issued with this note was increased by 5,000 shares.

(2) - The maturity date of these notes may be extended up to two times by 90 days each. If the first extension option is exercised, the interest rate will increase to 9.5% per annum. If the second extension option is exercised, the interest rate will increase to 11.5% per annum. Use of the extension of the due dates for these notes was deemed unlikely by management as of June 30, 2015.

(3) The first extension option for this note was exercised by the Company in March 2015 and the second extension option was exercised by the Company in June 2015. The maturity date shown is the extended maturity date and the interest rate is the new interest rate in effect as of June 10, 2015. Upon exercise of each of the extension options, the number of warrant shares issued with this note was increased by 51,250 shares for a total increase of 102,500 shares.

(4) The Company is currently negotiating to extend the maturity date of these notes. Interest on these notes was calculated through June 30, 2015 at the stated interest rate of 6.5%. If these notes are not extended, the 8.5% default interest rate would apply from the original maturity date of June 2, 2015, and require a de minimis amount of additional interest to be accrued as of June 30, 2015.

(5) The first extension option for this note was exercised by the Company in July 2015. The maturity date shown is the extended maturity date and the interest rate is the new interest rate in effect as of July 13, 2015. Upon exercise of the first extension option, the number of warrant shares issued with this note was increased by 5,500 shares.

The convertible promissory notes are convertible into shares of the Company’s common stock at the indicated conversion rate.

The note discounts result from warrants issued with the notes and any beneficial conversion features inherent in the convertible notes. The note discounts are amortized under the effective interest method over the term of the promissory notes. Interest expense related to the amortization of the discount on the promissory notes for the six months ended June 30, 2015 and 2014, was $290,238 and $162,040, respectively.

The secured notes have a security interest in all of the personal property and other assets of the Company. The security interest of the secured notes (senior) (the “Senior Notes”) is senior to the security interest of the other secured notes. The security interest of the secured notes (junior) (the “Junior Notes”) is junior to the security interest of the Senior Notes and other secured notes. All secured notes that are not Senior Notes or Junior Notes are referred to herein as “Secured Notes.”

Bank Line of Credit

The Company has a bank line of credit with a credit limit of $100,000. This line of credit has an annual interest rate of prime plus 6.75% and requires monthly payment of any interest due plus approximately 1% of the outstanding balance. At June 30, 2015 and December 31, 2014, the outstanding balance due on the bank line of credit was $0.

NOTE 7 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, customer deposits, capital lease obligation, notes payable and convertible notes payable. It is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values, using level 3 inputs, based on their short maturities, or for long term debt, based on borrowing rates currently available to the Company for loans with similar terms and maturities. Gains and losses recognized on changes in fair value of financial instruments, if any, are reported in other income (expense) as gain (loss) on change in fair value. At June 30, 2015 and December 31, 2014, the Company had no financial instruments outstanding that were estimated using level 1or level 2 inputs.

NOTE 8 – STOCKHOLDERS’ DEFICIENCY

The $417,653 increase in common stock and additional paid-in capital for the six-months ended June 30, 2015 is attributable to stock based compensation of $171,735 for stock options vesting during the period, $122,863 for the value of warrants issued with secured promissory notes during the period, $3,055 for the value of 107,500 additional warrant shares issued upon the Company’s exercise of extension options on two secured notes during the period, and $120,000 for 400,000 shares of common stock issued to a consultant for services rendered to the Company during the period.

During the six-months ended June 30, 2015, the Company granted 1,325,000 performance-based stock options to officers and directors of the Company. These options will only vest if certain performance objectives are met during 2015. Compensation expense for these options will be recognized ratably during 2015 only when it becomes likely that the performance objective will be met. The Company also granted an executive stock option for 200,000 common shares which expired prior to June 30, 2015. In addition, the Company granted 70,000 stock options to two consultants during the period, which vested immediately upon grant. The compensation expense for the options granted will be recognized as the options vest based on the estimated fair value of the options granted as determined by the Black-Scholes option pricing model. The following table summarizes the significant assumptions used in applying the Black-Scholes model for the options granted during the six-months ended June 30, 2015.

Weighted average fair value per share of options granted	$0.18
Weighted average assumptions used:
Expected dividend yield	0.0%
Expected volatility	64.7%
Risk-free interest rate	1.27%
Expected term in years	4.85
Exercise price	$0.34

The Company used the following assumptions to estimate the fair value of the warrants that were issued in conjunction with secured promissory notes during six months ended June 30, 2015:

Expected volatility	48.63% - 67.12%
Expected dividend yield	0%
Expected term	2.0 - 2.5 years
Risk-free interest rate	0.61% - 1.10%
Market price of common stock	$0.07 - $0.32

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

NOTE 9 – PRIVATE PLACEMENTS

In March 2015, the Company issued a secured promissory note to a related party investor for $950,000 (the “March Note”). The proceeds from the March Note were used in April 2015 to repay $875,000 of mature debt plus accrued interest of approximately $71,000. The March Note matures on March 23, 2016, has an interest rate of 7.5% per annum and has a security interest in the assets of the Company that is junior to the Senior Notes and the Secured Notes. The purchaser of the March Note also received a warrant for the purchase of 475,000 shares of the Company’s common stock. The warrant has an exercise price of $0.315 per share and expires five (5) years from the date of grant. The Company may extend the maturity date of the March Note up to two times by 90 days each. If the first extension option is exercised, the interest rate will increase to 9.5% per annum. If the second extension option is exercised, the interest rate will increase to 11.5% per annum. The number of warrant shares that the March Note holder will be entitled to under the terms of the warrant issued by the Company with the March Note will be increased by 10% for each extension option exercised by the Company.

In April 2015, the Company issued a secured promissory note to a related party investor for $250,000 (the “April Note”). The proceeds from the April Note were used for operations and working capital. The April Note matures on July 13, 2015, has an interest rate of 7.5% per annum and has a security interest in the assets of the Company that is junior to the Senior Notes and the Secured Notes. The purchaser of the April Note also received a warrant for the purchase of 55,000 shares of the Company’s common stock. The warrant has an exercise price of $0.298 per share and expires five (5) years from the date of grant. The Company may extend the maturity date of the April Note up to two times by 90 days each. If the first extension option is exercised, the interest rate will increase to 9.5% per annum. If the second extension option is exercised, the interest rate will increase to 11.5% per annum. The number of warrant shares that the April Note holder will be entitled to under the terms of the warrant issued by the Company with the April Note will be increased by 10% for each extension option exercised by the Company.

In May 2015, the Company issued three secured promissory notes to two related parties and one other investor for an aggregate principal amount of $1,400,000 (the “May Notes”). The proceeds from the May Notes were used for operations and working capital. The May Notes mature between May 19, 2016 and May 28, 2016, have an interest rate of 7.5% per annum and have a security interest in the assets of the Company that is junior to the Senior Notes and the Secured Notes. The purchasers of the May Notes also received warrants for the purchase of 2,240,000 shares of the Company’s common stock. The warrants have a weighted average exercise price of $0.082 per share and expire five (5) years from the date of grant. The Company may extend the maturity dates of the May Notes up to two times by 90 days each. If the first extension option is exercised, the interest rate will increase to 9.5% per annum. If the second extension option is exercised, the interest rate will increase to 11.5% per annum. The number of warrant shares that the May Note holders will be entitled to under the terms of the warrant issued by the Company with the May Notes will be increased by 10% for each extension option exercised by the Company.

NOTE 10 – LITIGATION AND CONTINGENCIES

On May 28, 2015, the Company received a subpoena from the SEC that stated that the staff of the SEC is conducting an investigation In the Matter of Abtech Holdings, Inc.(NY-9262).  Generally, the SEC's subpoena has asked for all documents, agreements, and communications concerning (i) the Company's Contract for Services with Nassau County, New York, dated October 8, 2013; (ii) Adam Skelos, Dean Skelos, and their related entities; (iii) SLC Clean Water, LLC, Axiom, Glenwood Management, and a number of other listed individuals and entities; (iv) certain Board and Board committee minutes and related materials; (v) certain policies, procedures, and internal controls in effect at the Company; (vi) certain communications with the Company's independent registered public accounting firm, transfer agent, potential and current investors, broker-dealers, investment advisors, and finders; and (vii) certain other organizational and financial account information of the Company.  The Company has contacted the SEC’s staff regarding the subpoena and the Company is cooperating with the SEC.  The Company believes the SEC's subpoena is a result of the complaint announced on May 4, 2015 that was filed by Federal authorities against Dean and Adam Skelos.  The Company is not a target of the Skelos’ criminal proceedings and has fully cooperated with federal investigators in that matter.  Please see the Company's Current Report on Form 8-K dated May 15, 2015 and its Quarterly Report on Form 10-Q dated May 15, 2015, for more information on the Skelos' criminal proceedings. As of June 30, 2015, the Company had incurred approximately $466,000 in legal fees related to these matters.

NOTE 11 – SUBSEQUENT EVENTS

Subsequent to June 30, 2015, the Company exercised its first extension option with regard to the $250,000 April Note thus extending the maturity date by 90 days, increasing the interest rate to 9.5% and increasing the number of warrant shares issued with the April Note by 10% (5,500 shares).

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

Overview

Management is focused on establishing ABHD and its subsidiaries as a reliable provider of water treatment solutions in the emerging markets for the treatment of stormwater runoff, produced water from oil and gas extraction and mining operations, and other industrial water applications. ABHD is the parent holding company. Its subsidiary, AbTech, is the operating company that manufactures and sells water treatment products, many of which incorporate its patented Smart Sponge® technology. ABHD’s other operating subsidiary, AEWS, provides engineering services to assist government and industry in developing effective solutions to their specific water treatment needs. ESC is a dormant subsidiary that holds a patent regarding a sensor array technology designed to detect impurities in water flows. This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based on the consolidated operations of ABHD and its subsidiaries.

The Company is incurring significant costs and expenses as it seeks to gain traction in its targeted water treatment markets and position itself with validated treatment solutions that, if accepted and adopted by the market, can generate significant revenues in the future. The Company’s operations reflect limited historical sales revenue as the Company attempts to engage in those business development activities that management believes have the greatest opportunity to generate future revenues. Key factors affecting ABHD’s results of operations during the periods covered in this section include revenues, cost of revenues, operating expenses and interest expense.

Results of Operations

Comparison of the six months ended June 30, 2015 and 2014

Revenues

Revenues for the six months ended June 30, 2015 increased by $13,084 (5%), compared to revenues in the same period of the prior year. The increase in revenue was largely due to the fulfillment of the initial order of approximately $107,000 from Naylor Industries, the Company’s new distributor in the United Kingdom. Revenues during the six months ended June 30, 2015 for the stormwater project in Nassau County amounted to approximately $22,000. This is much less than the revenues the Company expected to earn on this contract and only slightly more than the $21,000 of revenues earned on this project in the same period of 2014. The contract with Nassau County has been an important component of AbTech’s expected future revenues. However, early in the 2nd quarter of 2015, AbTech and the contract were mentioned in reports of a grand jury investigation and a federal complaint filed against a New York Senator and his son alleging that, among other things, the Senator and his son engaged in unlawful practices in connection with the award of the Contract to AbTech. AbTech is not a target of the criminal proceedings, and has been cooperating with federal investigator’s requests for information. On May 12, 2015, AbTech received a notice from the County of Nassau Department of Public Works suspending all work under the Contract until such time, if at all, as the County of Nassau notifies AbTech in writing that the County has lifted the work suspension. If the County of Nassau does not lift the suspension, AbTech will be materially adversely affected. These and other challenges faced in moving other municipal stormwater projects forward in the face of continued funding constraints for new municipal and federal facility stormwater projects, have led the Company to redirect its efforts to more aggressively build its stormwater product sales business with commercial customers, move forward with its efforts to sell its technologies for treating produced water in the oil and gas industry, work towards a launch in the 3rd quarter of 2015 of an integrated stormwater program for commercial customers and accelerate the time to market for the heavy metal products it is developing.

Gross Margin

The Company’s gross margin on sales was 8% for the six months ended June 30, 2015 compared to 13% for the same period of 2014. The low gross margins continue to reflect the low levels of production and the consequent costs of underutilized manufacturing capacity. The gross margin for the first half of 2014 was favorably affected by revenue from forfeited customer deposits of $39,000 that carried no corresponding cost. The Company operated at approximately 3% and 2% of operating capacity for the six months ended June 30, 2015 and 2014, respectively. Excess production capacity is expected to continue to adversely affect gross margins until product sales increase with a corresponding increase in product manufacturing.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by approximately $257,000 or 13% in the first half of 2015 compared to the same period in 2014. These increases were due primarily to legal fees incurred by the Company in responding to the Federal investigation regarding the complaint filed against New York State Senator Dean Skelos and his son, Adam Skelos, and the subpoena received by the Company from the SEC regarding its investigation In the Matter of Abtech Holdings, Inc. (NY-9262) (for further information regarding these matters see PART II – OTHER INFORMATION, Item 1. Legal Proceedings). Legal fees for these matters totaled approximately $466,000 in the first half of 2015. Excluding these expenses, other selling general and administrative expenses were $209,000 less in the first half of 2015 compared to the same period of the prior year. This expense reduction was the result of a $220,000 reduction in consulting fees, a $61,000 reduction in travel and entertainment expenses and a $22,000 reduction in government affairs expenses. These reductions were offset by increases of $29,000 for recruiting fees, $20,000 for advertising, $15,000 for liability insurance and $14,000 for public relations fees.

Research and development expenses

Research and development (“R&D”) expenses decreased by approximately $186,000 (25%) for the six month period ended June 30, 2015 as compared to the same period of the prior year. R&D expenses in 2014 included approximately $247,000 for field testing work conducted with the Company’s mobile produced water treatment system in Texas. Field testing costs in the first half of 2015 were only $11,000. The Company also reduced its expenses in the first half of 2015 by approximately $30,000 for university sponsored research projects and $22,000 for outside testing services. These expense reductions were partially offset by an increase of approximately $151,000 for consulting expenses in the first half of 2015, which included $25,000 of expenses related to the Company’s development of a heavy metals technology and $161,000 for the development of an evaporator technology targeted for the treatment of landfill leachate. The Company intends to continue its work with the heavy metals technology but in an effort to reduce costs and focus on a few key initiatives, it suspended all activities related to the development of technologies to treat landfill leachate.

Other income (expense)

Interest expense increased substantially for the six months ended June 30, 2015 as compared to the same period of 2014 due to interest expense related to the additional debt incurred by the Company during 2014 and 2015. The various components of interest expense that accounted for the increase are summarized in the table below:

	Six months ended June 30,
Interest Components	2015	2014
1. Interest accrued on notes outstanding and other finance charges	$371,533	$167,751

2. Amortization of the note discount created by the bifurcation of the value of the warrants issued with promissory notes	206,630	84,897

3. Interest imputed on promissory notes issued with beneficial conversion terms	83,609	77,143

4. Amortization of deferred financing costs related to private offerings of debt	118,629	59,441

TOTAL INTEREST EXPENSE	$780,401	$389,232

Comparison of the three months ended June 30, 2015 and 2014

Revenues

Revenues for the three months ended June 30, 2015 decreased by $115,165 (63%) compared to revenues in the same period of the prior year. Revenues in 2014 included approximately $39,000 for the forfeiture of a customer deposit and $66,000 of product sales for a stormwater project in Maryland. There were no similar revenue items in the second quarter of 2015. The decrease in revenue was also due to the suspension of the project in Nassau County and the related fallout that disrupted the Company’s efforts to win new business with other municipal stormwater customers. Revenue earned on the Nassau County project in the 2nd quarter of 2015 prior to its suspension totaled approximately $7,000. As a consequence of these events, the Company decided to redirect its efforts to more aggressively build its stormwater product sales business with commercial customers, move forward with its efforts to sell its technologies for treating produced water in the oil and gas industry, work towards a launch in the 3rd quarter of 2015 of an integrated stormwater program for commercial customers and accelerate the time to market for the heavy metal products it is developing.

Gross Margin

The Company’s gross margin on sales was negative $59,851 (negative 89%) for the three months ended June 30, 2015 compared to a positive gross margin of $62,580 (34%) reported for the same period of the prior year. This reduction in gross margin in the second quarter of 2015 is the result of the low sales volume and the consequent unabsorbed costs of excess manufacturing capacity included in the cost of revenues. In the second quarter of 2015, the Company operated at approximately 2% of capacity. The gross margin percentage in the second quarter of the prior year was favorably affected by $39,000 of revenue recognized from a forfeited customer deposit, which carried no corresponding cost.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by approximately $277,000 or 27% for the three months ended June 30, 2015 as compared to the same period in 2014. These increases were due primarily to legal fees incurred by the Company in responding to the Federal investigation regarding the complaint filed against New York State Senator Dean Skelos and his son, Adam Skelos, and the subpoena received by the Company from the SEC regarding its investigation In the Matter of Abtech Holdings, Inc. (NY-9262) (for further information regarding these matters see PART II – OTHER INFORMATION, Item 1. Legal Proceedings). Legal fees for these matters totaled approximately $466,000 in the second quarter of 2015. Excluding these expenses, other selling general and administrative expenses were $189,000 less in the second quarter of 2015 compared to the same period of the prior year reflecting the Company’s efforts to reduce operating costs and redirect its efforts on a few key initiatives. This expense reduction was the result of a $58,000 reduction in payroll and benefit costs, a $154,000 reduction in consulting fees and a $38,000 reduction in travel and entertainment expenses. These reductions were offset by increases of $32,000 for recruiting fees and $22,000 for public relations fees.

Research and development

Research and development (“R&D”) expenses decreased by approximately $126,000 (31%) for the three month period ended June 30, 2015 as compared to the same period of the prior year. R&D expenses in 2014 included approximately $119,000 for field testing work conducted with the Company’s mobile produced water treatment system in Texas. Field testing costs in the second quarter of 2015 were only $6,000. The Company also reduced its expenses in the second quarter of 2015 by approximately $44,000 for university sponsored research projects and $10,000 for outside testing services. These expense reductions were partially offset by an increase of approximately $76,000 for consulting expenses in the second quarter of 2015, which included $25,000 of expenses related to the Company’s development of a heavy metals technology and $86,000 for the development of an evaporator technology targeted for the treatment of landfill leachate. The Company intends to continue its work with the heavy metals technology but in an effort to reduce costs and focus on a few key initiatives, it suspended all activities related to the development of technologies to treat landfill leachate.

Other income (expense)

Interest expense increased substantially for the three months ended June 30, 2015 as compared to the same period of 2014 due to interest expense related to the additional debt incurred by the Company subsequent to June 30, 2014. The various components of interest expense that accounted for the increase are summarized in the table below:

	Three months ended June 30,
Interest Components	2015	2014
1. Interest accrued on notes outstanding and other finance charges	$193,932	$94,199

2. Amortization of the note discount created by the bifurcation of the value of warrants issued with promissory notes	92,556	57,043

3. Interest imputed on promissory notes issued with beneficial conversion terms	42,225	38,959

4. Amortization of deferred financing costs related to private offerings of debt	52,043	32,348

TOTAL INTEREST EXPENSE	$380,756	$222,549

Liquidity and Capital Resources

Liquidity

As of June 30, 2015, the Company had a working capital deficiency of approximately $10,854,000 compared to a working capital deficiency of approximately $7,727,000 at December 31, 2014. The increased working capital deficiency is primarily attributable to the use of cash for operations during the six months ended June 30, 2015 and the $2,600,000 of short term debt taken on by the Company during the same period. Approximately $946,000 of the $2,600,000 new debt incurred in 2015 was used to repay promissory notes maturing in April 2015. The Company’s cash balance decreased from $1,049,460 at December 31, 2014 to $638,343 at June 30, 2015. This June 30, 2015 cash balance represents less than two months of the Company’s historical monthly cash used for operations and evidences the Company’s need to raise additional capital in the immediate short-term.

To date, the Company has not generated sufficient revenue to cover its operating costs and expenses and continues to operate with negative cash flow. While we expect to achieve significant sales growth to cover operating costs and expenses over the long-term, continued negative cash flow from operations is expected in the short-term. The Company will require additional capital to maintain current operations until the Company achieves the sales growth necessary to cover operating costs, expenses and debt repayments. In addition, rapid sales growth may require the Company to enter into working capital financing arrangements.

Operations in the first half of 2015 were funded by the cash on hand at the beginning of the period and the funds received from the issuance of $2.6 million of secured promissory notes during the first half of 2015.

The Company has a $2,000,000 equity line of credit (“ELOC”) available pursuant to an agreement it entered into in June 2013 with Dutchess Opportunity Fund, II, LP (“Dutchess”) whereby Dutchess is irrevocably committed to purchase up to $2 million of ABHD common stock from the Company over the course of 36 months. The aggregate number of shares issuable by the Company and purchasable by Dutchess under the ELOC is limited by the dollar amount sold, in this instance no more than $2 million, and will depend upon the trading price of the Company’s shares. The purchase price will be set at ninety-seven percent (97%) of the lowest daily volume weighted average price of the Company’s common stock during the five consecutive trading days beginning on the date of the applicable put. The Company may draw on the ELOC from time to time, as and when it determines appropriate in accordance with the terms and conditions of the Investment Agreement. The Company has no obligation to utilize the full amount available under the ELOC. As of June 30, 2015, the Company had made no draws on the ELOC.

Comparison of cash flows for the six months ended June 30, 2015 and 2014

Operating Activities

The Company had negative cash flows from operations for the six months ended June 30, 2015 of approximately $2,131,000 compared to $2,511,000 for the same period of 2014. Although the Company’s net loss for the six months ended June 30, 2015 was approximately $475,000 greater than the net loss for the same period in the prior year, the cash used in operations was $380,000 less, reflecting an increase in accounts payable of $255,000 and increases in other noncash expenses in 2015 for items such as services paid with common stock ($120,000) accrued interest ($288,000) and the amortization of note discounts and deferred financing charges ($409,000). Cash flows from operations were also favorably affected in the first half of 2015 by a $93,000 reduction in accounts receivable, and a $41,000 decrease in inventories.

Investing Activities

The Company had no capital expenditures for the six months ended June 30, 2015 and approximately $23,000 of capital expenditures for the same period of 2014. As of June 30, 2015, the Company had no commitments for any material future capital expenditures.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2015 amounted to approximately $1,720,000 compared to cash provided by financing activities of approximately $1,954,000 in the same period of 2014. The primary financing source of cash in the first half of 2015 was the issuance of $2,600,000 of secured promissory notes and borrowings of $90,000 on the Company’s bank line of credit, although the borrowing on the bank line of credit was repaid prior to June 30, 2015. During the first half of 2014, the Company raised approximately $2,000,000 from the issuance of secured promissory notes.

Going Concern and Management’s Plans

The accompanying condensed consolidated financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As discussed in Note 4 to the accompanying condensed consolidated financial statements, we have not achieved a sufficient level of revenues to support our business and have suffered substantial recurring losses from operations since our inception. These factors raise substantial doubt about the Company’s ability to continue operations as a going concern. As such, the Company’s independent registered public accounting firm has expressed an uncertainty about the Company’s ability to continue as a going concern in their opinion attached to the Company’s audited financial statements for the year ended December 31, 2014. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustment that might be necessary should the Company be unable to continue as a going concern. Management believes that the Company’s ability to continue as a going concern will be dependent on its ability to generate sales and raise capital sufficient to cover all of its costs and operational expenses. The Company’s ability to achieve these objectives cannot be determined at this time. Management’s plans in regard to these matters are described in Note 4 to the accompanying condensed consolidated financial statements. If the Company is unable to generate significant sales growth in the near term and raise additional capital, there is a risk that the Company could default on debt maturing during 2015, and could be required to significantly reduce the scope or cease its operations if no other means of financing its operations are available.

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

The going concern basis of presentation assumes we will continue in operation throughout the next fiscal year and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. As discussed above, certain conditions currently exist which raise substantial doubt upon the validity of this assumption. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The following discussion provides supplemental information regarding the significant estimates, judgments and assumptions made in implementing the Company’s critical accounting policies.

Fair value of warrants and note discount

The Company bifurcates the value of warrants sold with promissory notes. This bifurcation results in the establishment of a note discount with a corresponding increase in equity unless the terms of the warrant require it to be classified as a liability. The warrants and corresponding discount are valued using the Black-Scholes valuation model because there is no market price available for the warrants. This model uses estimates of volatility, risk free interest rate and the expected term of the warrants, along with the current market price of the Company’s common stock, to estimate the value of the outstanding warrants. The assumptions for expected dividend yield, expected volatility and expected term reflect management’s judgment and include consideration of historical experience. Expected volatility is based on historical volatility of the Company’s common stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the warrant.

The Company used the following assumptions to estimate the fair value of the warrants that were issued during the six months ended June 30, 2015:

Expected volatility	48.63% - 67.12%
Expected dividend yield	0%
Expected term	2.0 - 2.5 years
Risk-free interest rate	0.61% - 1.10%
Market price of common stock	$0.07 - $0.32

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

The following table summarizes the weighted average of fair value and the significant assumptions used in applying the Black-Scholes model for options granted during the six months ended June 30, 2015:

Weighted average fair value per share of options granted	$0.18
Weighted average assumptions used:
Expected dividend yield	0.0%
Expected volatility	64.7%
Risk-free interest rate	1.27%
Expected life (in years)	4.85
Exercise Price	$0.34

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On May 28, 2015, the Company received a subpoena from the SEC that stated that the staff of the SEC is conducting an investigation In the Matter of Abtech Holdings, Inc.(NY-9262).  Generally, the SEC's subpoena has asked for all documents, agreements, and communications concerning (i) the Company's Contract for Services with Nassau County, New York, dated October 8, 2013; (ii) Adam Skelos, Dean Skelos, and their related entities; (iii) SLC Clean Water, LLC, Axiom, Glenwood Management, and a number of other listed individuals and entities; (iv) certain Board and Board committee minutes and related materials; (v) certain policies, procedures, and internal controls in effect at the Company; (vi) certain communications with the Company's independent registered public accounting firm, transfer agent, potential and current investors, broker-dealers, investment advisors, and finders; and (vii) certain other organizational and financial account information of the Company.  The Company has contacted the SEC’s staff regarding the subpoena and the Company is cooperating with the SEC.  The Company believes the SEC's subpoena is a result of the complaint announced on May 4, 2015 that was filed by Federal authorities against Dean and Adam Skelos.  The Company is not a target of the Skelos’ criminal proceedings and has fully cooperated with federal investigators in that matter.  Please see the Company's Current Report on Form 8-K dated May 15, 2015 and its Quarterly Report on Form 10-Q dated May 15, 2015, for more information on the Skelos' criminal proceedings.

Item 1A. Risk Factors.

As a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item. Notwithstanding the foregoing, the Company is providing the following risk factors to supplement the Risk Factors disclosed in the Company’s Report on Form 10-K for the year ended December 31, 2014.

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

On May 6, 2015, AbTech received notice that its previously announced teaming agreement with Corvias Solutions (“Corvias”) for the joint development of large stormwater infrastructure projects was being terminated. The collaboration between AbTech and Corvias had not produced any significant projects or revenues. We cannot estimate the full impact that this criminal investigation and any results may have on the Company’s financial position, operating results or cash flows. Even if we do not experience significant monetary costs, there may be adverse publicity associated with these matters that could result in reputational harm to us that may adversely affect our business. We have not yet recorded a liability related to these matters. No estimate of the possible loss or range of loss can be made.

The SEC is conducting an investigation involving the Company.

On May 28, 2015, the Company received a subpoena that stated that the staff of the SEC is conducting an investigation In the Matter of Abtech Holdings, Inc.(NY-9262) (see Item 1. Legal Proceedings, above). We cannot estimate the full impact that this investigation and any results may have on the Company’s financial position, operating results or cash flows. In addition to significant monetary costs and impact on our business as a result of the subpoena and investigation, there may be adverse publicity associated with these matters that could result in reputational harm to us that may adversely affect our business. We have not yet recorded a liability related to these matters. At this time, no estimate of the possible loss or range of loss can be made.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The information required by this item was previously provided in Current Reports on Form 8-K dated April 20, 2015 and June 2, 2015 and is therefore not required to be furnished in this report on Form 10-Q.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Name
10.1 *	Credit Agreement related to the private placement that closed on April 13, 2015 for a secured promissory note and warrant
10.2 *	Form of Credit Agreement related to the private placement that closed on May 28, 2015 for secured promissory notes and warrants
31.1 *	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)
31.2 *	Rule 13a-14(d)/15d-14(d) Certification (Principal Financial Officer)
32 **	Section 1350 Certifications
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

*    Filed herewith

**  Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABTECH HOLDINGS, INC.
(Registrant)

Date: August 14, 2015	By:	/s/ Glenn R. Rink
Glenn R. Rink
Chief Executive Officer, President, and Director

Date: August 14, 2015	By:	/s/ Lane J. Castleton
Lane J. Castleton
Chief Accounting Officer, Chief Financial Officer, Vice President and Treasurer

