Form 10-Q
period 2015-09-30
Abtech Holdings, Inc.
filed 2015-11-16
CIK 1405858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2015

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

☐	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer (Do not check if smaller reporting company)	☒	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 12, 2015
Common stock, $.001 par value	200,445,738

ABTECH HOLDINGS, INC.

FORM 10-Q

September 30, 2015

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements regarding the Company. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report. Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “would,” “could,” “confident,” “forecast,” “hope,” “likely,” “plan,” “possible,” “potential,” “predict,” “project,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms or the negative of such terms. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions concerning, among others, capital expenditures, earnings, litigation, regulatory matters, liquidity and capital resources, and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we operate, results of litigation, and other circumstances affecting anticipated revenues, costs and expenses, and the risk factors set forth under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed on March 31, 2015 and the additional risk factors set forth under PART II – OTHER INFORMATION, Item 1A “Risk Factors” in this report on Form 10-Q.

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

Explanatory Note

As used in this Quarterly Report on Form 10-Q, “we,” “us,” “our,” “ABHD” and the “Company” refer to Abtech Holdings, Inc.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The December 31, 2014 consolidated balance sheet included in this Quarterly Report on Form 10-Q was derived from audited financial statements but does not include all disclosures required by GAAP. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine-month and three-month periods ended September 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2015. For further information, refer to the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ABTECH HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2015 (Unaudited)	December 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$4,784	$1,049,460
Accounts receivable – trade, net	66,292	127,435
Inventories, net	441,307	498,214
Deferred charges, net	40,569	198,090
Prepaid expenses and other current assets	28,528	37,995
Total current assets	581,480	1,911,194

Fixed assets, net	44,145	56,830
Security deposits	33,940	33,940
Deferred charges, net	2,276	12,760
Total assets	$661,841	$2,014,724

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities
Accounts payable	$1,431,123	$642,910
Accounts payable – related party	24,522	5,545
Loans from stockholders	9,000	9,000
Notes payable, net of discounts	348,082	1,572,325
Bank line of credit	96,237	-
Notes payable - related party, net of discounts	-	2,680,294
Convertible promissory notes, net of discounts	750,000	935,566
Convertible promissory notes – related party, net of discounts	-	3,061,841
Due to investors	300,000	-
Capital lease obligation – current portion	-	2,731
Customer deposits	2,242	2,242
Accrued interest payable	966,515	462,356
Accrued expenses	310,058	263,801
Total current liabilities	4,237,779	9,638,611

Due to related party	80,075	84,669
Convertible promissory notes – related party, net of discounts – non-current portion	581,310	569,491
Short term obligations classified as long term due to subsequent conversion
Notes payable, net of discounts	1,032,546	-
Notes payable - related party, net of discounts	4,682,964	-
Convertible promissory notes, net of discount	197,115	-
Convertible promissory notes – related party, net of discounts	3,252,393	-
Total liabilities	14,064,182	10,292,771

Commitments and contingencies

Stockholders’ equity (deficiency)
Common stock, $0.001 par value; 300,000,000 authorized shares; 68,943,002 and 68,543,002 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	68,943	68,543
Additional paid-in capital	44,847,335	44,359,358
Non-controlling interest	(3,305,558)	(2,768,397)
Accumulated deficit	(55,013,061)	(49,937,551)
Total stockholders’ equity (deficiency)	(13,402,341)	(8,278,047)
Total liabilities and stockholders’ equity (deficiency)	$661,841	$2,014,724

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABTECH HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months ended September 30		Nine Months ended September 30
	2015	2014	2015	2014

Net revenues	$101,165	$114,072	$372,077	$371,900

Cost of revenues	94,269	119,841	343,185	343,045
Gross profit (loss)	6,896	(5,769)	28,892	28,855

Operating expenses
Selling, general and administrative	1,402,520	1,011,636	3,655,339	3,007,083
Research and development	245,518	433,550	802,603	1,177,050
Total operating expenses	1,648,038	1,445,186	4,457,942	4,184,133

Operating loss	(1,641,142)	(1,450,955)	(4,429,050)	(4,155,278)

Other income (expense)
Interest expense	(403,247)	(277,688)	(1,183,648)	(666,920)
Other income	-	12	27	97
Total other income (expense), net	(403,247)	(277,676)	(1,183,621)	(666,823)

Loss before income taxes	(2,044,389)	(1,728,631)	(5,612,671)	(4,822,101)

Provision for income taxes	-	-	-	-

Net loss	(2,044,389)	(1,728,631)	(5,612,671)	(4,822,101)

Net loss attributable to non-controlling interest	(213,947)	(169,646)	(537,161)	(486,043)

Net loss attributable to controlling interest	$(1,830,442)	$(1,558,985)	$(5,075,510)	$(4,336,058)

Basic and diluted loss per common share	$(0.03)	$(0.02)	$(0.07)	$(0.06)
Basic and diluted weighted average number of shares outstanding	68,943,002	67,888,227	68,770,108	67,885,344

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABTECH HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30,

	2015	2014
Operating Activities
Net loss	$(5,612,671)	$(4,822,101)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	17,564	21,201
Common stock issued for services rendered	120,000	-
Stock-based compensation expense	242,459	276,803
Note discount amortized as interest	425,811	281,226
Deferred charges expensed as interest	168,005	101,738
Changes in operating assets and liabilities:
Accounts receivable	61,143	94,813
Inventories	56,907	(96,468)
Prepaid expenses and other current assets	9,467	6,513
Accounts payable	807,190	(108,547)
Customer deposits	-	(30,950)
Accrued interest payable	504,159	279,201
Accrued expenses	46,257	58,207
Net cash used in operating activities	(3,153,709)	(3,938,364)

Investing Activities
Purchases of fixed assets	(4,879)	(24,557)
Net cash used in investing activities	(4,879)	(24,557)

Financing Activities
Proceeds from notes payable – related party	1,950,000	1,737,978
Proceeds from notes payable	650,000	1,179,000
Proceeds from bank line of credit	186,237	74,486
Proceeds from due to investors	300,000	-
Proceeds from warrant exercise	-	15,000
Payment of loan issuance costs	-	(41,000)
Repayment of borrowings	(875,000)	-
Repayment of bank line of credit	(90,000)	-
Repayments under capital lease obligation	(2,731)	(2,927)
Decrease in due to related party	(4,594)	(4,371)
Net cash provided by financing activities	2,113,912	2,958,166

Net change in cash and cash equivalents	(1,044,676)	(1,004,755)
Cash and cash equivalents at beginning of period	1,049,460	1,212,984
Cash and cash equivalents at end of period	$4,784	$208,229

Supplemental cash flow information:
Cash paid for interest	$85,673	$4,500
Cash paid for income taxes	-	-
Non-cash investing and financing activities:
Unamortized portion of debt discount	$147,569	$477,833
Warrants issued with debt	$122,863	$255,295
Warrants issued with debt extension	$3,055	-
Warrants issued to placement agent recorded as deferred charges	$-	$8,797

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABTECH HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – ORGANIZATION

Abtech Holdings, Inc. (“ABHD” or the “Company”) (formerly Laural Resources, Inc.), was incorporated under the laws of the State of Nevada on February 13, 2007, with authorized capital stock of 300,000,000 shares at $0.001 par value. See NOTE 11 SUBSEQUENT EVENTS.

AbTech Industries, Inc. (“AbTech”), a Delaware corporation with an authorized capital of 15,000,000 shares of $0.01 par value common stock and 5,000,000 shares of $0.01 par value preferred stock, was acquired by ABHD in a reverse acquisition transaction on February 10, 2011. The preferred stockholders of AbTech that elected not to convert and exchange their shares for ABHD common shares, represent the non-controlling interest shown on the Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014 and Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014.

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

In 2013, the Company formed a wholly-owned subsidiary in the United Kingdom, AbTech Industries (UK) Limited (“AbTech UK”). The Company may use this subsidiary to conduct operations in the UK and potentially other European countries. However, as of September 30, 2015, AbTech UK had not initiated operations and had no financial transactions.

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

The condensed consolidated financial statements as of September 30, 2015 and for the three and nine month periods ended September 30, 2015 and 2014 are unaudited and, in the opinion of the Company’s management, include all adjustments necessary for a fair presentation of such condensed consolidated financial statements. Such adjustments are of a normal recurring nature.

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

Revenue Recognition – The Company generally recognizes revenue only when all of the following criteria have been met:

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

Net Loss Per Share – Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. The Company has other potentially dilutive securities outstanding that are not shown in a diluted net loss per share calculation because their effect in both 2015 and 2014 would be anti-dilutive. The following chart lists the securities as of September 30, 2015 and 2014 that were not included in the computation of diluted net loss per share because their effect would have been antidilutive:

	Common Shares
	September 30, 2015 Unaudited	September 30, 2014 Unaudited
Options to purchase common stock	7,385,664	9,278,863
Warrants to purchase common stock	11,707,311	8,825,290
Convertible promissory notes	9,529,895	7,856,722
Convertible preferred stock in AbTech	6,457,467	6,457,467
	35,080,337	32,418,342

Recent Accounting Pronouncements – In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers,” which provides guidance for revenue recognition. The guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes the most current revenue recognition guidance. In August 2015, the FASB issued ASU 2015-14 “Revenue From Contracts With Customers (Topic 606): Deferral of the Effective Date,” which deferred the guidance effective date for the Company until the first quarter of fiscal 2018. The Company is currently evaluating ASU 2014-09 and its potential impact on the Company’s consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, "Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period" ("ASU 2014-12"). ASU 2014-12 provides explicit guidance on whether to treat a performance target that could be achieved after the requisite service period as a performance condition that affects vesting, or as a non-vesting condition that affects the grant-date fair value of an award. The update requires that compensation costs are recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. This update is effective for the annual periods and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the effect that the updated standard will have on the consolidated financial statements and related disclosures.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements—Going Concern, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” which provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The guidance is effective for the Company beginning for the annual period ending December 31, 2016, and interim periods thereafter. Early adoption is permitted. The Company is currently evaluating this ASU and its potential impact on the Company’s consolidated financial statement footnote disclosures.

In April 2015, the FASB issued ASU No. 2015-3, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” which provides that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. Currently, the Company recognizes such debt issuance costs as separate assets under the caption “deferred charges.” Upon adoption of this new standard, the Company will reclassify the deferred charges as direct deductions from the carrying amounts of the corresponding debt liabilities. The standard takes effect for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. Early adoption is permitted.

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory,” which requires entities to measure most inventory “at the lower of cost and net realizable value.” Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The standard takes effect for public entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The new guidance should be applied prospectively, and earlier application is permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the new standard and does not expect that it will have a material effect on the Company’s measurement of inventory.

NOTE 3 – INVENTORIES

The Company uses a perpetual inventory system and periodic physical test counts to determine inventory amounts at interim balance sheet dates. Inventories are stated at the lower of cost or market, with cost computed on an average cost method which approximates the first-in, first-out basis.

	September 30, 2015 (Unaudited)	December 31, 2014
Raw materials	$96,690	$94,817
Work in process	395,790	478,145
Finished goods	28,827	35,252
Reserve for obsolescence	(80,000)	(110,000)
Total	$441,307	$498,214

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

NOTE 5 – RELATED PARTY TRANSACTIONS

Accounts payable, related party – At September 30, 2015 and December 31, 2014, “Accounts payable – related party” represents advertising fees due to a non-profit organization of which the president of the Company is a director and nominal amounts due to officers and directors of the Company for travel expenses.

Accrued expenses – At September 30, 2015, accrued expenses included $97,500 for fees due to directors of the Company for their services as directors during 2015.

Stock Options – The Company granted 1,525,000 stock options to directors and officers of the Company in February 2015, and 240,000 stock options to a new director of the Company in March 2014 (see NOTE 8 – STOCKHOLDERS’ DEFICIENCY).

Private Placements –An investor, considered to be a related party because it has beneficial ownership interest in the Company of greater than 5%, purchased from the Company a $950,000 secured promissory note in March 2015, a $250,000 secured promissory note in April 2015 and a $650,000 secured promissory note in May 2015 (see NOTE 9 – PRIVATE PLACEMENTS). The amount shown as “Due to investors” at September 30, 2015, includes $200,000 due to this related party investor and $100,000 due to an officer of the Company. The same related party investor purchased a $1,025,000 secured promissory note in May 2014.

An executive of the Company purchased a $100,000 secured promissory note in May 2015.

NOTE 6 – PROMISSORY NOTES AND OTHER DEBT

Information regarding the various promissory notes that were outstanding as of September 30, 2015, is set forth in the table below:

	Principal Amount	Discount	Net Amount	Interest Rate	Maturity Date	Conversion Rate
Notes payable
Secured note (senior) (5)	$100,000	$-	$100,000	11.5%	11/30/2015(2)	N/A
Secured note(5)	100,000	-	100,000	9.5%	12/22/2015(1)	N/A
Secured note(5)	104,000	-	104,000	7.5%	9/30/2015(3)	N/A
Secured note	100,000	206	99,794	7.5%	10/14/2015(3)	N/A
Secured note(5)	100,000	464	99,536	7.5%	10/29/2015(3)	N/A
Secured note	250,000	1,712	248,288	7.5%	11/13/2015(3)	N/A
Secured note (junior) (5)	650,000	20,990	629,010	7.5%	5/28/2016(3)	N/A
Subtotal	1,404,000	23,372	1,380,628

Notes payable - related party
Secured note (junior) (5)	1,025,000	-	1,025,000	11.5%	9/10/2015(2)	N/A
Secured note (junior) (5)	500,000	-	500,000	9.5%	11/18/2015(1)	N/A
Secured note (junior) (5)	212,979	-	212,979	9.5%	12/18/2015(1)	N/A
Secured note (junior) (5)	500,000	2,241	497,759	7.5%	10/28/2015(3)	N/A
Secured note (junior) (5)	550,000	4,666	545,334	7.5%	11/26/2015(3)	N/A
Secured note (junior) (5)	950,000	22,484	927,516	7.5%	3/23/2016(3)	N/A
Secured note (junior) (5)	250,000	-	250,000	9.5%	10/13/2015(1)	N/A
Secured note (junior) (5)	100,000	3,756	96,244	7.5%	5/19/2016(3)	N/A
Secured note (junior) (5)	650,000	21,868	628,132	7.5%	5/21/2016(3)	N/A
Subtotal	4,737,979	55,015	4,682,964

Convertible promissory notes
Unsecured note	250,000	-	250,000	6.5%	6/2/2015(4)	$0.53
Unsecured note	500,000	-	500,000	6.5%	6/2/2015(4)	0.64
Secured note(5)	200,000	2,885	197,115	6.5%	12/6/2015	0.53
Subtotal	950,000	2,885	947,115

Convertible promissory notes - related party
Secured note (junior) (5)	3,300,000	47,607	3,252,393	6.5%	12/6/2015	$0.53
Subtotal	3,300,000	47,607	3,252,393

Convertible promissory notes - related party – noncurrent
Secured note (junior) (5)	600,000	18,690	581,310	7.5%	11/26/2016	$0.3586
Subtotal	600,000	18,690	581,310
Total promissory notes	$10,991,979	$147,569	$10,844,410

(1) – The first extension option for these notes was exercised by the Company on their original maturity date. The maturity dates shown are the extended maturity dates and the interest rate shown is the new interest rate in effect for the 90-day period ending on the new maturity date. As a result of the exercise of the extension options on these notes, the number of warrant shares issued with these notes was increased by 46,149 shares.

(2) – The first and second extension options for these notes were exercised by the Company on their original maturity dates. The maturity dates shown are the extended maturity dates and the interest rates shown are the new interest rate in effect for the 90-day period ending on the new maturity date. As a result of the exercise of the first and second extension options on these notes, the number of warrant shares issued with these notes was increased by 112,500 shares. The $1,025,000 secured note with an extended maturity date of September 10, 2015 was in technical default at September 30, 2015, however, the note holder allowed the note to be extended until, subsequent to September 30, 2015, it was converted to common stock in the transaction described in NOTE 11 – SUBSEQUENT EVENTS.

(3) - The maturity date of these notes may be extended up to two times by 90 days each. If the first extension option is exercised, the interest rate will increase to 9.5% per annum. If the second extension option is exercised, the interest rate will increase to 11.5% per annum. Use of the extension of the due dates for these notes was deemed unlikely by management as of September 30, 2015.

(4) The Company is currently negotiating to extend the maturity date of these notes. Interest on these notes was calculated through September 30, 2015 at the stated interest rate of 6.5%. If these notes are not extended, the 8.5% default interest rate would apply from the original maturity date of June 2, 2015, and require a de minimis amount of additional interest to be accrued as of September 30, 2015.

(5) Subsequent to September 30, 2015, the Company and the holders of these notes executed debt conversion agreements converting these notes to common stock (see NOTE 11 – SUBSEQUENT EVENTS). Consequently, these notes were excluded from short-term liabilities and classified as long-term liabilities in the Company’s Condensed Consolidated Balance Sheet as of September 30, 2015.

The convertible promissory notes are convertible into shares of the Company’s common stock at the indicated conversion rate.

The note discounts result from warrants issued with the notes and any beneficial conversion features inherent in the convertible notes. The note discounts are amortized under the effective interest method over the term of the promissory notes. Interest expense related to the amortization of the discount on the promissory notes for the nine months ended September 30, 2015 and 2014, was $425,811 and $281,226, respectively.

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

Bank Line of Credit

The Company has a bank line of credit with a credit limit of $100,000. This line of credit has an annual interest rate of prime plus 6.75% (current promotional rate is 2.99%) and requires monthly payment of any interest due plus approximately 1% of the outstanding balance. At September 30, 2015 and December 31, 2014, the outstanding balance due on the bank line of credit was $96,237 and $0, respectively.

Due to investors

In September 2015, the Company received $100,000 from a related party as a cash advance with unspecified repayment terms and $200,000 from another related party as prefunding for a potential private offering transaction. Under the terms of the prefunding, if the potential private offering does not occur, the Company will, at its option, either (i) refund the prefunded amounts to the investors; or (ii) give the investors the option to either (a) receive common stock for the prefunded amount at a purchase price equal to the average closing price of the Company’s common stock for the five trading days prior to the date that such amount was provided to the Company; or (b) receive a junior secured promissory note from the Company for the prefunded amount with such note having an interest rate of 7.5% and a term of one (1) year. In addition, at closing the investors will receive a three-year warrant for the purchase of one (1) share of the Company’s common stock for each dollar of the prefunded amount with such warrant having an exercise price equal to two times the average closing price of the Company’s common stock for the 5 trading days.

NOTE 7 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, customer deposits, capital lease obligation, bank line of credit, notes payable and convertible notes payable. It is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values, using level 3 inputs, based on their short maturities, or for long term debt, based on borrowing rates currently available to the Company for loans with similar terms and maturities. Gains and losses recognized on changes in fair value of financial instruments, if any, are reported in other income (expense) as gain (loss) on change in fair value. At September 30, 2015 and December 31, 2014, the Company had no financial instruments outstanding that were estimated using level 1or level 2 inputs.

NOTE 8 – STOCKHOLDERS’ DEFICIENCY

The $488,377 increase in common stock and additional paid-in capital for the nine-months ended September 30, 2015 is attributable to stock based compensation of $242,459 for stock options vesting during the period, $122,863 for the value of warrants issued with secured promissory notes during the period, $3,055 for the value of 158,649 additional warrant shares issued upon the Company’s exercise of extension options on two secured notes during the period, and $120,000 for 400,000 shares of common stock issued to a consultant for services rendered to the Company during the period.

During the nine-months ended September 30, 2015, the Company granted 1,325,000 performance-based stock options to officers and directors of the Company. These options will only vest if certain performance objectives are met during 2015. Compensation expense for these options will be recognized ratably during 2015 only when it becomes likely that the performance objective will be met. The Company also granted an executive stock option for 200,000 common shares, which expired prior to September 30, 2015. In addition, the Company granted 70,000 stock options to two consultants during the period, which vested immediately upon grant. The compensation expense for the options granted will be recognized as the options vest based on the estimated fair value of the options granted as determined by the Black-Scholes option pricing model. The following table summarizes the significant assumptions used in applying the Black-Scholes model for the options granted during the nine-months ended September 30, 2015.

Weighted average fair value per share of options granted	$0.18
Weighted average assumptions used:
Expected dividend yield	0.0%
Expected volatility	64.7%
Risk-free interest rate	1.27%
Expected term in years	4.85
Exercise price	$0.34

The Company used the following assumptions to estimate the fair value of the warrants that were issued in conjunction with secured promissory notes during the nine months ended September 30, 2015:

Expected volatility	48.63% - 85.31%
Expected dividend yield	0%
Expected term	2.0 – 4.8 years
Risk-free interest rate	0.61% - 1.71%
Market price of common stock	$0.03 - $0.32

The assumptions for expected dividend yield, expected volatility and expected term reflect management’s judgment and include consideration of historical experience. Expected volatility is based on historical volatility of the Company’s common stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option or warrant.

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

In April 2015, the Company issued a secured promissory note to a related party investor for $250,000 (the “April Note”). The proceeds from the April Note were used for operations and working capital. The April Note which matured on July 13, 2015 and was then extended to November 13, 2015 after the Company exercised both 90 day extension options, has an interest rate of 7.5% per annum and has a security interest in the assets of the Company that is junior to the Senior Notes and the Secured Notes. The purchaser of the April Note also received a warrant for the purchase of 55,000 shares of the Company’s common stock. The warrant has an exercise price of $0.298 per share and expires five (5) years from the date of grant. Under the terms of the April Note, the Company may extend the maturity date up to two times by 90 days each. Upon exercise of the first extension option, the interest rate increased to 9.5% per annum. Upon exercise of the second extension option, the interest rate increased to 11.5% per annum. The number of warrant shares that the April Note holder is be entitled to under the terms of the warrant issued by the Company with the April Note was by increased by 10% for each extension option exercised by the Company.

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

NOTE 10 – LITIGATION AND CONTINGENCIES

On May 28, 2015, the Company received a subpoena from the SEC that stated that the staff of the SEC is conducting an investigation In the Matter of Abtech Holdings, Inc. (NY-9262).  Generally, the SEC’s subpoena has asked for all documents, agreements, and communications concerning (i) the Company’s Contract for Services with Nassau County, New York, dated October 8, 2013; (ii) Adam Skelos, Dean Skelos, and their related entities; (iii) SLC Clean Water, LLC, Axiom, Glenwood Management, and a number of other listed individuals and entities; (iv) certain Board and Board committee minutes and related materials; (v) certain policies, procedures, and internal controls in effect at the Company; (vi) certain communications with the Company’s independent registered public accounting firm, transfer agent, potential and current investors, broker-dealers, investment advisors, and finders; and (vii) certain other organizational and financial account information of the Company.  The Company has contacted the SEC’s staff regarding the subpoena and the Company is cooperating with the SEC.  The Company believes the SEC’s subpoena is a result of the complaint announced on May 4, 2015 that was filed by Federal authorities against Dean and Adam Skelos.  The Company is not a target of the Skelos’ criminal proceedings and has fully cooperated with federal investigators in that matter.  Please see the Company’s Current Report on Form 8-K dated May 15, 2015 and its Quarterly Report on Form 10-Q dated May 15, 2015, for more information on the Skelos’ criminal proceedings. As of September 30, 2015, the Company had incurred approximately $1,044,000 in legal fees and other costs related to these matters. The Company cannot estimate at this time the cost of additional legal representation in resolving this matter.

NOTE 11 – SUBSEQUENT EVENTS

On November 4, 2015, the Company executed documents with note holders and investors to proceed with the initial closing of a financing transaction (the “Transaction”), involving the aggregate conversion of $10,796,344 of outstanding debt issued by the Company, including interest accrued thereon, into 359,878,140 shares of the Company’s common stock (“Common Stock”) and the purchase of 71,428,571 shares of Common Stock for $2.5 million in cash, for a total transaction value of approximately $13.3 million. Each participant in the Transaction (the “Participant(s)”) signed a Financing Agreement, as amended, specifying the terms, conditions and procedures to be followed in completing the Transaction and describing the Participants’ specific commitments in the Transaction. Each Participant converting debt as part of the Transaction signed a Debt Conversion Agreement, and each Participant purchasing Common Stock as part of the Transaction signed a Securities Purchase Agreement.

The closing of the Transaction will occur in two stages. In stage one, which took place on November 10, 2015 (the “Stage One Closing”), $3,945,082 of convertible promissory notes issued by the Company, including interest accrued thereon, will be converted at $0.03 per share into 131,502,735 shares of Common Stock. Following this conversion, the Company’s Board of Directors has approved, subject to the approval of a majority of the Company’s stockholders, as adjusted for the debt conversions taking place on the Stage One Closing, an increase in the shares of Common Stock that the Company is authorized to issue from 300,000,000 to 800,000,000 (the “Consent”), and will prepare and file an information statement (the “Information Statement”) with the Securities and Exchange Commission disclosing the Consent.

The stage two closing will occur as promptly as practicable after (i) a twenty (20) calendar day period from the filing of a definitive information statement (or such other period of time as the Securities and Exchange Commission may require) and (ii) the filing of a Certificate of Change with the Nevada Secretary of State. At that time, the remaining debt of $6,851,262, including accrued interest, will be converted at $0.03 per share into 228,375,405 shares of Common Stock, and the Company will issue 71,428,581 shares of Common Stock at $0.035 per share pursuant to the $2.5 million of Securities Purchase Agreements executed and funded by the Participants.

As of November 10, 2015, the Company had received $1,900,000 (the “Pre-Closing Funds”) from purchasers (the “Purchasers”) as prefunding of the $2.5 million committed for purchase of Common Stock in the Securities Purchase Agreements. The Purchasers providing the Pre-Closing Funds did so pursuant to the terms of a Prefunding Agreement which provided for the handling of the Pre-Closing Funds in the event that the Transaction had not proceeded to the Stage One Closing. Further, for Pre-Closing Funds received more than five (5) business days before the Stage One Closing, the Company will issue to the Purchasers a three (3) -year warrant for the purchase of one (1) share of the Company’s Common Stock for each dollar of the Pre-Closing Funds, with such warrant having an exercise price equal to two (2) times the average closing price of the Company’s Common Stock for the five (5) trading days prior to the date such amount was provided to the Company. Accordingly, the Company will issue to the Purchasers warrants for 1,900,000 shares of Common Stock on these terms.

The Common Stock issued in this transaction was unregistered. The issuances of Common Stock in this transaction may cause further limitation in the Company’s ability to utilize its net operating losses under Internal Revenue Code Section 382.

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

Results of Operations

Comparison of the nine months ended September 30, 2015 and 2014

Revenues

Revenues for the nine months ended September 30, 2015 were $372,077, approximately equal to revenues in the same period of the prior year. Prior year revenues included approximately $63,000 for the stormwater project in Nassau County, but due to the suspension of the Nassau County contract in May of 2015, revenues for this contract amounted to only $21,787 in the nine months ended September 30, 2015. The contract with Nassau County had been an important component of AbTech’s expected future revenues. However, early in the 2nd quarter of 2015, AbTech and the contract were mentioned in reports of a grand jury investigation and a federal complaint filed against a New York State Senator and his son alleging that, among other things, the Senator and his son engaged in unlawful practices in connection with the award of the Contract to AbTech. AbTech is not a target of the criminal proceedings, and has been cooperating with federal investigator’s requests for information. On May 12, 2015, AbTech received a notice from the County of Nassau Department of Public Works suspending all work under the Contract until such time, if at all, as the County of Nassau notifies AbTech in writing that the County has lifted the work suspension. If the County of Nassau does not lift the suspension, AbTech will be materially adversely affected. These and other challenges faced in moving other municipal stormwater projects forward in the face of continued funding constraints for new municipal and federal facility stormwater projects, have led the Company to redirect its efforts to more aggressively build its stormwater product sales business with commercial customers, move forward with its efforts to sell its technologies for treating produced water in the oil and gas industry, develop an integrated stormwater program for commercial customers and accelerate the time to market for new products that the Company is developing, including products to treat water contaminated with heavy metals. Approximately 30% of revenues for the nine months ended September 30, 2015 are attributable to orders totaling $110,532 from Naylor Industries, the Company’s new distributor in the United Kingdom.

Gross Margin

The Company’s gross margin on sales was 8% for both the nine months ended September 30, 2015 and 2014. This relatively low gross margin continues to reflect the low levels of production and the consequent costs of underutilized manufacturing capacity. The Company operated at approximately 2% of operating capacity for both the nine months ended September 30, 2015 and 2014. Excess production capacity is expected to continue to adversely affect gross margins until product sales increase with a corresponding increase in product manufacturing. The gross margin in 2014 was favorably affected by revenue from forfeited customer deposits of $39,000 that carried no corresponding cost. The gross margin in 2015 benefited from a larger portion of sales coming from high margin product sales as opposed to the lower margin revenue related to the Nassau County contract that accounted for 6% of revenue in 2015 compared to 17% of revenue in 2014.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by approximately $648,000 or 22% in the nine months ended September 30, 2015, compared to the same period in 2014. These increases were due primarily to legal fees incurred by the Company in responding to the Federal investigation regarding the complaint filed against New York State Senator Dean Skelos and his son, Adam Skelos, and the subpoena received by the Company from the SEC regarding its investigation In the Matter of Abtech Holdings, Inc. (NY-9262) (for further information regarding these matters see PART II – OTHER INFORMATION, Item 1. Legal Proceedings). Legal fees for these matters totaled approximately $1,044,000 for the nine months ended September 30, 2015. Excluding these expenses, other selling general and administrative expenses were $396,000 less in the first nine months of 2015 compared to the same period of the prior year. This expense reduction was the result of a $367,000 reduction in consulting fees, a $67,000 reduction in travel and entertainment expenses, a $27,000 reduction in investor relations expenses and a $22,000 reduction in government affairs expenses. These reductions were offset by increases of $78,000 for recruiting fees, $20,000 for liability insurance and $21,000 for public relations fees.

Research and development expenses

Research and development (“R&D”) expenses decreased by approximately $374,000 (32%) for the nine month period ended September 30, 2015 as compared to the same period of the prior year. R&D expenses in 2014 included approximately $304,000 for field testing work conducted with the Company’s mobile produced water treatment system in Texas. Field testing expenses in the nine months ended September 30, 2015 were only $15,000. The Company also reduced its expenses in the nine months ended September 30, 2015 by approximately $49,000 for university sponsored research projects and $18,000 for outside testing services. These expense reductions were partially offset by an increase of approximately $69,000 for consulting expenses in the first nine months of 2015, which included $62,500 of expenses related to the Company’s development of a heavy metals technology, and $161,000 for the development of an evaporator technology targeted for the treatment of landfill leachate. The Company intends to continue its work with the heavy metals technology but in an effort to reduce costs and focus on a few key initiatives, during the third quarter of 2015 it suspended all activities related to the development of technologies to treat landfill leachate.

Other income (expense)

Interest expense increased substantially for the nine months ended September 30, 2015, as compared to the same period of 2014, due to interest expense related to the additional debt incurred by the Company during 2014 and 2015. The various components of interest expense that accounted for the increase are summarized in the table below:

		Nine months ended September 30,
	Interest Components	2015	2014
1.	Interest accrued on notes outstanding and other finance charges	$589,832	$283,956
2.	Amortization of the note discount created by the bifurcation of the value of the warrants issued with promissory notes	299,118	164,332
3.	Interest imputed on promissory notes issued with beneficial conversion terms	126,693	116,894
4.	Amortization of deferred financing costs related to private offerings of debt	168,005	101,738
	TOTAL INTEREST EXPENSE	$1,183,648	$666,920

Comparison of the three months ended September 30, 2015 and 2014

Revenues

Revenues for the three months ended September 30, 2015 decreased by approximately $13,000 (11%) compared to revenues in the same period of the prior year. The decrease in revenue was due in part to the suspension of the project in Nassau County and the related disruption in the Company’s efforts to win new business with other municipal stormwater customers. The Company earned no revenue on the Nassau County project in the 3rd quarter of 2015 compared to approximately $41,800 in the same quarter of the prior year. As a consequence of these events, the Company decided to redirect its efforts to more aggressively build its stormwater product sales business with commercial customers, move forward with its efforts to sell its technologies for treating produced water in the oil and gas industry, work to promote an integrated stormwater program for commercial customers and accelerate the time to market for new product technologies the Company is developing, including a product to treat water contaminated by heavy metals.

Gross Margin

The Company’s gross margin on sales was $6,896 (7%) for the three months ended September 30, 2015 compared to a negative gross margin of ($5,769) (negative 5%) reported for the same period of the prior year. These low gross margins are primarily the result of the low sales volume and the consequent unabsorbed costs of excess manufacturing capacity included in the cost of revenues. In the third quarter of 2015, the Company operated at approximately 1.4% of capacity. The gross margin in 2015 benefited from a larger portion of sales coming from high margin product sales as opposed to the lower margin revenue related to the Nassau County contract, which accounted for 0% of revenue in the third quarter of 2015 compared to 37% of revenue in the third quarter of 2014.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by approximately $391,000 or 39% for the three months ended September 30, 2015 as compared to the same period in 2014. These increases were due primarily to legal fees incurred by the Company in responding to the Federal investigation regarding the complaint filed against New York State Senator Dean Skelos and his son, Adam Skelos, and the subpoena received by the Company from the SEC regarding its investigation In the Matter of Abtech Holdings, Inc. (NY-9262) (for further information regarding these matters see PART II – OTHER INFORMATION, Item 1. Legal Proceedings). Legal fees for these matters totaled approximately $578,000 in the third quarter of 2015. Excluding these expenses, other selling general and administrative expenses were $187,000 less in the third quarter of 2015 compared to the same period of the prior year reflecting the Company’s efforts to reduce operating costs and redirect its efforts on a few key initiatives. This expense reduction was primarily the result of a $147,000 reduction in consulting fees and a $21,000 reduction in investor relations expenses. These reductions were partially offset by an increase of $49,000 for recruiting fees.

Research and development

Research and development (“R&D”) expenses decreased by approximately $188,000 (43%) for the three month period ended September 30, 2015 as compared to the same period of the prior year. R&D expenses in 2014 included approximately $57,000 for field testing work conducted with the Company’s mobile produced water treatment system in Texas. Field testing costs in the third quarter of 2015 were only $5,000. The Company also reduced its expenses in the third quarter of 2015 by approximately $19,000 for university sponsored research projects and $82,000 for consulting expenses. Consulting expenses in the third quarter of 2014 included $130,000 for the development of the evaporator technology targeted for the treatment of landfill leachate. This work was suspended in 2015 and no corresponding costs were incurred in the third quarter of 2015. Consulting expenses in the third quarter of 2015 totaled approximately $48,000 and were primarily attributable to the Company’s work in developing products for the treatment of water contaminated by heavy metals. These expense reductions were partially offset by an increase of approximately $12,000 for payroll expenses in the third quarter of 2015 due to staffing changes including the hiring of a new Chief Technology Officer.

Other income (expense)

Interest expense increased substantially for the three months ended September 30, 2015, as compared to the same period of 2014 due to interest expense related to the additional debt incurred by the Company subsequent to September 30, 2014. The various components of interest expense that accounted for the increase are summarized in the table below:

		Three months ended September 30,
	Interest Components	2015	2014
1.	Interest accrued on notes outstanding and other finance charges	$218,303	$116,205
2.	Amortization of the note discount created by the bifurcation of the value of warrants issued with promissory notes	92,488	79,434
3.	Interest imputed on promissory notes issued with beneficial conversion terms	43,084	39,751
4.	Amortization of deferred financing costs related to private offerings of debt	49,372	42,298
	TOTAL INTEREST EXPENSE	$403,247	$277,688

Liquidity and Capital Resources

Liquidity

As of September 30, 2015, the Company had a working capital deficiency of approximately $3,656,000 compared to a working capital deficiency of approximately $7,727,000 at December 31, 2014. The reclassification as long term debt of the current debt that converted to common stock after September 30, 2015, was the cause of this increase in working capital. Without this reclassification, the capital deficiency would have increased by approximately $5,094,000 due primarily to the use of cash for operations during the nine months ended September 30, 2015 and the $2,600,000 of short term debt taken on by the Company during the same period. Approximately $946,000 of the $2,600,000 new debt incurred in 2015 was used to repay promissory notes and accrued interest maturing in April 2015. The Company’s cash balance decreased from $1,049,460 at December 31, 2014 to $4,784 at September 30, 2015. Based on the Company’s historical use of cash, this September 30, 2015 cash balance is insufficient to meet even the immediate cash requirements for the Company and evidences the Company’s need to raise additional capital in the immediate short-term. Subsequent to September 30, 2015, the Company announced a significant financing transaction that will result in the conversion of approximately $10.8 million of debt into common stock and the receipt of proceeds by the Company of $2.5 million from the issuance of common stock (see NOTE 11 – SUBSEQUENT EVENTS to the accompanying condensed consolidated financial statements).

To date, the Company has not generated sufficient revenue to cover its operating costs, expenses and debt service, and continues to operate with negative cash flow. While we hope to achieve significant sales growth to cover operating costs and expenses over the long-term, continued negative cash flow from operations is expected in the short-term. The Company will require additional capital to maintain current operations until the Company achieves the sales growth necessary to cover operating costs, expenses and debt repayments. In addition, rapid sales growth may require the Company to enter into working capital financing arrangements.

Operations for the nine months ended September 30, 2015 were funded by the cash on hand at the beginning of the period, the funds received from the issuance of $2.6 million of secured promissory notes during the first half of 2015 and $300,000 received from investors in the third quarter of 2015 as prefunding for a contemplated private offering transaction.

The Company has a bank line of credit with a credit limit of $100,000. At September 30, 2015 the outstanding balance due on the bank line of credit was $96,237. This line of credit requires monthly payment of any interest due plus approximately 1% of the outstanding balance.

The Company has a $2,000,000 equity line of credit (“ELOC”) available pursuant to an agreement it entered into in June 2013 with Dutchess Opportunity Fund, II, LP (“Dutchess”), whereby Dutchess is irrevocably committed to purchase up to $2 million of ABHD common stock from the Company over the course of 36 months. The aggregate number of shares issuable by the Company and purchasable by Dutchess under the ELOC is limited by the dollar amount sold, in this instance no more than $2 million, and will depend upon the trading price of the Company’s shares. The purchase price will be set at ninety-seven percent (97%) of the lowest daily volume weighted average price of the Company’s common stock during the five consecutive trading days beginning on the date of the applicable put. The Company may draw on the ELOC from time to time, as and when it determines appropriate in accordance with the terms and conditions of the Investment Agreement. The Company has no obligation to utilize the full amount available under the ELOC. As of September 30, 2015, the Company had made no draws on the ELOC.

Comparison of cash flows for the nine months ended September 30, 2015 and 2014

Operating Activities

The Company had negative cash flows from operations for the nine months ended September 30, 2015 of approximately $3,154,000 compared to $3,938,000 for the same period of 2014. Although the Company’s net loss for the nine months ended September 30, 2015 was approximately $791,000 greater than the net loss for the same period in the prior year, the cash used in operations was $785,000 less, reflecting an increase in accounts payable of $807,000 and increases in other noncash expenses in 2015 for items such as services paid with common stock ($120,000) accrued interest ($504,000) and the amortization of note discounts and deferred financing charges ($594,000). Cash flows from operations were also favorably affected in the first nine months of 2015 by a $61,000 reduction in accounts receivable, and a $57,000 decrease in inventories.

Investing Activities

The Company had capital expenditures for the nine months ended September 30, 2015 and 2014, of approximately $5,000 and $25,000, respectively. As of September 30, 2015, the Company had no commitments for any material future capital expenditures.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2015 amounted to approximately $2,114,000 compared to cash provided by financing activities of approximately $2,958,000 in the same period of 2014. The primary financing source of cash in the nine months ended September 30, 2015 was the issuance of $2,600,000 of secured promissory notes and $300,000 of cash advances provided by investors. The Company also made various draws and repayments on its bank line of credit during the period resulting in a net increase in the balance due on the bank line of credit during the period of approximately $96,000. During the first three quarters of 2014, the Company raised approximately $2,900,000 from the issuance of secured promissory notes.

Going Concern and Management’s Plans

The accompanying condensed consolidated financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As discussed in Note 4 to the accompanying condensed consolidated financial statements, we have not achieved a sufficient level of revenues to support our business and have suffered substantial recurring losses from operations since our inception. These factors raise substantial doubt about the Company’s ability to continue operations as a going concern. As such, the Company’s independent registered public accounting firm has expressed an uncertainty about the Company’s ability to continue as a going concern in their opinion attached to the Company’s audited financial statements for the year ended December 31, 2014. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustment that might be necessary should the Company be unable to continue as a going concern. Management believes that the Company’s ability to continue as a going concern will be dependent on its ability to generate sales and raise capital sufficient to cover all of its costs and operational expenses and service its debt. The Company’s ability to achieve these objectives cannot be determined at this time. Management’s plans in regard to these matters are described in Note 4 and Note 11 to the accompanying condensed consolidated financial statements. If the Company is unable to generate significant sales growth in the near term and raise additional capital, there is a risk that the Company could default on debt maturing during 2015, and could be required to significantly reduce the scope or cease its operations if no other means of financing its operations are available.

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

The Company used the following assumptions to estimate the fair value of the warrants that were issued during the nine months ended September 30, 2015:

Expected volatility	48.63% - 85.31%
Expected dividend yield	0%
Expected term	2.0 – 4.8 years
Risk-free interest rate	0.61% - 1.71%
Market price of common stock	$0.03 - $0.32

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

The following table summarizes the weighted average of fair value and the significant assumptions used in applying the Black-Scholes model for options granted during the nine months ended September 30, 2015:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On May 28, 2015, the Company received a subpoena from the SEC that stated that the staff of the SEC is conducting an investigation In the Matter of Abtech Holdings, Inc. (NY-9262).  Generally, the SEC’s subpoena has asked for all documents, agreements, and communications concerning (i) the Company’s Contract for Services with Nassau County, New York, dated October 8, 2013; (ii) Adam Skelos, Dean Skelos, and their related entities; (iii) SLC Clean Water, LLC, Axiom, Glenwood Management, and a number of other listed individuals and entities; (iv) certain Board and Board committee minutes and related materials; (v) certain policies, procedures, and internal controls in effect at the Company; (vi) certain communications with the Company’s independent registered public accounting firm, transfer agent, potential and current investors, broker-dealers, investment advisors, and finders; and (vii) certain other organizational and financial account information of the Company.  The Company has contacted the SEC’s staff regarding the subpoena and the Company is cooperating with the SEC.  The Company believes the SEC’s subpoena is a result of the complaint announced on May 4, 2015 that was filed by Federal authorities against Dean and Adam Skelos.  The Company is not a target of the Skelos’ criminal proceedings and has fully cooperated with federal investigators in that matter.  Please see the Company’s Current Report on Form 8-K dated May 15, 2015 and its Quarterly Report on Form 10-Q dated May 15, 2015, for more information on the Skelos’ criminal proceedings.

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

On May 6, 2015, AbTech received notice that its previously announced teaming agreement with Corvias Solutions (“Corvias”) for the joint development of large stormwater infrastructure projects was being terminated. The collaboration between AbTech and Corvias had not produced any significant projects or revenues. We cannot estimate the full impact that this criminal investigation and any results may have on the Company’s financial position, operating results or cash flows. In addition to significant monetary costs, there may be adverse publicity associated with these matters that could result in reputational harm to us that may adversely affect our business. We have not yet recorded a liability related to these matters. No estimate of the possible loss or range of loss can be made.

The SEC is conducting an investigation involving the Company.

On May 28, 2015, the Company received a subpoena that stated that the staff of the SEC is conducting an investigation In the Matter of Abtech Holdings, Inc. (NY-9262) (see Item 1. Legal Proceedings, above). We cannot estimate the full impact that this investigation and any results may have on the Company’s financial position, operating results or cash flows. In addition to significant monetary costs and the impact on our business as a result of the subpoena and investigation, there may be adverse publicity associated with these matters that could result in reputational harm to us that may adversely affect our business. We have not yet recorded a liability related to these matters. At this time, no estimate of the possible loss or range of loss can be made.

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

ABTECH HOLDINGS, INC.
(Registrant)

Date: November 16, 2015	By:	/s/ Glenn R. Rink
Glenn R. Rink
Chief Executive Officer, President, and Director

Date: November 16, 2015	By:	/s/ Lane J. Castleton
Lane J. Castleton
Chief Accounting Officer, Chief Financial Officer, Vice President and Treasurer