Form 10-K
period 2015-12-31
Abtech Holdings, Inc.
filed 2016-03-30
CIK 1405858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $3,194,828.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of March 28, 2016, 501,678,288 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Exhibits incorporated by reference are referred to under Part IV.

ABTECH HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED DECEMBER 31, 2015

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

AEWS Engineering LLC (“AEWS”), a Delaware Limited Liability Company, was formed on October 31, 2011, as a subsidiary of Abtech Holdings. AEWS operated as an independent civil and environmental engineering firm that provided engineering and technology innovation to the water infrastructure sector. As of December 31, 2015, the operations of AEWS had been transferred to AbTech Industries and AEWS is dormant.

The Company, through its subsidiary, AbTech Industries, provides solutions to water contamination issues that are caused by stormwater runoff, industrial processes, water produced in the extractive industries such as oil & gas drilling, and spills of oil-based fluids in marine environments. The Company’s total solutions and systems approach to addressing customer’s needs results in the Company providing services for the design and selection of water treatment systems, products sales of filtration and treatment systems, installation of the treatment technologies, and maintenance of the installed systems. Some of these activities are provided through subcontractors and on some projects the Company may act as a subcontractor to other entities.

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

The Company’s business is subject to several significant risks, any of which could have a material adverse effect on its business, operating results, financial condition, and the actual outcome of matters as to which it makes forward-looking statements. See “Risk Factors” at page 19 of this Annual Report on Form 10-K.

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

The porosity of the Smart Sponge allows the fluid containing the contaminant to penetrate into its structure, then the polymer chains selectively absorb the hydrocarbon contaminants and stably encapsulate them. Based on the level of contaminant, the entire structure begins to swell (but not collapse into a total gel) while maintaining absorption capabilities well beyond usual levels. Once reaching saturation, the Smart Sponge is easily recoverable and does not leach any of the absorbed contaminant, even in rough water or under pressure, giving it less expensive disposal options such as recycling through a waste-to-energy facility. The Smart Sponge can absorb, up to 3.5 times its weight, depending on the contaminant absorbed and remains buoyant permitting it to remain in place until fully saturated. The malleable nature of the Smart Sponge material allows it to be formed into a variety of shapes for optimum effectiveness in a wide variety of contaminated water filtration applications.

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

This antimicrobial capability differentiates Smart Sponge Plus products from competitive stormwater treatment devices. It can be engineered to treat massive amounts of water runoff in end-of-pipe applications, such as drainage vaults or other configurations. Because of its antimicrobial properties, Smart Sponge Plus is characterized as a pesticide and is required to be registered with the Environmental Protection Agency (the “EPA”). In July 2010, AbTech Industries received conditional approval of its application to register Smart Sponge Plus as a pesticide under the Federal Insecticide, Fungicide and Rodenticide Act (“FIFRA”). (See “Regulatory” below in this item.) Under the EPA registration, AbTech Industries is allowed to make the claim that Smart Sponge Plus is capable of reducing coliform bacteria found in stormwater, industrial wastewater and municipal wastewater.

The technological breakthrough in creating Smart Sponge Plus occurred when AbTech Industries, working with outside vendors, developed the process to bind an antimicrobial agent to its proprietary polymers, thereby modifying their surface and adding micro biostatic features while maintaining their oil absorbing capabilities. This enhanced filtration material provides a significant reduction in coliform bacteria and other pathogens frequently found in stormwater and other water streams. AbTech Industries believes that this breakthrough, coupled with additional advancements that have dramatically increased the antimicrobial strength of Smart Sponge Plus, will be key factors in penetrating the stormwater market. Accordingly, AbTech Industries has been issued three U.S. patents that protect the use of Smart Sponge Plus in stormwater filtration applications.

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

In manufacturing the Smart Sponge Plus material, the anti-microbial agent is chemically and permanently bound to the polymer surface. In the development process, AbTech Industries has been successful in increasing the amount of anti-microbial agent bound to the polymer thus increasing its antimicrobial potency. In laboratory testing, the current generation of Smart Sponge Plus material has proven to be not only much more effective in destroying bacteria than the original generation of Smart Sponge Plus material, but also capable of reducing bacteria in a much shorter period of time (residence time), a very important factor in filtration applications where the contaminated water is in contact with the Smart Sponge material for just a few minutes versus the hours required in a sanitary sewer system.

Smart Sponge HM

In 2014, AbTech Industries exclusively licensed a heavy metals removal technology from Synanomet, LLC (“Synanomet”). The technology was developed at the University of Arkansas Little Rock and Synanomet is a company formed primarily for the purposes of commercializing the technology. The technology is a novel carbon-based renewable material with attached nanostructures that are highly effective at removing phosphates, as well as heavy metals including selenium, chromium, copper, iron, lead and zinc.

AbTech is targeting both point and non-point source applications of the technology. Discharge permit requirements for heavy metals are very stringent, typically requiring removal down to the parts per billion level. Many of the heavy metals, like selenium and lead, have well known risks to human health and the environment. These are all heavily regulated contaminants. Phosphorous, a nutrient, which is found in fertilizers, soaps and many day-to-day consumer products increasingly in higher concentrations, make their way into our rivers, lakes and oceans. Phosphorous, when combined with nitrogen, is an optimal food source for algae creating seasonal algae blooms that ultimately lead to “dead zones”. These dead zones are areas where the algae has consumed much of the available oxygen in the water, making the water uninhabitable for other marine species. The USEPA has identified high-priority areas of concern such as the Chesapeake Bay Watershed and the Great Lakes Watershed.

The heavy metals media uses a wood substrate and attaches a hematite magnetite nanoparticle, in high density, to the surface of the substrate. This iron-based particle is then able to chelate and adsorb the metal to the surface of the media. The process of chelation and adsorption is very fast, typically a matter of minutes. Metals other than iron may also be adhered to the substrate surface in order to more effectively attract cationic or anionic species of heavy metals. The media can be regenerated through a simple pH adjustment process, which takes no more than 10 minutes, and then reused. Regeneration in the lab has been done over 100 times with no concomitant reduction in total adsorption capacity. The technology is protected by 13 issued patents.

AbTech Industries has also combined the media with Smart Sponge, which is referred to as SmartSponge HM, in order to achieve enhanced hydraulic conductivity over the wood-based media alone. AbTech deploys the media both in its virgin form and as Smart Sponge HM.

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

Smart Sponge material has a distinct advantage over traditional polypropylene material. In the case of oils and hydrocarbons, once oil comes in contact with the Smart Sponge material it is permanently encapsulated in the structure of the polymer and cannot be released under any amount of pressure. In comparison, polypropylene materials adsorb or form a temporary attachment to water as well as oil, thus making them much heavier and messier to remove and releasing both water and oil back into the environment.

Disposal Options

As local conditions, product use and exposure can vary widely, the end user must determine the most appropriate disposal method for spent Smart Sponge or Smart Sponge Plus material. Smart Sponge samples saturated with hydrocarbons both in the lab and in the field have been tested according to the EPA’s Toxicity Characteristic Leaching Procedure (“TCLP”) by the following independent testing facilities: ABC Laboratories, Inc., Aculabs, Inc. and Turner Laboratories, Inc. These tests show that Smart Sponge is a “non-leaching” product. In addition, used Smart Sponge material can be recycled as an energy source with a British thermal unit, or BTU, value ranging from 10,000 to 18,000 based on the type of contaminant absorbed. As a result, Smart Sponge technology affords many cost effective and environmentally friendly disposal options. The following waste disposal and resource recovery industries have accepted spent Smart Sponge materials for disposal and/or recycling:

On-site Recycling. AbTech Industries has developed a method for recycling spent Smart Sponge and its solidified hydrocarbons, allowing for 100% recycling of the spent-media. The patent pending process converts solid Smart Sponge media and absorbed hydrocarbons into a liquid that can be sold to a refinery, eliminating disposal costs and generating additional revenue.

Waste-to-Energy Facilities (“WTE”). A specialized segment of the solid waste industry has used spent Smart Sponge material as an alternative fuel in the production of electricity. WTE is acknowledged at the federal level as a renewable energy source under the Federal Power Act, Title IV of the Clean Air Act and is a participant in the Department of Energy’s National Renewable Energy Program.

Cement Kilns. This industry has used the spent Smart Sponge material as an alternative fuel in the production process of Portland Cement. This process is considered a beneficial reuse of waste products. The BTU value of spent Smart Sponge material is consistently above the average acceptable levels set for this high temperature process.

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

Customized drain inserts are available for those customers with shallow drains or requiring deeper bed depths. AbTech Industries’ engineers work with customers to understand the site characteristics, including hydraulics and contamination levels in order to confirm the appropriate Smart Sponge bed depth to achieve the project’s filtration goals.

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

AbTech Industries can engineer its water treatment vaults for large projects either as stand-alone applications or as part of a treatment train to polish water working in conjunction with retention ponds or hydrodynamic separators. These engineered solutions can be direct or radial flow, and can easily be adapted to treat the first flush while allowing the later flow of a major storm event to pass around the systems to achieve the hydraulic requirements of the watershed.

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

Absorbent Boom and Line Skimmer

AbTech Industries' Tubular Absorbent Booms and Line Skimmers employ the Smart Sponge absorptive technology which rejects water while absorbing even sheen levels of hydrocarbons in low energy flow environments. Tubular Absorbent Booms and Line Skimmers are designed to absorb and permanently encapsulate hydrocarbons resulting in no dewatering of oily water during removal. These products remain completely buoyant, even after being saturated, allowing long term deployment and conveniently scheduled removal.

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

Industrial Process Water Systems

AbTech Industries has recently entered into the process water systems space. These systems utilize a combination of components including pretreatment, membranes and ion exchange to purify makeup water (well or surface) streams for various different plant requirements. Some systems may utilize AbTech’s core Smart Sponge technology in the pretreatment, depending upon the contaminants in the source water. With the recently added focus to the industrial sector, AbTech Industries has added personnel with over 100 years of combined experience in process water systems. The Company has collaborative relationships with engineering contractors and third party manufacturers to provide the best quality systems for its customers.

Produced Water Products

AbTech Industries has developed de-oiling solutions for the produced water market.  These solutions generally are combined with other treatment systems to address the full range of the problematic contaminants present at a given site. AbTech’s de-oiling solutions are designed to remove hydrocarbons as both a pre-filter to protect the other treatment systems in the treatment train, or as polishing agent at the end of the treatment process. One solution for the removal of free oil in produced water is AbTech Industries’ contactor(s) in a pretreatment position.  These consist of contactor tanks that are sized based on flow rate, influent concentration of contaminant, the desired change out schedule, and space or size constraints.  The contactors used are widely available ASME certified pressure vessels that are filled with loose Smart Sponge popcorn media. These systems can be implemented ranging from 300 to 3,000 gallons per minute. As of December 31, 2015, AbTech Industries had field tested several different configurations of these treatment systems, but had not yet sold any of these systems commercially. AbTech Industries continues to pursue system configurations for its technologies, including its new heavy metals and evaporative technologies, which are intended to provide cost effective solutions for the treatment of produced water.

Markets

AbTech Industries targets three major markets: stormwater/wastewater, industrial wastewater/process water, and produced water applications for the oil & gas industry. The Company’s products also have application in the spill prevention and control markets (including marine environments), although the Company is not currently focused on this market as a priority.

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

•	Regulatory Drivers to the Stormwater Market – Stormwater discharges are subject to regulation by the EPA, state and local regulatory bodies. Authorized by the Clean Water Act, the NPDES program requires permits for sources that discharge pollutants into waters. Obtaining and complying with NPDES permits requires implementation of stormwater control measures, such as AbTech Industries’ engineered solutions.

Regulation of stormwater is a relatively new occurrence. The first phase of the NPDES program was promulgated in 1990, but the permit requirement was limited to only select regulated entities. The second phase of the NPDES program expanded the permit requirement significantly but did not start until 2003.

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

•	Health and Tourism Concerns Driving the Stormwater Market - One area of the stormwater market that is receiving increased publicity and attention is the water pollution caused by microorganisms (bacteria). Polluted stormwater runoff can expose boaters and swimmers to bacteria, viruses and protozoans. A Southern California epidemiological study revealed that individuals who swim in areas adjacent to flowing storm drain outfalls were 50% more likely to develop a variety of symptoms than those who swim further away from the same drains. These situations are the cause for thousands of beach closings every year, which affect public health and local economies dependent upon tourism and recreation. According to a 2014 Testing the Waters report of the Natural Resources Defense Council (“NRDC”), in 2012 there were 20,120 days of closings and advisories across the country at ocean, bay and Great Lakes beaches. NRDC reported that more than 80% of the closings and advisories in 2012 were issued because bacteria levels in the beachwater exceeded public health standards, potentially indicating the presence of human or animal waste. This was the 8th time in the past 9 years that the number of beach closing and advisory days exceeded 20,000. Stormwater runoff was reported as the primary known source of known pollution nationwide, consistent with past years, indicating a lack of needed progress on the problem at the national level. NRDC's annual analysis of water quality data at 3,485 coastal U.S. beaches monitored in 2013 found that 10% of all monitoring samples exceeded the EPA's most protective benchmark for assessing swimmer safety, known as the Beach Action Value, or BAV.

•	Going Green Initiatives – Knowing that polluted stormwater runoff is one of the leading causes of water pollution in the country, many companies are including on-site stormwater treatment in their environmental sustainability goals. AbTech Industries’ systems can help companies meet these goals. AbTech Industries’ Smart Sponge technology not only treats polluted water, it is also recyclable, requires no electricity or other power source and can provide users with quantifiable results of its efficacy, thus helping companies demonstrate their “going green” stewardship.

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

Industrial customers are also required to comply with increasingly stringent discharge regulations, creating the need for products to treat runoff water or discharge water before it leaves an industrial facility. The EPA has classified over 3,000 industrial and electric utility facilities as water pollution dischargers. Each of these facilities provides its own wastewater treatment prior to discharge into an open body of water. The size of many of these plants is equal to or greater than those of many municipalities, and in many instances their processes are more complex than those provided by a municipality because of the nature of the chemical pollutants being treated. The largest industrial spender on wastewater treatment processes is the chemical and petrochemical sector. There are more than 12,000 chemical/petrochemical plants in the United States and approximately 90% treat wastewater on-site. In addition, there are approximately 30 to 40 independent industrial off-site plants, most of which handle chemical and petrochemical effluent, principally from medium-sized and small companies.

Within vertical markets exist opportunities for AbTech Industries, including phosphorus and heavy metals discharge.  Phosphorus is regulated to ultra-low levels to prevent eutrophication in receiving waters such as rivers, lakes, etc.  Many industrial plants deploy biological waste treatment to destroy their organic contaminants.  Phosphorus is a nutrient used in this process, and at times carries over into the discharge.  Selenium is another contaminant of concern within several verticals such as mining, power and oil & gas.  Selenium is known to cause problems to aquatic life and is thus being regulated to ultra-low levels.  Other heavy metals such as mercury, copper, cadmium, arsenic, zinc, iron and chromium, have various discharge limits to which AbTech Industries is focusing its efforts to treat with Smart Sponge HM media.

Produced Water and Frack Water Applications in the Oil & Gas Industry

Oil and gas exploration and production activities result in the production of significant volumes of contaminated water. On average, there is five times as much contaminated water generated as oil or gas. Approximately 75% of this water is re-injected into the formation to maintain pressure or deep well re-injected at another site. In a traditional oil production field this water is called “produced water.” In fracking operations this can include “frac flowback water” and in gas fields this could include “gas condensate water.” Approximately 25% of all water generated from the exploration and production activities must be treated for either reuse in operations or for discharge to the environment under an NPDES permit. According to the EPA, the Clean Water Act prohibits the discharge of oil or oily waste into or upon the navigable waters of the United States or the waters of the contiguous zone if such discharge causes a film or sheen upon the surface of the water. Violators are subject to a monetary penalty. The attributes of AbTech Industries’ Smart Sponge technology and its ability to remove “oily sheen” make it especially suited to service this market. Smart Sponge can be used as a pretreatment system to remove diesel range organics and free oils prior to additional treatment by downstream technologies to remove contaminants such as volatile organic compounds, dissolved solids and bacteria.

Spill Prevention and Control Market

There are a number of applications related to rivers, lakes and oceans that call for the use of floating or in-line filtration products to control and reduce the presence of hydrocarbons in the water or on board transiting vessels. Customers include the cruise ship industry, recreational boaters, marina owners, port authorities, spill response organizations and commercial shippers.

This market also comprises airports, airport fueling facilities, U.S. Department of Defense bases, transfer stations, and others concerned about oil spills. Under the Federal Clean Water Act, the EPA has issued the Spill Prevention, Control and Countermeasure (“SPCC”) rule, which requires owners or operators of facilities that store, use, process, transfer, distribute or consume oil and oil products, including airports and military bases, to have minimum preventative systems in place. The risks of not adequately implementing such countermeasures are regulatory violations, fines and potential releases that result in contamination, clean-up and additional fines. The impact of these issues can result in significant costs to a facility owner/operator. There are more than 250 medium and large sized airports in the United States and more than 322 U.S. military facilities.

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

Sales, Distribution, and Marketing Support

Historically, the Company has generated revenues by selling its products directly to end customers, through distributors in key geographic markets and, in recent years, through alliances to penetrate key market segments such as municipal stormwater, federal facilities and industrial process water. The Company, including its AEWS subsidiary, pursued contracts that would enable it to bring its stormwater expertise to all phases of rebuilding projects, including the design, installation and operation of water treatment systems. The Company signed its first contract for such a project with the County of Nassau in October 2013. After more than a year of work on this project which progressed slowly and was hampered by many delays, the contract was suspended by Nassau County in May 2015, following the announcement of the federal investigation of a state senator, Dean Skelos, and his son Adam Skelos, who had acted as a consultant to the Company. As a consequence of the negative publicity for the Company surrounding these events, the Company began to direct a greater portion of its sales efforts towards non-stormwater applications of its products in commercial and industrial markets, while continuing to support stormwater product sales through direct sales staff and through distributors in international markets. In 2015, the Company hired a team of seasoned sales professionals with extensive experience in industrial markets. Through its research and development efforts the Company has made strides to develop or refine products for these new markets intended to provide effective solutions for the treatment of produced water in the mining and drilling (fracking) industries, filtration of process water used in industrial applications and the filtration of heavy metals from water in a variety of applications. This is a time consuming process that requires significant testing in the lab and in the field to demonstrate efficacy.

Stormwater/Wastewater

AbTech Industries’ approach to the stormwater/wastewater market is now focused on product sales in the commercial, industrial and public (municipalities and cities) markets. The Company is using a direct sales approach with its own sales staff to identify and address market opportunities in the United States. In markets outside the United States, the Company uses distributors with exclusive marketing rights in specific geographic areas. The strategic relationship AbTech Industries entered into with Waste Management, Inc. (“WMI”) in 2011, to pursue a comprehensive stormwater management approach to help municipalities tackle stormwater issues through public-private partnerships (“P3s”), has not resulted in any meaningful business to the Company. While AbTech Industries believes the concept of establishing P3s to address stormwater issues in a full-service approach may yet prove to be a viable strategy to address this market, it is not pursuing this approach at this time. In this regard, the Company’s collaborative agreement with Corvias Solutions to develop large stormwater infrastructure projects was cancelled in 2015.

Industrial Wastewater Market

The industrial wastewater market is focused on the treatment of oily wastewater from industrial processes for either reuse or discharge. This market is serviced by many regional chemical and equipment supply companies that offer a catalog of solutions. Solutions may require little to no individual engineering, up to custom engineered solutions to address a customer need. AbTech Industries services this market by selling direct to industrial customers and providing engineering and sales support services to industrial chemical suppliers, equipment suppliers and consulting engineers. The Company also intends to engage manufacturer’s representatives and distributors to sell the Company’s products in specific markets or for specific applications.

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

AbTech Industries’ products have been assessed by several consultants and institutions. The tests performed by these entities, along with the extensive testing completed by the Company, have involved various types of contaminants, contaminant concentrations, flow rates, filter residence times and other factors. These tests, conducted over many years, have led the Company to design its products for the applications where Smart Sponge material performs best and have provided the data needed to validate performance claims for each of the various applications for which such products are currently being marketed. Testing is an ongoing process for the Company as we continue to seek new ways to improve performance and expand efficacy. Consultants used in the past to assess our products include:

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

Competition

Industrial Markets

There are four key areas of industrial focus, which include oil removal, bacterial reduction, phosphorus and heavy metals reduction and process water systems.

1.  Oil Reduction.  AbTech’s Smart Sponge media is designed to be applied in oil and grease polishing applications within the Oil & Gas and Food & Beverage industries.  The competition consists of walnut shell filtration, media filters and ultra-filtration.

•	Walnut Shell Filters: Walnut shell filters are very similar to conventional media filters, except instead of using sand or anthracite media as the filtering media, crushed walnut shells are used as the media. The reason walnut shells are used is they have a very high affinity for attracting and capturing oil particles. Like conventional media filters, the walnut shells must be backwashed to remove accumulated oil. Consequently, influent oil concentrations are normally limited to 50 to 100 mg/l to prevent excessive backwashing of the filter media. Due to the high affinity for oil the walnut shell media has, effluent oil concentration of 5 mg/l or less are common. While the walnut shell filter can remove some amounts of suspended solids, it is difficult to estimate its efficiency in this area. The walnut shell filter should not be used as a suspended solids removal device. Smart Sponge’s simple design offers a competitive advantage over walnut shell technology. Smart Sponge system does not require backwashing, which saves on capital and operating expenses. Suppliers include Siemens Energy, Enviro-Tech and Filtrasystems.
•	Media Filters: Media filters, which use sand and/or anthracite media, are primarily used for suspended solids removal and not for oil removal, though some oil removal does occur. Influent oil and suspended solids concentrations are normally limited to 50 mg/l. Based on these influent conditions, effluent oil concentrations of 10 to 20 mg/l are common, with effluent suspended solids concentrations of 5 mg/l or less being common. If oil removal is the primary treatment goal, and effluent oil concentrations less than 20 mg/l are required, it is more prudent to select Smart Sponge, due to its affinity for absorbing oil. There are many suppliers of media filter suppliers including Evoqua, GE, Suez and Veolia.
•	Ultrafiltration: Like media filters, ultrafilters are primarily designed for removal of suspended solids to extremely low concentrations. While they can provide extremely good oil removal at relatively low influent oil concentration, they should not be used primarily for oil removal due to their relatively high costs. Normally, Smart Sponge can provide effective oil removal to required effluent requirements, at a lower cost than ultrafilters. One variation of the ultrafiltration product line has been specifically designed to remove oil emulsions, like those which may be present in metal finishing wastewaters. Suppliers of ultrafiltration systems are Pall, Koch and Hydranautics.

2. Bacteria Reduction. Smart Sponge Plus is designed to remove bacteria that is problematic to the operations of industrial plants. AbTech Industries is targeting applications that operate process water systems with reverse osmosis technology. Bacteria are brought into contact with membrane surfaces through permeate flow convection. Many bacteria adhere irreversibly to the membrane surfaces where they begin to multiply and exude membrane foulants.

The competition consists of chemical biocides.  Biofouling can be controlled by the injection of non-oxidizing biocides into reverse osmosis (“RO”) feedstreams, either continually or intermittently.  Some biocides are poorly rejected by RO membranes, so if the presence of these substances cannot be tolerated in the product, then a choice must be made. The options include biocides that are completely rejected by the RO membrane or those that kill microorganisms quickly enough that they can be injected while the system is off-line.  Biocide injection is limited in its effectiveness mainly due to operational feed control requirements and limited flow path through a RO membrane.  Stagnant flow zones within the RO limit the biocide activity, allowing for microbial adhesion to take place.  Smart Sponge Plus offers advantages with its simple design.  As 100% of water flows through the media, the antimicrobial agent lyses the bacterial cell wall causing self-immolation.  Suppliers of biocide chemical include Nalco, Avista, Betz and Chemtreat.

3.  Phosphorus and Metals Reduction.  Smart Sponge HM media is designed to remove phosphorus and heavy metals in polishing applications within multiple vertical markets.  The competition consists of ion exchange, adsorptive media, zero valent iron and ultrafiltration.

•	Ion Exchange: Ion exchange resin is a solution for treatment of heavy metals. Ion exchange is a reversible chemical reaction wherein an ion from a wastewater solution is exchanged for a similarly charged ion attached to an immobile solid particle. These solid ion exchange particles are synthetically produced organic resins, which are predominantly used today. An organic ion exchange resin is composed of high molecular weight polyelectrolytes that can exchange their mobile ions for ions of a similar charge from the wastewater. Each resin has a distinct number of mobile ion sites that set the maximum quantity of exchanges per unit of resin. When all the sites are used up, the resin exhausts. Spent resin can be regenerated either at the customer’s site, or a more typical approach is to send the resin offsite for regeneration under a service contract. Ion exchange can have a high operational cost due to high regeneration frequency and high transportation/regulatory expenses incurred by the service supplier. Smart Sponge HM uses an iron based adsorptive media in a chelating mechanism to remove metals. Smart Sponge HM offers higher removal capacity and longer runs between regenerations. Furthermore, the regeneration step is simple, using low quantities of chemical and shorter times, allowing the regenerant solution to be recycled to a primary metals precipitation within the customer’s site. There are numerous wastewater ion exchange systems suppliers, including Prochem, Suez, Evoqua, Wastech and Trinetics.

•	Adsorptive Media: There are several adsorptive medias in the market, including both iron and aluminum based materials. Suppliers of adsorptive media include Mar Systems, Blue Water Technologies and Westech.

•	Zero Valent Iron: Zero Valent Iron (“ZVI”), elemental metallic iron, reduces waterborne inorganic ions, releasing soluble Fe(II) in their place, which oxidizes further into Fe(III). These characteristics allow ZVI to convert oxidized elements—which may be toxic and soluble in water—into immobile solid forms. ZVI systems are designed to reduce contaminants such as selenium, arsenic, lead and mercury and other pollutants. ZVI is known to have long retention times (hours) resulting in a large footprint and high initial capital cost (“CAPEX”). Smart Sponge HM is able to achieve comparable results with lower retention times. Suppliers of ZVI systems are Evoqua, Zero Valent Iron Solutions and Tersus Environmental.

•	Ultrafiltration: Ultrafiltration (UF) systems are being used to treat for phosphorus reduction. Membrane based systems can reduce the total phosphorus to low levels, but soluble ortho-phosphates will pass through the membrane. UF systems are high in initial capital cost (“CAPEX”) and operating cost (“OPEX”). Smart Sponge HM reduces phosphorus to ultra-low levels. Bacteria in the wastewater is lysed by the Smart Sponge HM media, releasing its phosphorus accumulating organisms. The metal nanocomposites in the media have a high capacity for phosphorus removal. Suppliers of UF membrane systems are Pall, Koch Membrane Systems and Hydranautics.

4.  Process Water Systems.  AbTech provides process water systems as a non-core technology.  There are a number of competitors that supply process water systems.  Requirements of a project usually dictate which competitors will be bidding.  For example, some projects call for an open specification, which allows for the vendor to supply its pre-engineered standard equipment.  This approach keeps the CAPEX lower.  Other projects have specific requirements that must meet the plant’s site specifications.  AbTech can provide both types of solutions for its customers.  Suppliers of process water systems include GE, Evoqua, Veolia, Aquatech, Suez and H2O Innovation.

Competitive Position

AbTech’s competitive strategy is to lead first with its innovative core-technologies, and then sell process water systems to the same customer base.  The medias are promoted specifically as polishers with superior results.  Testing through treatability and/or piloting, provides customers with the confidence to meet their project goals. The market reach is promoted through experienced regional salespersons, manufacturer’s representatives and distributors.  AbTech’s competitive goal is to be a customer centric organization.

Stormwater Products

Four key factors differentiate AbTech Industries’ stormwater products from other filters in the stormwater market:

•	Anti-microbial capability. AbTech Industries’ Smart Sponge filtration media, when treated with an anti-microbial agent, can reduce bacteria and other microbes flowing through the filter. Smart Sponge products are available with or without the added anti-microbial agent.

•	Structural Filter. AbTech Industries’ UUF and end-of-pipe vault systems are designed so that the entire structure is involved in the filtration process. Most other products have inserted pads or pillows that allow some hydrocarbon removal, but the UUF directs the entire water flow through the filtration media thus enhancing the effectiveness of the filter.

•	Superior Filtration Media. An essential and superior feature of Smart Sponge filtration medium is its ability to absorb hydrocarbons and prohibit them from being released back into the water flow when there are subsequent rain events. The reason for this is that AbTech Industries’ proprietary blend of polymers is oleophilic - an absorbent - which means that hydrocarbons are bonded within its chemical matrix and cannot be washed off, squeezed out or leached out of the material during subsequent wetting or rain events. There are various materials used by competitors for stormwater filtration that do not have this absorbent characteristic, instead they feature an adsorbent capability that merely attracts hydrocarbons to their surface area, but cannot prevent them from leaching back into the environment during subsequent rain events. The most commonly used adsorbent in the market is polypropylene, which is currently used in many sorbent products used for oil spill clean-up. Although it is generally accepted that adsorbents are clearly inferior to absorbents in their ability to capture and remove hydrocarbons from stormwater flows, they are widely used because of the low comparative cost. AbTech Industries has performed numerous laboratory and field tests that verify its products’ absorption capabilities and other performance features dealing with the removal of trash, sediment, debris, and other contaminants. Central to these test data is the incontrovertible conclusion that AbTech Industries’ Smart Sponge filtration medium is an absorbent.

•	Porous Structure. AbTech Industries’ Smart Sponge technology maximizes the effectiveness of the oil-absorbing polymers by forming them into an extremely porous structure that allows effective, long-lasting absorption without clogging or channeling, which is common among filter media in a powder or particulate form.

There are three general categories of products that deal with the treatment of stormwater: hydrodynamic separators (“HDS”) and catch basin inserts. To give a complete competitor profile, a brief explanation of HDS systems is given below as HDS systems are more often considered an alternative to catch basin inserts in new construction projects.

•	Hydrodynamic Separators. HDS products use gravitational flow to spin the water in such a way that density differences cause sediment and other pollutants to be separated and skimmed-off the water. HDS units are large compared to catch basin inserts (smallest systems are about the size of an automobile) and are comprised of several large chambers or vaults, each designed to trap specific pollutants. These systems are much more expensive than catch basin inserts, but also have the ability to handle more water flow. Unit costs for HDS systems range from $10,000 to $100,000 depending on size. These systems tend to be more cost effective in large new developments where the HDS can be designed into the stormwater system and large areas of run-off can be directed to each unit. In dealing with existing storm drains, HDS products are less desirable because they require streets and sidewalks to be torn-up, drainage redirected, and construction equipment to retrofit the drain and install the units. Catch basin inserts, on the other hand, are relatively easy to install because they fit into existing storm drain catch basins and require little or no construction.

Not only are HDS systems expensive, they also require significant maintenance to remove the trapped pollutants and ensure that the system continues to function properly. Another limiting factor of HDS systems is that the filtered contaminants, when removed from the HDS, are often considered hazardous waste and must be disposed of accordingly. In addition, HDS systems, while capable of handling large quantities of water, are frequently unable to remove sufficient contaminants for the effluent to meet acceptable discharge limits. Some HDS vendors have purchased AbTech Industries’ Smart Sponge products to be used in conjunction with the HDS units to absorb the oil that is separated from the water, thus enhancing the performance of the systems and reducing the required maintenance. Another drawback of HDS systems is that they are designed to retain standing water after a rain or water flow event. Consequently, the HDS vaults become breeding grounds for mosquitoes (carrier of West Nile Virus), mold, mildew, bacteria and other undesirables.

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

Competitive Position - Stormwater

AbTech Industries has a strong competitive position in the stormwater marketplace within the United States due to its product offerings. There is significant competition for stormdrain insert filters in the marketplace, though AbTech has a competitive advantage due to the strength of its hydrocarbon absorption technology. This competitive advantage extends to customers such as industrial facilities, marinas/ports, airports, fueling stations, and any area where vehicle maintenance occurs. AbTech has a highly unique antimicrobial technology that requires EPA registration. Since the development of antimicrobial technology is complex, AbTech's approach is patented, and the EPA registration process is extensive and costly, there are high barriers to entry for competitors. This antimicrobial technology has enabled new engineering approaches towards water quality treatment. AbTech faces competitive forces from traditional approaches towards antimicrobial treatment. It is unclear whether AbTech's unique engineering and technology approach will gain significant market penetration.

Intellectual Property, Research, and Development

Intellectual Property

Patents

AbTech Industries endeavors to protect the intellectual property it develops through its research and development efforts. The United States Patent Office has issued AbTech Industries and its subsidiary 17 patents related to the Smart Sponge technology and products. Additionally, three of the patent applications have been pursued internationally with patents issued in Australia, Canada, China, France, Great Britain, Italy, Japan, Korea, Mexico and Singapore. In 2014, AbTech Industries applied for another U.S. patent involving the process to recycle spent Smart Sponge® and its solidified hydrocarbons. This patent application is currently pending. AbTech Industries intends to pursue patent protection for new patentable technologies that it develops. AbTech Industries’ success depends, in part, on its ability to maintain trade secrecy protection and operate without infringing on the proprietary rights of third parties. The following table lists the patents issued to the Company as of December 31, 2015 and their duration:

Patent Number	Issue Date	Expiration Date
US Pat. #5,863,440	1/25/1999	5/24/2016
US Pat. #6,344,519B1	2/5/2002	1/9/2018
US Pat. #6,099,723	8/8/2002	6/5/2018
US Pat. #6,080,307	6/27/2000	9/29/2018
US Pat. #6,106,707	8/22/2000	2/17/2019
US Pat. #6,541,569	4/1/2003	4/7/2018
US Pat. #6,143,172	11/7/2000	1/25/2019
US Pat. #6,231,758	5/15/2001	8/22/2020
US Pat. #6,531,059	3/11/2003	11/3/2020
US Pat. #6,712,976B2	3/30/2004	9/13/2021
US Pat. #6,723,791B2	4/20/2004	12/31/2021
US Pat. #7,094,338B2	8/22/2006	2/21/2023
US Pat #7,048,878B2	5/23/2006	3/24/2023
US Pat. #7,125,823B2	10/4/2006	1/29/2024
US Pat. #7,229,560B2	6/12/2007	12/6/2024
US Pat. #7,229,559B2	6/12/2007	2/27/2024
US Pat. #7,066,023B2 (issued to subsidiary – Environmental Security Corporation)	6/27/2006	7/14/2024
Singapore Pat. #66582	6/20/2000	1/9/2018
Singapore Pat. #103019	7/31/2006	9/13/2022
Australia Pat. #732308	7/26/2001	1/9/2017
Australia Pat. #751991	12/19/2002	2/17/2019
Canada Pat. #2,277,163	5/10/2005	1/9/2018
Canada Pat. #2321108	5/26/2009	2/17/2019
Canada Pat. #2460511	11/27/2012	9/13/2022
China Pat. #ZL98801774.1	4/19/2006	1/9/2018
Mexico Pat. #232768	12/05/2005	1/9/2018
Korea Pat. #0593867	6/20/2006	1/9/2018
Japan Pat. #4164707	8/8/2008	1/9/2018
Japan Pat. #4470133	3/12/2010	2/17/2019
Japan Pat. #4478866	3/26/2010	9/13/2022
Italy Pat. #1073610B1	1/4/2009	2/17/2019
EEU Pat. #0973593 (France, Great Britain, Italy)	12/01/2004	1/9/2018
EEU Pat, #1436470	7/3/2013	9/13/2022

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

One of AbTech Industries’ most active development programs is focused on the treatment and removal of heavy metals, naturally occurring radioactive materials (NORMs) and phosphates from contaminated water. In 2014, AbTech Industries signed an exclusive license agreement for a highly effective heavy metals removal media that can be used in combination with Smart Sponge® filtration capabilities to target heavy metal contamination in the stormwater and mining industries, including removal of selenium VI, a highly toxic heavy metal. This technology has resulted in the Smart Sponge HM product which is currently being tested in a variety of commercial applications. The Company expects to begin selling Smart Sponge HM products in 2016.

AbTech Industries is also involved in the development of an evaporative technology designed to treat produced water, including frac flowback water, on-site by evaporating the water and reducing the volume of water by more than 80%. This solution reduces the volume of water that needs to be trucked to reinjection wells and returns the vast majority of the water, in the form of clean water vapor, back to the environment.. The technology uses thin film direct convection in a closed reaction chamber. This thermal process uses as its energy source the flare gas or well head gas available at the oil and gas production site. The technology is straightforward and robust in order to be reliable under very difficult operating conditions. Unlike AbTech’s other products, this product, referred to as the VapTech system, does not use Smart Sponge in any form.

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

AbTech Industries currently plans to handle the production of its Smart Sponge products at its 13,000 square foot manufacturing facility in Phoenix, Arizona. This will eventually include the production of Smart Sponge HM, which will require the purchase of additional manufacturing equipment and other facility improvements with a total cost of approximately $250,000. The Company currently uses an outside vendor to produce the limited quantities of Smart Sponge HM being used for testing and pilot projects and expects to bring this function in-house during 2016. The Company intends to outsource the manufacture of its VapTech products to an outside vendor. As demand for Smart Sponge products increases, AbTech Industries, while maintaining its core engineering and manufacturing competencies, will begin to develop a manufacturing outsourcing network capable of supplying existing and future products around the world. The network would include some internal manufacturing (mainly assembly) but would largely comprise contract manufacturers and/or strategic partners with the required expertise and facilities to cost-effectively manufacture AbTech Industries’ products. Due to the nature of the product (very low specific gravity or density, therefore high unitary shipping cost), AbTech Industries expects to establish its manufacturing and warehousing sites in key geographic areas. The manufacturing network would have an integrated information system capable of effectively managing production orders and ensuring high quality products manufactured to consistent specifications around the world. For now, AbTech Industries will fully exploit its internal manufacturing capabilities. While maximizing the capacity of this facility, AbTech Industries will search out and train outsourcing partners in the United States and other regions. As production volumes increase, AbTech Industries intends to further evaluate the opportunities to outsource the manufacturing of all components and most of the finished products, focusing on total quality and consistency. Due to the very atypical process and equipment used in AbTech Industries’ manufacturing, it is unclear at this time if a suitable manufacturing partner exists. AbTech Industries would need to confirm a clear value proposition prior to outsourcing manufacturing.

Regulatory

In 2009, AbTech Industries filed an application with the EPA for registration of Smart Sponge Plus under FIFRA. In July 2010, AbTech Industries received notice of a time-limited registration under FIFRA from the EPA that contained certain conditions requiring AbTech Industries to submit additional acute aquatic toxicity data regarding the active ingredient in Smart Sponge Plus to the EPA. Subsequently, the EPA granted various extensions of the time-limited registration to December 31, 2014. In December 2014, the Company received notice from the EPA that the conditional registration for its Smart Sponge Plus products was no longer subject to a time limitation and the pending submission of additional data, as required by the EPA’s original time-limited conditional registration approval, will not be required from AbTech until the agency requires all registrants of similar products to submit such data. Under the current registration, the Company is allowed to sell its Smart Sponge Plus products for the intended uses with EPA approved labeling. The EPA registration number for Smart Sponge Plus is 86256-1.

Employees

As of March 27, 2016, we had 20 full-time employees. Seven of these individuals are involved in sales and marketing; three in production; two in research and development, three in engineering and five in administrative functions.

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

We have incurred net losses since our inception. The Company had a net loss of approximately $10.5 million during the fiscal year ended December 31, 2015. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. There can be no assurance that future operations will be profitable. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

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

The Company has completed several debt financings and is subject to the normal risks associated with debt financing, including the risk that our cash flow will be insufficient to meet required payments of principal and interest and the risk that we will not be able to renew, repay, or refinance our debt when it matures or that the terms of any renewal or refinancing will not be as favorable as the existing terms of that debt. As of December 31, 2015, the Company had $1.1 million of outstanding debt that matures in 2016 and accrued interest payable of $149,383.

We have debt outstanding that is secured by all of the assets of the Company.

During 2015 and 2014, we issued promissory notes that are secured by all of the assets of the Company, including its intellectual property. As of December 31, 2015, two secured promissory notes, having a senior security interest in the assets of the Company and an aggregate principal amount of $350,000, were outstanding. If we are unable to pay our obligations to our secured lenders, they could proceed against any or all of the collateral securing our indebtedness to them which could prevent the Company from continuing its operations in whole or in part.

You may suffer dilution if the Secured Notes are converted to common stock.

As of December 31, 2015, the Company had approximately $750,000 of convertible notes outstanding that, if converted, would require the company to issue approximately 1.3 million shares of common stock. In addition, the Company may offer more favorable conversion terms to the holders of the convertible notes if it determines that the conversion of such notes on the more favorable terms is in the best interest of the Company. Such conversion would cause the percentage ownership of our current stockholders to be diluted.

Our independent auditors have expressed substantial doubt about the Company’s ability to continue as a going concern, which may hinder our ability to obtain future financing.

In their report dated March 30, 2016, our independent registered public accounting firm included an emphasis-of-matter paragraph with respect to our financial statements for the fiscal year ended December 31, 2015 concerning the Company’s assumption that it will continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of recurring losses from operations. To date, each of Abtech Holdings and AbTech Industries has only incurred net operating losses resulting in a significant accumulated deficit. Our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful. The Company plans to raise additional capital in the near term and is currently considering the various options available for raising such capital.

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

Failure by us or our partners to comply with current or future governmental regulations and quality assurance guidelines could lead to temporary manufacturing shutdowns, product recalls or related field actions, product shortages, or delays in product manufacturing. Specifically, with regard to the EPA’s conditional approval of the registration of our Smart Sponge Plus products under FIFRA, if the EPA makes additional information requests in the future that we are unable comply with, the EPA’s conditional approval of our registration of Smart Sponge Plus products under FIFRA could be suspended and the Company would then not be able to sell Smart Sponge Plus products. However, the expiration of the conditional approval of Smart Sponge Plus products would not affect our ability to continue to sell the regular Smart Sponge products that do not include an antimicrobial agent. (see PART I. Item 1. “BUSINESS – Regulatory” on page 18 of this Annual Report on Form 10-K). Efficacy or safety concerns and/or manufacturing quality issues with respect to our products or those of our partners could lead to product recalls, fines, withdrawals, declining sales, and/or our failure to successfully commercialize new products or otherwise achieve revenue growth.

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

On May 28, 2015, the Company received a subpoena that stated that the staff of the SEC is conducting an investigation In the Matter of Abtech Holdings, Inc. (NY-9262) (see PART I. Item 3. “Legal Proceedings” below). We cannot estimate the full impact that this investigation and any results may have on the Company’s financial position, operating results or cash flows. In addition to significant monetary costs and the impact on our business as a result of the subpoena and investigation, there may be adverse publicity associated with these matters that could result in reputational harm to us that may adversely affect our business. We have not yet recorded a liability related to these matters. At this time, no estimate of the possible loss or range of loss can be made.

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

We currently lease an administrative office of 6,066 square feet located at 4110 North Scottsdale Road, Suite 235, Scottsdale, Arizona 85251. The Company also leases a 13,000 square foot space for its manufacturing facility located at 3610-2 E. Southern Ave., Phoenix, Arizona 85040. AEWS leases office space of 4,626 square feet at 3100 Smoketree Court, Suite 1000, Raleigh, North Carolina 27604. Our telephone number is (480) 874-4000.

ITEM 3.	LEGAL PROCEEDINGS.

On May 28, 2015, the Company received a subpoena from the SEC that stated that the staff of the SEC is conducting an investigation In the Matter of Abtech Holdings, Inc. (NY-9262).  Generally, the SEC’s subpoena has asked for all documents, agreements, and communications concerning (i) the Company’s Contract for Services with Nassau County, New York, dated October 8, 2013; (ii) Adam Skelos, Dean Skelos, and their related entities; (iii) SLC Clean Water, LLC, Axiom, Glenwood Management, and a number of other listed individuals and entities; (iv) certain Board and Board committee minutes and related materials; (v) certain policies, procedures, and internal controls in effect at the Company; (vi) certain communications with the Company’s independent registered public accounting firm, transfer agent, potential and current investors, broker-dealers, investment advisors, and finders; and (vii) certain other organizational and financial account information of the Company.  The Company is cooperating with the SEC and has provided a substantial number of documents in response to the subpoena.  The Company believes the SEC’s subpoena is a result of the complaint announced on May 4, 2015 that was filed by Federal authorities against Dean and Adam Skelos. That trial came to an end in December 2015 when both men were convicted of eight counts each, including fraud, bribery and extortion of three separate companies – one of which was the Company. The Company cooperated fully with the United States Attorney’s Office for the Southern District of New York throughout the Skelos investigation and trial, by providing documents and other evidence and the Company’s president and CEO testified on behalf of the government at the trial. With the trial now concluded, the Company’s involvement in this matter has ended and the Department of Justice has confirmed to the Company that the Company and its subsidiaries are not the subject or target of any ongoing public corruption investigation. The Company continues to cooperate with the SEC in responding to the subpoena issued on May 28, 2015, and ongoing inquiries by the Department of Justice.

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

	Sales Price of Common Stock
Quarter ended	High	Low
December 31, 2015	$0.043	$0.009
September 30, 2015	$0.089	$0.016
June 30, 2015	$0.310	$0.050
March 31, 2015	$0.350	$0.253
December 31, 2014	$0.378	$0.263
September 30, 2014	$0.450	$0.320
June 30, 2014	$0.530	$0.361
March 31, 2014	$0.530	$0.284

Stockholders

As of March 28, 2016 there were 199 stockholders of record of our common stock and approximately 2,000 additional “street name” holders whose shares are held of record by banks, brokers and other financial institutions. Our transfer agent is Worldwide Stock Transfer, LLC. The transfer agent’s address is 1 University Plaza, Suite 505, Hackensack, New Jersey 07601.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchases

There were no issuer purchases of our equity securities during the fiscal year ended December 31, 2015.

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

Results of Operations

We generate revenues by selling products and services related to the treatment of contaminated water so that such water can either be discharged or reused. All of our products sold in 2015 and 2014 included some form of Smart Sponge filtration media, which we manufacture, or were accessories used for the deployment of Smart Sponge products, such as diversion collars and containment cages. Our products include a variety of designs and sizes to effectively address many applications where water treatment is needed. In addition, through our subsidiary AEWS, we have provided engineering services related to the design and operation of water treatment systems. As of December 31, 2015, the operations of AEWS had been transferred to AbTech Industries. Our revenue in 2015 was comprised of the following:

Product	% of Revenue
Ultra-Urban Filters	35%
Smart Paks	25%
Accessories	16%
Skimmers	15%
Services	4%
Freight & other	5%
Total	100%

In 2015 and 2014, revenues included approximately $7,200 and $28,700, respectively, for work performed by subcontractors working on a project managed by AbTech Industries. We sell our products to distributors, contractors, OEM manufacturers and end-users.

Comparison of the years ended December 31, 2015 and 2014

Revenue

Revenues in 2015 of $512,731 decreased by approximately 16% compared to revenues of $606,885 in 2014. This decrease in revenue is largely attributable to the suspension of our contract with Nassau County in May of 2015, following the announcement of the federal investigation of a state senator, Dean Skelos, and his son Adam Skelos, who had acted as a consultant to the Company. As a consequence of the negative publicity for the Company surrounding these events and the difficulty encountered in moving other municipal stormwater projects forward in the face of continued funding constraints for new municipal and federal facility stormwater projects, the Company began to direct a greater portion its sales efforts towards non-stormwater applications of its products in commercial and industrial markets, while continuing to support stormwater product sales through direct sales staff and through distributors in international markets. The Company recognized revenue on the Nassau County contract of approximately $22,000 in 2015 compared to approximately $90,000 in 2014. The Company’s redirected sales efforts did not have a significant impact on revenue in 2015 as most of the new opportunities being pursued have long lead times and require additional product development and testing. For further information regarding these matters, see PART I, Item 3. “Legal Proceedings”.

In 2015, our largest customers were (i) a distributor, which accounted for approximately 22% of revenues as it made its initial purchase of product inventory, and (ii) a county, which accounted for approximately 12% of revenue related to a stormwater treatment project.

Gross Margins

The gross margin percentage decreased to 12% in 2015 from 21% in 2014. The gross margin in 2014 was favorably affected by the recognition of approximately $39,000 of revenue from forfeited customer deposits that carried no corresponding cost. The gross margins in 2015 and 2014 were adversely affected by the continuing cost of excess production capacity. The Company operated at approximately 2% of manufacturing capacity in both 2015 and 2014. If the Company can spread the overhead costs of operating the manufacturing facility over a larger base of produced products, the margins would be expected to improve significantly. Our current manufacturing facility is capable of producing approximately 75,000 pounds of Smart Sponge material per month. We estimate that this amount of Smart Sponge material could generate $10-20 million in revenue per year at current product prices. This revenue estimate is dependent on the mix of products actually sold and the portion of sales at distributor versus retail prices. We do not currently have plans to reduce manufacturing capacity and we anticipate that the excess capacity will continue to adversely affect gross margins for at least a portion of 2016. We are also exploring alternative manufacturing procedures that could significantly increase the production capacity of our existing facility.

The Company's gross margin expectations will vary depending on the type of products and projects that make up its sales revenue. As described above, the Company expects to see continually increasing margins for its product sales as it expands its volume to realize economies of scale. AbTech may also become involved in the sale of equipment manufactured by other vendors and may work on stormwater projects involving a combination of services, products, and work performed by other subcontractors. Accordingly, we expect to realize blended gross margin rates that vary from, at the low end, that of a typical Engineering, Procurement, and Construction Management contractor of approximately 10% - 20%, to margins, at the high end, that can exceed 50% on sales of products that incorporate AbTech’s proprietary technologies.

The polymers we use to manufacture Smart Sponge material are produced by the petrochemical industry and use crude oil as a primary raw material. Accordingly, fluctuations in the price of crude oil can have a direct and significant impact on the cost of the polymers we use. The Company purchases its polymers infrequently and in large quantities to take advantage of quantity price breaks. The Company did not make any polymer purchases in 2015. Accordingly, the significant change in the price of oil during 2015 did not affect the Company’s polymer costs in 2015. However, as an example of the significant effect such price fluctuations can have on product costs, a large purchase of one of the polymers was made in a prior year at a price that was 2.1 times the cost of the previous purchase of this same polymer. Before this price increase, the cost of these polymers represented approximately 5.1% of the list selling price of a typical UUF (2.5% for antimicrobial version) and approximately 6.3% of the list selling price of a typical Smart Pak insert (3.1% for antimicrobial version). After the price change, the cost of polymers as a percentage of list selling price increased to 9.2% for UUFs (4.5% for antimicrobial version) and 11.5% for Smart Pak inserts (5.7% for antimicrobial version). These percentages vary by product sold, depending on the size of the product and the amount of Smart Sponge media used in the product. The Company establishes its list selling prices taking into consideration the cost of the component materials (including polymers), competitive factors and other market conditions. The cost of the polymers used in the Smart Sponge products accounted for approximately 10% and 8% of the total cost of revenues in 2015 and 2014, respectively. While the Company has no contractual right to pass along fluctuations in raw material costs to customers, it does have the right to change selling prices from time to time by giving distributors 30 days advance notice.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by approximately $804,000 (20%) in 2015 compared to 2014. This increase is due primarily to legal fees incurred by the Company in responding to the Federal investigation regarding the complaint filed against New York State Senator Dean Skelos and his son, Adam Skelos, and the subpoena received by the Company from the SEC regarding its investigation In the Matter of Abtech Holdings, Inc. (NY-9262) (for further information regarding these matters, see PART I, Item 3. “Legal Proceedings”). Legal fees for these matters totaled approximately $1,389,000 in 2015. Excluding these expenses, other selling general and administrative expenses were approximately $585,000 less in 2015 than in 2014. This expense reduction was the result of a $454,000 reduction in consulting fees, a $78,000 reduction in travel and entertainment expenses, a $47,000 reduction in investor relations expenses and a $22,000 reduction in government affairs expenses. These reductions were offset by increases of $78,000 for recruiting fees, and $33,000 for public relations fees. As the Company redirected a portion of its sales efforts to industrial markets in 2015, a team of seasoned sales professionals with extensive experience in the industrial markets were hired and replaced other sales staff that had been tasked primarily with sales of stormwater products to municipalities and government facilities. These personnel changes resulted in a reduction of payroll and associated costs of approximately $34,000 in 2015 compared to 2014.

Research and development expenses

The Company’s primary research and development (“R&D”) focus in 2015 and 2014 has been new products for the treatment of produced water, and other industrial applications. These activities have included the development of the Smart Sponge HM media for the treatment of heavy metals and evaporative technologies to treat produced water. In both years these efforts involved a significant amount of product testing in the lab and in the field with corresponding costs for personnel (employees and consultants), fees for lab analysis, equipment rental and travel costs. Total R&D costs were approximately $414,000 lower in 2015 than in 2014. In 2014, the Company incurred approximately $309,000 of costs associated with field tests conducted by the Company on its produced water products. In 2015, similar costs for field testing amounted to only $20,000. The Company also reduced its expenses for university sponsored research projects in 2015 by approximately $103,000, compared to 2014. R&D consulting expenses decreased by approximately $89,000 in 2015 compared to 2014 as the Company suspended all activities related to the development of technologies to treat landfill leachate during 2015. The Company incurred consulting fees on these technologies of approximately $161,000 and $252,000 in 2015 and 2014, respectively.

Other income (expense)

Interest expense increased from $1,022,546 in 2014 to $1,439,163 in 2015. The increase is related to the interest accruing on the debt issued by the Company during 2014 and 2015. Interest expense also includes imputed interest for note discounts, beneficial conversion features and deferred financing costs related to the offerings of the debt instruments. The various components of interest expense are summarized in the table below:

Interest Components	2015	2014
1. Interest accrued on notes outstanding and other finance charges.	$654,932	$432,662
2. Amortization of the note discount created by the bifurcation of the warrant value at the time the promissory notes were issued.	415,035	269,460
3. Interest imputed on promissory notes issued with beneficial conversion terms.	158,346	157,453
4. Amortization of the deferred financing costs related to the private offerings in which the promissory notes were sold.	210,850	162,971
TOTAL INTEREST EXPENSE	$1,439,163	$1,022,546

In 2015, the Company recognized $3,208,036 of debt conversion expense pursuant to the conversion of three convertible promissory notes (the “Convertible Notes’) that were converted to common stock in the Comprehensive Transaction (see NOTE 10- PRIVATE OFFERINGS in the accompanying December 31, 2015 consolidated financial statements) at a conversion rate substantially less than the original conversion rate stated in the Convertible Notes. Although these Convertible Notes were converted to common stock at a conversion rate equal to or greater than the market rates at the time of conversion, accounting principles generally accepted in the United States (“GAAP”) requires that such conversions be treated as induced conversions with an expense recognized equal to the fair value of the securities and other consideration transferred in the transaction in excess of the fair value of the securities issuable pursuant to the original conversion terms, with such fair value being measured as of the date the inducement offer is accepted by the convertible debt holder. The debt conversion expense was calculated as the difference between the number of shares issued upon conversion of the Convertible Notes (152,846,571 shares), less the number of shares of common stock that would have been issued if the Convertible Notes had been converted at their original conversion price (9,229,148 shares), multiplied by the market value of the shares on the date of conversion (ranging from $0.0175 to $0.0231).

Liquidity and Capital Resources

Liquidity

At December 31, 2015, the Company had a working capital deficiency of approximately $1,713,000 compared to a working capital deficit of approximately $7,727,000 at December 31, 2014. This decrease in the working capital deficit during 2015 is primarily attributable to the Comprehensive Financing Transaction (see NOTE 13 – PRIVATE PLACEMENTS in the accompanying December 31, 2015 consolidated financial statements), that closed in two stages during the fourth quarter of 2015. In this transaction, the Company converted approximately $10.8 million of outstanding debt, including promissory notes, accrued interest and other debts, into common stock of the Company and sold $2.55 million of the Company’s common stock for cash.

To date, the Company has not generated sufficient revenue to cover its operating costs and continues to operate with negative cash flow. At December 31, 2015, our cash balance was $682,860, representing less than 2 months of historical negative cash flows from operations. While we expect to achieve significant sales growth over the long-term, continued negative cash flow from operations is expected in the short term.

The Company will require additional capital to maintain current operations until sales revenues grow sufficiently to provide such capital. The Company also has approximately $1,258,000 of short term debt, including accrued interest, which will become due at various stages during 2016. The Company will need to raise additional capital to retire or refinance this debt. In addition, rapid growth may require the Company to enter into working capital financing arrangements. The Company currently has no such financing commitments in place.

Operations in 2015 and 2014 were funded primarily by proceeds from the issuance of promissory notes with accompanying warrants. The net proceeds from these notes amounted to $2,600,000 in 2015 and approximately $5,017,000 in 2014. In addition, in 2015, the Company sold 72,857,145 shares of common stock for $2,550,000 in cash.

Our balance sheet at December 31, 2015 shows approximately $394,000 of net inventory. We anticipate that a financing facility, secured by inventory and accounts receivable, will be a likely means the Company will use to finance inventory and accounts receivable if the Company experiences rapid sales growth. The Company does not currently have such a facility in place and there is no assurance that such a facility can be secured when needed. The current debt outstanding that is secured by the assets of the Company, allows the Company to pursue this type of financing without violating the security interests of the debt holders.

The Company has a bank line of credit with a credit limit of $100,000. The line of credit has an annual interest rate of prime plus 6.75% and requires monthly payment of any interest due plus approximately 1% of the outstanding balance. At December 31, 2015 and 2014, the outstanding balance due on the bank line of credit was zero and the full $100,000 credit limit was available to the Company for borrowing.

In 2013, the Company entered into an agreement (the “Equity Line of Credit”) with Dutchess Opportunity Fund, II, LP (“Dutchess”) whereby Dutchess is irrevocably committed to purchase up to $2 million of ABHD common stock from the Company over the course of 36 months. The aggregate number of shares issuable by the Company and purchasable by Dutchess under the Equity Line of Credit is limited by the dollar amount sold, in this instance no more than $2 million, and will depend upon the trading price of the Company’s shares. The purchase price will be set at 97% of the lowest daily volume weighted average price of the Company’s common stock during the five consecutive trading days beginning on the date of the applicable put. The Company may draw on the Equity Line of Credit from time to time, as and when it determines appropriate in accordance with the terms and conditions of the Equity Line of Credit agreement. As of December 31, 2015, the Company had made no draws on the Equity Line of Credit and has no plans to make draws on the Equity Line of Credit prior to its scheduled expiration in June of 2016.

Operating Activities

The Company had negative cash flow from operations in 2015 of $4.6 million compared to negative cash flows from operations of $5.0 million in 2014. While operating expenses in 2015 were approximately $389,000 higher in 2015 than in 2014, cash used for operations was approximately $413,000 lower in 2015 than in 2014 due largely to an increase in accounts payable during 2015 of $716,000, largely attributable to unpaid legal fees, and a decrease in inventory of approximately $104,000, as the Company used its stock of polymer materials to make products and did not make any major purchases of raw materials in 2015. The Company’s negative cash flow from operations in 2015 and 2014 is the result of the Company incurring the costs of developing and marketing its products in various targeted markets in advance of the expected resultant sales revenues. In both 2015 and 2014, the Company incurred significant non-cash expense items. Of the net losses incurred by the Company in 2015 and 2014, approximately $784,000 and $590,000, respectively, was attributable to interest expense that did not, and will not, require the expenditure of cash because they represent charges to interest expense for the amortization of note discounts and deferred financing costs related to debt issued by the Company. In addition, in 2015 the Company recognized a non-cash expense item of approximately $3,208,000 related to the induced conversion of debt. Similarly, selling, general and administrative expenses of $447,000 and $564,000 in 2015 and 2014, respectively, are related to the non-cash expense items for the value of common stock issued for services rendered and stock based compensation expense.

The Company believes that as distribution channels mature, economic conditions improve and targeted market applications are proven and accepted, the Company will be able to generate sufficient revenue to generate positive cash flow from operations, but can provide no such assurances.

Investing Activities

The Company had capital expenditures of approximately $6,000 in 2015 and $25,000 in 2014. As of December 31, 2015, the Company had no commitments for future capital expenditures. However, if the Company is successful in achieving significant sales growth in 2016, it will need to acquire approximately $250,000 of equipment for the manufacture of its new heavy-metal filtration media and may need to expand its manufacturing capacity or outsource some of its manufacturing. The Company expects to be able to finance these potential capital expenditures with leases or other asset-backed financing.

Financing Activities

Net cash provided by financing activities for the years ended December 31, 2015 and 2014 amounted to approximately $4.3 million and $4.9 million, respectively. The net cash provided by financing activities for the year ended December 31, 2015 included proceeds of $2.6 million from debt financing and $2.55 million from the issuance of common stock. The Company also repaid approximately $875,000 of debt in 2015. In 2014, the Company received approximately $5 million of proceeds from debt financing and $29,000 from the exercise of warrants and stock options. The Company also used its bank line of credit in 2015 and 2014, making draws of $266,000 and $205,000, respectively, in each year. These draws were repaid during each year and the balance due on the bank line of credit was zero at December 31, 2015 and 2014.

Going Concern and Management’s Plans

The accompanying December 31, 2015 consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As discussed in NOTE 2 to the accompanying December 31, 2015 consolidated financial statements, we have not achieved a sufficient level of revenues to support our business and have suffered substantial recurring losses from operations since our inception, resulting in a significant accumulated deficit. These factors raise substantial doubt about the Company’s ability to continue operations as a going concern. As such, the Company’s independent registered public accounting firm, in their report dated March 30, 2016, included an emphasis-of-matter paragraph with respect to our financial statements for the fiscal year ended December 31, 2015 concerning the Company’s assumption that we will continue as a going concern. The accompanying December 31, 2015 consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustment that might be necessary should the Company be unable to continue as a going concern. Management believes that the Company’s ability to continue as a going concern will be dependent on its ability to raise additional capital and/or generate significant sales growth in the short term. The Company’s ability to achieve these objectives cannot be determined at this time. Management’s plans in regard to these matters are described in NOTE 2 to the accompanying December 31, 2015 consolidated financial statements. If the Company is unable to raise additional capital and/or generate significant sales growth in the near term there is a risk that the Company could default on debt maturing during 2016 and could be required to significantly reduce the scope or cease its operations if no other means of financing its operations are available.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations, including the discussion on liquidity and capital resources, are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management re-evaluates its estimates and judgments. Management bases the estimates on historical experience and on various other factors that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. For any given individual estimate or assumption we make, it is possible that other people applying reasonable judgment to the same facts and circumstances could develop different estimates. Actual results may materially differ from these estimates under different assumptions or conditions.

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

The following table summarizes the weighted average of fair value and the significant assumptions used in applying the Black-Scholes model for options granted in 2015 and 2014:

	2015	2014
Weighted average fair value for options granted	$0.18	$0.23
Weighted average assumptions used:
Expected dividend yield	0.0%	0.0%
Expected volatility	64.7%	65.9%
Risk-free interest rate	1.27%	1.58%
Expected life (in years)	4.9	4.6

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission Internal Control—Integrated Framework 2013. We have concluded that our internal control over financial reporting was effective as of December 31, 2015.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission.

March 30, 2016

Glenn R. Rink	Lane J. Castleton
President, Chief Executive Officer	Vice President, Treasurer, Chief Financial Officer

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2015, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

There were no items requiring reporting on Form 8-K that were not reported on Form 8-K during the fourth quarter of the year covered by this Form 10-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item will be set forth in the Company’s Proxy Statement for the 2016 Annual Meeting of Shareholders or in a subsequent amendment to this report. All such information that is provided in the Proxy Statement is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this item will be set forth in the Company’s Proxy Statement for the 2016 Annual Meeting of Shareholders or in a subsequent amendment to this report. All such information that is provided in the Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be set forth in the Company’s Proxy Statement for the 2016 Annual Meeting of Shareholders or in a subsequent amendment to this report. All such information that is provided in the Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item will be set forth in the Company’s Proxy Statement for the 2016 Annual Meeting of Shareholders or in a subsequent amendment to this report. All such information that is provided in the Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item will be set forth in the Company’s Proxy Statement for the 2016 Annual Meeting of Shareholders or in a subsequent amendment to this report. All such information that is provided in the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES.

(a)	Financial Statements and Financial Statement Schedules

(1)	Financial Statements are listed in the Index to Financial Statements on page F-1 of this report.

(b)	Exhibits

2.1	Agreement and Plan of Merger, dated July 17, 2010, by and among the Registrant, Abtech Merger Sub, Inc., and AbTech Industries, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the SEC on July 22, 2010)

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated September 17, 2010, by and among the Registrant, Abtech Merger Sub, Inc., and AbTech Industries, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the SEC on September 22, 2010).

3.1	Certificate of Incorporation (incorporated by reference to the Registrant’s Registration Statement on Form SB-2 filed on July 27, 2007, Registration No. 333-144923)

3.2	Articles of Incorporation (incorporated by reference to the Registrant’s Registration Statement on Form SB-2 filed on July 27, 2007, Registration No. 333-144923)

3.3	Bylaws (incorporated by reference to the Registrant’s Registration Statement on Form SB-2 filed on July 27, 2007, Registration No. 333-144923)

3.4	Amendment to Articles of Incorporation (incorporated by reference to our Current Report on Form 8-K filed on June 16, 2010)

3.5	Certificate of Change to Articles of Incorporation (filed as Exhibit 3.1 to our Current Report on Form 8-K filed on January 6, 2016)

4.1	Stock Specimen (incorporated by reference to the Registrant’s Registration Statement on Form SB-2 filed on July 27, 2007, Registration No. 333-144923)

4.2	Form of Common Stock Purchase Warrant (filed as Exhibit 4.1 to our Current Report on Form 8-K filed on November 10, 2015 and incorporated herein by reference)

10.1	Transfer Agent Agreement (filed as Exhibit 10.1 to our Annual Report on Form 10-K filed on March 30, 2012 and incorporated herein by reference.)

10.2	Form of Employment Agreement dated May 13, 2009, by and between Glenn R. Rink and AbTech Industries, Inc. (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on February 14, 2011 and incorporated herein by reference)

10.3	Employment Agreement dated May 13, 2009 by and between Lane J. Castleton and AbTech Industries, Inc. (filed as Exhibit 10.3 to our Current Report on Form 8-K filed on February 14, 2011 and incorporated herein by reference)

10.4	Form of Indemnification Agreement between Abtech Holdings, Inc. and each member of its Board of Directors (filed as Exhibit 10.4 to our Current Report on Form 8-K filed on February 14, 2011 and incorporated herein by reference)

10.5	AbTech Industries, Inc. 2007 Stock Plan (filed as Exhibit 10.6 to our Current Report on Form 8-K filed on February 14, 2011 and incorporated herein by reference)

10.6	Form of AbTech Industries, Inc. 2007 Incentive Stock Option Agreement (filed as Exhibit 10.7 to our Current Report on Form 8-K filed on February 14, 2011 and incorporated herein by reference)

10.7	Form of AbTech Industries, Inc. 2007 Non-qualified Stock Option Agreement (filed as Exhibit 10.8 to our Current Report on Form 8-K filed on February 14, 2011 and incorporated herein by reference)

10.8	Form of AbTech Industries, Inc. Warrant Agreement (filed as Exhibit 10.9 to our Current Report on Form 8-K filed on February 14, 2011 and incorporated herein by reference)

10.9	Contract for Services, dated October 8, 2013, between AbTech Industries, Inc., and Nassau County, a municipal corporation acting on behalf of the County Department of Public Works (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on November 14, 2013 and incorporated herein by reference)

10.10	Investment Agreement, dated June 25, 2013, between the Company and Dutchess Opportunity Fund, II, L.P. (filed as Exhibit 1.1 of the Amendment No. 1 to the Registration Statement on Form S-1 as filed on July 29, 2013, Registration No. 333- 189587, and incorporated herein by reference)

10.11	Registration Rights Agreement, dated June 25, 2013, between the Company and Dutchess Opportunity Fund, II, L.P. (filed as Exhibit 1.2 of the Amendment No. 1 to the Registration Statement on Form S-1 as filed on July 29, 2013, Registration No. 333- 189587, and incorporated herein by reference)

10.12	Credit Agreement, as of March 23, 2015, by and between the Company and Golden Properties Ltd., related to the private placement that closed on March 23, 2015 (file as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 15, 2015 and incorporated herein by reference)

10.13	Credit Agreement, dated as of March 23, 2015, by and between the Company and Golden Properties Ltd., related to the private placement that closed on April 13, 2015 (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on August 14, 2015 and incorporated herein by reference)

10.14	Form of Credit Agreement related to the private placement that closed on May 28, 2015 (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on August 14, 2015 and incorporated herein by reference)

10.15	Form of Prefunding Agreement, executed by and among Abtech Holdings, Inc. and the following Purchasers: Golden Properties Ltd., Hugo Neu Corporation, Donald R. Kendall, Jr., The Harry Mittelman Revocable Living Trust and Christopher Davis (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on November 10, 2015 and incorporated herein by reference)

10.16	Debt Conversion Agreement, dated November 2, 2015, by and between Abtech Holdings, Inc. and Golden Properties Ltd. (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on November 10, 2015 and incorporated herein by reference)

10.17	Debt Conversion Agreement, dated November 2, 2015, by and between the Company and Alexander Mouldovan (filed as Exhibit 10.3 to our Current Report on Form 8-K filed on November 10, 2015 and incorporated herein by reference)

10.18	Financing Agreement, dated October 19, 2015, by and among the Company and the Financing Agreement Parties named therein (filed as Exhibit 10.4 to our Current Report on Form 8-K filed on November 10, 2015 and incorporated herein by reference)

10.19	Amendment to Financing Agreement, dated November 4, 2015, by and among the Company and parties to the Financing Agreement (filed as Exhibit 10.5 to our Current Report on Form 8-K filed on November 10, 2015 and incorporated herein by reference)

21*	List of Subsidiaries

24.1	Power of Attorney (See Signature Page)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32**	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed Herewith
**	Furnished Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABTECH HOLDINGS, INC.

Date: March 30, 2016	By:	/s/ Glenn R. Rink
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

Date: March 30, 2016	By:	/s/ Glenn R. Rink
Glenn R. Rink
Chief Executive Officer,
President and Director

Date: March 30, 2016	By:	/s/ Lane J. Castleton
Lane J. Castleton
Chief Accounting Officer, Chief Financial
Officer, Vice President, Secretary and
Treasurer

Date: March 30, 2016	By:	/s/ William S. Brennan
William S. Brennan, Director

Date: March 30, 2016	By:	/s/ David Greenwald
David Greenwald, Director

Date: March 30, 2016	By:	/s/ A. Judson Hill
A. Judson Hill, Director

Date: March 30, 2016	By:	/s/ Dipak P. Jogia
Dipak P. Jogia, Director

Date: March 30, 2016	By:	/s/ William C. McCartney
William C. McCartney, Director

Date: March 30, 2016	By:	/s/ Karl Seitz
Karl Seitz, Director

Date: March 30, 2016	By:	/s/ Jonathan Thatcher
Jonathan Thatcher, Director, Vice President
and Chief Operating Officer

ABTECH HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED

DECEMBER 31, 2015 AND 2014

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of

Abtech Holdings, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Abtech Holdings, Inc. and subsidiaries as of December 31, 2015 and 2014 and the related consolidated statements of operations, changes in stockholders’ equity (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Abtech Holdings, Inc. and subsidiaries at December 31, 2015 and 2014, and the results of its operations, changes in stockholders’ equity (deficiency), and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Semple, Marchal & Cooper, LLP

Certified Public Accountants

Phoenix, Arizona

March 30, 2016

ABTECH HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31,

	2015	2014
ASSETS
Current assets
Cash and cash equivalents	$682,860	$1,049,460
Accounts receivable – trade, net	103,188	127,435
Inventories, net	394,469	498,214
Deferred charges, net	-	198,090
Prepaid expenses and other current assets	24,594	37,995
Total current assets	1,205,111	1,911,194

Fixed assets, net	41,669	56,830
Security deposits	33,940	33,940
Deferred charges, net	-	12,760
Total assets	$1,280,720	$2,014,724

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities
Accounts payable	$1,355,385	$642,910
Accounts payable – related party	9,433	5,545
Loans from shareholder	9,000	9,000
Notes payable, net of discount	350,000	1,572,325
Notes payable – related party, net of discount	-	2,680,294
Convertible promissory notes, net of discounts	750,000	935,566
Convertible promissory notes – related party, net of discounts	-	3,061,841
Capital lease obligation – current portion	-	2,731
Customer deposits	-	2,242
Accrued interest payable	149,383	462,356
Accrued expenses	294,449	263,801
Total current liabilities	2,917,650	9,638,611

Related party loan	78,472	84,669
Convertible promissory notes – related party – noncurrent portion, net of discounts	-	569,491
Total liabilities	2,996,122	10,292,771

Commitments and contingencies

Stockholders’ equity (deficiency)
Common stock, $0.001 par value; 800,000,000 authorized shares; 501,678,288 and 68,543,002 shares issued and outstanding at December 31, 2015 and 2014, respectively	501,678	68,543
Additional paid-in capital	61,027,567	44,359,358
Non-controlling interest	(3,493,351)	(2,768,397)
Accumulated deficit	(59,751,296)	(49,937,551)
Total stockholders’ equity (deficiency)	(1,715,402)	(8,278,047)
Total liabilities and stockholders’ equity (deficiency)	$1,280,720	$2,014,724

The accompanying notes are an integral part of these consolidated financial statements.

ABTECH HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31,

	2015	2014

Net revenues	$512,731	$606,885

Cost of revenues	450,935	481,866
Gross profit	61,796	125,019

Operating expenses:
Selling, general and administrative	4,822,825	4,018,971
Research and development	1,130,498	1,544,858
Total operating expenses	5,953,323	5,563,829

Operating loss	(5,891,527)	(5,438,810)

Other income (expense):
Interest expense	(1,439,163)	(1,022,546)
Debt conversion expense	(3,208,036)	-
Other income	27	99
Total other income (expense), net	(4,647,172)	(1,022,447)

Net loss before income taxes	(10,538,699)	(6,461,257)

Provision for income taxes	-	-
Net loss	(10,538,699)	(6,461,257)
Net loss attributable to non-controlling interest	(724,954)	(616,770)
Net loss attributable to controlling interest	$(9,813,745)	$(5,844,487)

Basic and diluted loss per common share	$(0.11)	$(0.09)

Basic and diluted weighted average number of shares outstanding	89,663,926	67,964,756

The accompanying notes are an integral part of these consolidated financial statements.

ABTECH HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

	Common Stock		Additional		Non-
	Shares	Amounts	paid-in capital	Accumulated deficit	controlling interest	Total
Balance at December 31, 2013	67,883,879	$67,883	$43,372,392	$(44,093,064)	$(2,151,627)	$(2,804,416)
Stock-based compensation expense			377,051			377,051
Value of warrants issued with debt			393,804			393,804
Shares issued for exercise of options and warrants	91,321	92	29,304			29,396
Shares issued for services	567,802	568	186,807			187,375
Net loss				(5,844,487)	(616,770)	(6,461,257)
Balance at December 31, 2014	68,543,002	68,543	44,359,358	(49,937,551)	(2,768,397)	(8,278,047)
Shares issued for conversion of debt and accrued interest	359,019,808	359,020	10,411,574			10,770,594
Debt conversion expense			3,208,036			3,208,036
Stock-based compensation expense			301,046			301,046
Value of warrants issued with debt			125,919			125,919
Shares issued for cash	72,857,145	72,857	2,477,143			2,550,000
Shares issued for services	1,258,333	1,258	144,491			145,749
Net loss				(9,813,745)	(724,954)	(10,538,699)
Balance at December 31, 2015	501,678,288	$501,678	$61,027,567	$(59,751,296)	$(3,493,351)	$(1,715,402)

The accompanying notes are an integral part of these consolidated financial statements.

ABTECH HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

	2015	2014
Operating Activities
Net loss	$(10,538,699)	$(6,461,257)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	20,842	28,151
Common stock issued for services rendered	145,749	187,375
Stock-based compensation expense	301,046	377,051
Interest related to beneficial conversion feature	158,346	157,453
Note discount amortized as interest	415,035	269,460
Deferred charges expensed as interest	210,850	162,971
Debt conversion expense	3,208,036	-
Changes in operating assets and liabilities:
Accounts receivable, net	24,247	50,872
Inventories, net	103,745	(94,775)
Prepaid expenses and other current assets	13,401	(4,801)
Accounts payable	716,363	(45,925)
Customer deposits	(2,242)	(40,950)
Accrued interest payable	565,642	426,294
Accrued expenses	30,648	(51,923)
Net cash used in operating activities	(4,626,991)	(5,040,004)

Investing Activities
Purchases of fixed assets	(5,681)	(24,558)
Net cash used in investing activities	(5,681)	(24,558)

Financing Activities
Proceeds from issuance of common stock	2,550,000	-
Proceeds from exercise of warrants and options	-	29,396
Proceeds from notes payable	2,600,000	5,016,979
Repayment of notes payable	(875,000)	-
Draws on bank line of credit	266,000	205,000
Repayments on bank line of credit	(266,000)	(205,000)
Debt issue costs	-	(135,519)
Repayments under capital lease obligation	(2,731)	(3,923)
Net decrease in due to related party	(6,197)	(5,895)
Net cash provided by financing activities	4,266,072	4,901,038

Net change in cash and cash equivalents	(366,600)	(163,524)
Cash and cash equivalents at beginning of period	1,049,460	1,212,984
Cash and cash equivalents at end of period	$682,860	$1,049,460

Supplemental cash flow information:
Cash paid for interest	$89,290	$6,367
Cash paid for income taxes	$-	$-
Noncash investing and financing activities:
Debt converted to common stock, including accrued interest	$10,770,594	$-
Unamortized portion of debt discount	$-	$447,462
Warrants issued with debt	$125,919	$393,804

The accompanying notes are an integral part of these consolidated financial statements.

ABTECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

NOTE 1 – BUSINESS AND SUMMARY OF ACCOUNTING POLICIES

Organization and Description of Business

Abtech Holdings, Inc. (“ABHD” or the “Company”) was incorporated under the laws of the State of Nevada on February 13, 2007, with authorized capital stock of 300,000,000 shares of common stock at $0.001 par value. During 2015, the number of authorized shares of capital stock was increased to 800,000,000.

AbTech Industries, Inc. (“AbTech”), a Delaware corporation with an authorized capital of 15,000,000 shares of $0.01 par value common stock and 5,000,000 shares of $0.01 par value preferred stock, was acquired by ABHD in a reverse acquisition transaction (the “Merger”) on February 10, 2011.

The Company is an environmental technologies firm that provides innovative solutions to address issues of water pollution. The Company has developed and patented the Smart Sponge® polymer technology. This technology’s oil absorbing capabilities make it highly effective as a filtration media to remove hydrocarbons and other pollutants from flowing or pooled water. The principal markets for the Company’s products are North America, Central America and Europe although the Company markets its products globally. The Company is headquartered in Scottsdale, Arizona and has a manufacturing facility located in Phoenix, Arizona.

In 2012, the Company formed a subsidiary, AEWS Engineering, LLC (“AEWS”), an independent civil and environmental engineering firm, established to provide engineering and technology innovation to the water infrastructure sector. AEWS was initially owned 80% by the Company and 20% by a former executive officer of AEWS. In May 2015, AEWS became a wholly owned subsidiary of the Company upon the relinquishment of the 20% interest previously held by the former executive officer. Accordingly, the operations of AEWS for the periods reflected in these consolidated financial statements are allocated 100% to the Company. AEWS has an office located in Raleigh, North Carolina and its operations since inception were focused on setting up the business and pursuing new business development activities. As of December 31, 2015 the operations of AEWS had been transferred to AbTech and AEWS is dormant.

In 2013, the Company formed a wholly-owned subsidiary in the United Kingdom, AbTech Industries (UK) Limited (“AbTech UK”). The Company intended to use this subsidiary to conduct operations in the UK and potentially other European countries; however, as of December 31, 2015, AbTech UK had not initiated operations and had no financial transactions.

AbTech’s wholly-owned subsidiary, Environmental Security Corporation (“ESC”), was formed by the Company in 2003 to develop a sensor array technology designed to detect impurities in water flows. ESC owns a U.S. patent on this technology and has acquired rights to another monitoring technology, but otherwise had no operations during either 2015 or 2014.

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

Significant estimates are used in determining the allowance for doubtful accounts and obsolete inventory, in valuing stock-based compensation, in valuing warrants and in determining the classification of conversion options embedded in convertible promissory notes. Due to the uncertainties inherent in the formulation of accounting estimates, and the significance of these items, it is reasonable to expect that the estimates in connection with these items could be materially revised within the next year.

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

•	Cash and cash equivalents – Financial instruments that subject the Company to credit risk are cash balances maintained in excess of federal depository insurance limits. At December 31, 2015, the Company had $340,803 in cash or cash equivalent balances which were not federally insured by the Federal Deposit Insurance Corporation. To date, the Company has not experienced any losses in such accounts and believes the exposure is minimal.
•	Major customers and accounts receivable – Major customers represent any customer that accounts for more than 10% of revenues for the year. During 2015, the Company had two customers that accounted for 22% and 12%, respectively, of revenues and whose accounts receivable balances (unsecured) accounted for approximately 0% and 59%, respectively, of accounts receivable at December 31, 2015. During 2014, the Company had two customers that accounted for 15% and 11%, respectively, of revenues and whose accounts receivable balances (unsecured) accounted for approximately 11% and 0%, respectively, of accounts receivable at December 31, 2014.
•	Supplier – Major suppliers represent any vendor that accounts for more than 10% of purchases for the year. During 2015, the Company had two vendors that accounted for 50% and 17%, respectively, of its purchases. These vendors had an accounts payable balance of $1,590 and $190, respectively, at December 31, 2015. During 2014, the Company had three vendors that accounted for 37%, 17% and 17%, respectively, of its purchases. These vendors had an accounts payable balance of $0, $3,690 and $0, respectively, at December 31, 2014.

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

Warranty Accrual – The Company’s products are subject to warranty periods of one year or less. The warranty accrual (see NOTE 8 – ACCRUED EXPENSES) is based on management’s best estimate of expected costs associated with product failure and historical product failures. The Company has not incurred any significant warranty claims to date.

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

Deferred Charges – Deferred charges are costs incurred in connection with the issuance of debt. These costs are capitalized as an asset and amortized over the term of the debt using the effective interest method. Interest expense related to the amortization of these deferred charges totaled $210,850 in 2015 and $162,971 in 2014.

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

In 2015 and 2014, the Company recognized revenue from the sale of its Smart Sponge® and Smart Sponge Plus products, including Ultra-Urban® Filters, Line Skimmers, Passive Skimmers and Smart Paks®. The Smart Paks are usually sold as a component of an engineered system such as an end-of-pipe vault or other larger multi-product treatment train. The Company provides engineering design services on some engineered solutions. Revenues from design services are recognized at the time the engineering services are rendered.

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

Allowance for Doubtful Accounts – The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowances are calculated based on a detailed review of individual customer accounts, historical rates and an estimation of the overall economic conditions affecting the Company’s customer base. The Company reviews a customer’s credit history before extending credit. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company charges off uncollectible receivables when all reasonable collection efforts have been taken. The allowance for doubtful accounts was $4,000 at December 31, 2015 and $35,000 at December 31, 2014.

Customer Deposits – The Company occasionally receives prepayments or deposits from customers for products they order or intend to order. In such cases the prepayment or deposit is initially recorded as a liability (customer deposits) and is only recognized as revenue when the ordered products are shipped and the risks and rewards of ownership have been transferred to the customer.

Cost Recognition – Cost of revenues includes all direct material and labor costs and those indirect costs of bringing raw materials to sale condition, including depreciation of equipment used in manufacturing and shipping and handling costs. Selling, general, and administrative costs are charged to operating expenses as incurred. Research and development costs are expensed as incurred and are included in operating expenses. Advertising costs are expensed as incurred. Total advertising costs for 2015 and 2014 were $12,700 and $13,280, respectively.

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

Compensation expense for stock options is recorded ratably over the vesting period using the estimated fair value on the date of grant, as calculated by the Company using the Black-Scholes model. The Company classifies all share-based awards as equity instruments.

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

Net Loss Per Share – Basic net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period. The Company has other potentially dilutive securities outstanding that are not shown in a diluted net loss per share calculation because their effect in both 2015 and 2014 would be anti-dilutive. These potentially dilutive securities include Series A Preferred Stock, options, warrants and convertible promissory notes (see NOTES 10 and 11), and total 26,762,036 shares at December 31, 2015 and 32,486,223 shares at December 31, 2014.

Conversion Options – The Company will bifurcate conversion options embedded in financial instruments and account for them at fair value if required. Currently, the Company has determined that none of its embedded conversion options require bifurcation.

Reclassification of Prior Year Amounts – Certain prior year numbers have been reclassified to conform to the current year presentation. In the Consolidated Statement of Cash Flows, the draws and repayments made on the bank line of credit are shown in separate line items in this year’s report, whereas in the prior year’s presentation these amounts were combined and the resulting net amount of zero was not shown as a line item on the report. These reclassifications had no effect on the Company’s net loss or net loss per share.

Recent Accounting Pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements that are of significance, or potential significance, to the Company.

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

In June 2014, the FASB issued ASU No. 2014-12, "Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period" ("ASU 2014-12"). ASU 2014-12 provides explicit guidance on whether to treat a performance target that could be achieved after the requisite service period as a performance condition that affects vesting, or as a non-vesting condition that affects the grant-date fair value of an award. The update requires that compensation costs are recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. This update is effective for the annual periods and interim periods within those annual periods, beginning after December 15, 2015. The Company has determined that this guidance would have no effect if applied to options outstanding during 2015 and will have no impact on any stock options outstanding at December 31, 2015. However, this guidance could impact options granted in the future if vesting is based upon achievement of performance targets.

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

In April 2015, the FASB issued ASU No. 2015-3, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” which provides that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. Currently, the Company recognizes such debt issuance costs as separate assets under the caption “deferred charges.” Upon adoption of this new standard, the Company will reclassify the deferred charges as direct deductions from the carrying amounts of the corresponding debt liabilities. The standard takes effect for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. While early adoption is permitted, the Company has elected not to adopt this guidance for the balance sheets dated December 31, 2015 and 2014 because all deferred charges were fully amortized during 2015, and there were no deferred charges outstanding at December 31, 2015.

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

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes,” which requires that entities classify deferred tax liabilities and assets as noncurrent in a classified statement of financial position. This update is effective for public entities for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company expects that this update will have no effect on the Company’s current presentation of deferred tax assets and liabilities because such assets and liabilities have been reduced to zero by the deferred tax valuation allowance (see NOTE 9 – INCOME TAXES).

In January 2016, the FASB issued ASU No. 2016-1, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments and affects all entities that hold financial assets or owe financial liabilities. The update takes effect for public entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the new standard and its potential impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which, among other provisions, requires lessees to recognize lease assets and lease liabilities for those leases classified as operating leases under previous GAAP. Under this new provision, a lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years for public entities. The Company expects that these amendments will significantly affect the manner in which operating leases are currently presented in its financial statements and is currently evaluating the new standard and the scope of its impact on the Company’s consolidated financial statements.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and has incurred net losses since its inception. These losses, with the associated substantial accumulated deficit, are a direct result of the Company’s product development activities and the costs of introducing its technologies to the market and pursuing market acceptance. In view of these matters, realization of a major portion of the assets in the accompanying consolidated balance sheets is dependent upon continued operations of the Company which in turn is dependent upon the Company’s ability to meet its financing requirements, and the success of its future operations. The Company operates in a new, developing industry with a variety of competitors. These factors raise substantial doubt about the Company’s ability to continue as a going concern. As a result, the Company’s independent registered public accounting firm included an emphasis-of-matter paragraph with respect to the accompanying consolidated financial statements, expressing uncertainty regarding the Company’s assumption that it will continue as a going concern.

In order to continue as a going concern, the Company will need to generate additional revenue and obtain additional capital to fund its operating losses and service its debt. Management’s plans in regard to these matters are described as follows:

Sales and Marketing. Historically, the Company has generated revenues by selling its products directly to end customers, through distributors in key geographic markets and in recent years through alliances to penetrate key market segments such as municipal stormwater, federal facilities and industrial process water. The Company, including AEWS, pursued contracts that would enable it to bring its stormwater expertise to bear in all phases of rebuilding projects, including the design, installation and operation of water treatment systems. The Company signed its first contract for such a project with the County of Nassau in October 2013. After more than a year of work on this project which progressed slowly and was hampered by many delays, the contract was suspended by Nassau County in May 2015, following the announcement of the federal investigation of a state senator, Dean Skelos, and his son Adam Skelos, who had acted as a consultant to the Company. As a consequence of the negative publicity for the Company surrounding these events, the Company began to direct a greater portion of its sales efforts towards non-stormwater applications of its products in commercial and industrial markets, while continuing to support stormwater product sales through direct sales staff and through distributors in international markets. In 2015, the Company hired a team of seasoned sales professionals with extensive experience in industrial markets. Through its research and development efforts the Company has made strides to develop or refine products for these new markets intended to provide effective solutions for the treatment of produced water in the mining and drilling (fracking) industries, filtration of process water used in industrial applications and the filtration of heavy metals from water in a variety of applications. These developments show promise for future revenues once the products and systems being developed for these markets are proven and refined. For further information regarding these matters, see PART I, Item 3. “Legal Proceedings”.

Financing. To date, the Company has financed its operations primarily with loans from shareholders, private placement financings and sales revenue. During 2015 the Company strengthened its balance sheet by completing a financing transaction that included the conversion of approximately $10.8 million of debt and accrued interest into common stock and $2.55 million of cash proceeds to the Company from the issuance of new shares of common stock. Management believes that with continued validation of its water treatment solutions for the stormwater, industrial and commercial markets, and an improving economy, sales revenue can grow significantly, thus enabling the Company to reverse its negative cash flow from operations and raise additional capital as needed. However, there is no assurance that the Company’s overall efforts will be successful.

If the Company is unable to generate significant sales growth in the near term and raise additional capital, there is a risk that the Company could default on debt maturing during 2016, and could be required to discontinue or significantly reduce the scope of its operations if no other means of financing operations are available. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustment that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - INVENTORIES

Inventories consist of the following at December 31,:

	2015	2014
Raw materials	$90,955	$94,817
Work in process	337,414	478,145
Finished goods	33,100	35,252
Reserve for obsolescence	(67,000)	(110,000)
Total	$394,469	$498,214

NOTE 4 - FIXED ASSETS

Fixed assets consist of the following at December 31,:

	2015	2014
Furniture and fixtures	$129,656	$131,110
Computer equipment	58,417	61,317
Machinery and equipment	266,669	295,213
Leasehold improvements	31,830	31,830
Total cost	486,572	519,470
Less accumulated depreciation	(444,903)	(462,640)
Net book value	$41,669	$56,830

Depreciation expense charged to operations during 2015 and 2014 was $20,842 and $28,151, respectively.

NOTE 5 - COMMITMENTS

Capital Leases – In 2012, AEWS, entered into a capital lease for the purchase of telephone equipment with a cost of $11,599. Annual depreciation expense on this equipment was $2,905 and $3,864 in 2015 and 2014, respectively, leaving an accumulated depreciation balance at December 31, 2015 and 2014 of $11,599 and $8,694, respectively. This lease ended in September 2015 and the equipment became the property of AEWS. The Company had no other capital leases at December 31, 2015.

Operating Leases – The Company leases office and warehouse space, office equipment and an automobile under various noncancelable operating leases that extend through October 2018. Total rental expense charged to operations during the years ended December 31, 2015 and 2014, were $414,830 and $402,904, respectively. Because some of the Company’s leases contain escalating lease payments during their terms, the Company recognizes rental expense for these leases as a straight-line amortization of the total lease expense to be paid over the term of the leases. The difference between the amount of rent expensed and the amount of rent actually paid under the leases is included in accrued expenses as deferred rent (see NOTE 8 – ACCRUED EXPENSES). Future annual minimum lease payments for the next five years, under noncancelable operating leases with initial or remaining terms of one year or more, as of December 31, 2015, are as follows:

Year	2016	2017	2018	2019	2020	Thereafter	Total
Amount	$356,852	$341,523	$162,866	$-	$-	$-	$861,241

Indemnification Agreements - The Company enters into indemnification provisions under its agreements with officers and directors and companies in its ordinary course of business, typically with business partners, customers, landlords, lenders and lessors. Under these provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2015 and 2014.

Other Commitments – The Company has commitments for telecommunications service and research and development activities with minimum future payments as follows:

Year	2016	2017	2018	2019	2020	Thereafter	Total
Amount	$155,897	$150,000	$150,000	$50,000	$-	$-	$505,897

NOTE 6 - LOANS FROM SHAREHOLDER

Loans from shareholder at December 31, 2015 and 2014 represent a $9,000 demand loan made by a prior Director of the Company to the Company’s subsidiary, ESC. This loan is unsecured and non-interest bearing.

NOTE 7 - RELATED PARTY TRANSACTIONS

Accounts payable; related party – At December 31, 2015, Accounts payable – related party represents $5,183 of advertising fees due to an environmental group for which the Company’s president serves as the Chairman of the Board of Directors and $4,250 owed to executives of the Company for travel expenses. At December 31, 2014, Accounts payable – related party represents $5,545 of advertising fees due to the environmental group for which the Company’s president serves as the Chairman of the Board of Directors.

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

Stock Options – The Company granted 1,525,000 stock options to officers and Directors of the Company in 2015. All of these options expired or were cancelled as of December 31, 2015 without being exercised. In 2015, the Company also granted 40,000 stock options to the Company’s Chief Technology Officer, with an exercise price of $0.34 per share and a 3-year term. The Company granted 320,000 stock options to new directors of the Company in 2014. (see NOTE 11 – STOCKHOLDERS’ DEFICIENCY AND STOCK-BASED COMPENSATION).

Private Placements – Three investors that participated in the private placements completed by the Company during 2015 are considered to be related parties. One of these investors purchased three secured notes from the Company totaling $1,850,000 in 2015. Later in the year, this investor converted these and other Company-issued notes totaling $9,333,611, including interest accrued thereon, into 311,120,369 shares of common stock and purchased an additional 22,857,143 shares of common stock for $800,000 in cash. In addition, this investor received a warrant for the purchase of 200,000 shares of ABHD common stock with an exercise price of $0.098 per share and a 3-year term. In 2014, this investor purchased $1,025,000 of the Secured Notes issued in the $2 Million Offering, $1,762,979 of the notes issued in the $3 Million Offering and the $600,000 2014 Convertible Note, all of which were converted by this investor into common stock in 2015 (see NOTE 13 – Private Placements).

One of the other related party investors purchased from the Company a secured note for $650,000 in 2015 and later in the year converted that note with accrued interest thereon of $19,233 into 22,307,763 shares of common stock and purchased 42,857,143 shares of common stock for $1,500,000 in cash. In addition, this investor received warrants for the purchase of 1,500,000 shares of ABHD common stock with exercise prices ranging from $0.05 to $0.077 per share and 3-year terms.

The other related party investor is an executive officer of the Company who purchased from the Company a secured note for $100,000 in 2015, and later in the year converted that note with accrued interest thereon into 3,438,128 shares of common stock and purchased 1,428,572 shares of common stock for $50,000 in cash. In addition, this investor received a warrant for the purchase of 50,000 shares of ABHD common stock with an exercise price of $0.098 per share and a 3-year term.

NOTE 8 – ACCRUED EXPENSES

Accrued expenses consist of the following at December 31,:

	2015	2014
Accrued payroll	$36,337	$99,838
Deferred rent	58,844	76,849
Accrued vacation	58,103	56,198
Accrued director compensation	134,125	25,750
Accrued warranty reserve	5,000	5,000
Other accruals	2,040	166
	$294,449	$263,801

NOTE 9 - INCOME TAXES

There is no current or deferred tax expense for the years ended December 31, 2015 and 2014 due to the Company’s loss position and the full reserve taken on the Company’s deferred tax asset in both years.

A reconciliation of statutory rates is as follows at December 31,:

	2015	2014
Statutory rate	34.0%	34.0%
State income taxes, net of federal income tax benefit	5.0%	5.0%
Reduction for valuation allowance related to net operating loss carry-forwards and change in permanent differences	-39.0%	-39.0%
	0.0%	0.0%

The tax effects of temporary differences that give rise to deferred tax assets (liabilities) are as follows at December 31,:

	2015	2014
Deferred tax assets (liabilities):
Net operating loss carryforwards	$18,898,000	$16,620,000
Accumulated depreciation	4,000	15,000
Less valuation allowance	(18,902,000)	(16,635,000)
Net deferred tax assets	$-	$-

During the years ended December 31, 2015 and 2014, net deferred tax benefit was approximately $2,267,000 and $1,898,000, respectively. At December 31, 2015 and 2014, the Company had federal loss carryforwards of approximately $50.4 million and $43.7 million, respectively, and state loss carryforwards of approximately $25.5 million and $21.3 million, respectively, which may be available to reduce future taxes, if any. These net operating loss carryforwards expire starting in 2016 through 2035. The net change in the total valuation allowance for the years ended December 31, 2015 and 2014 was a net increase of approximately $2,267,000 and $1,898,000, respectively. Based on the Company’s loss position and the uncertainty of the amount and timing of future taxable income, management believes that it is more likely than not that the Company will not fully realize the benefit of its net deferred tax assets. Pursuant to Internal Revenue Code Section 382, annual utilization of the Company’s net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% is deemed to occur within any three-year period. The Company has not fully analyzed whether such limitation has occurred at this time as the deferred tax asset is fully reserved. However, given the equity issuances in 2015, it is likely that a section 382 limitation has been incurred.

NOTE 10 – PROMISSORY NOTES AND OTHER DEBT

Information regarding the various promissory notes that were outstanding as of December 31, 2015 is set forth in the table below:

	Principal Amount	Interest Rate	Maturity Date	Conversion Rate
Notes payable
Secured note	$100,000	9.5%	1/12/2016(1)	N/A
Secured note	250,000	9.5%	2/11/2016(1)(2)	N/A
Subtotal	350,000

Convertible promissory notes
Unsecured note	250,000	6.5%	4/15/2016(2)	$0.53
Unsecured note	500,000	6.5%	4/15/2016(2)	$0.64
Subtotal	750,000

Total promissory notes	$1,100,000

(1) – The first extension option for these notes was exercised by the Company on their original maturity date. The maturity dates shown are the extended maturity dates and the interest rate shown is the new interest rate in effect for the 90-day period ending on the new maturity date. As a result of the exercise of the extension options on these notes, the number of warrant shares issued with these notes was increased by 17,500 shares. Subsequent to December 31, 2015, the Company exercised its second extension option, extending the maturity date of these notes an additional 90 days, increasing the interest rate to 11.5% and increasing the number of warrant shares by an additional 17,500 shares.

(2) – In March 2016, the Company and the holder of these notes mutually agreed to: (i) allow these notes to convert to common stock of the Company at the conversion price of $0.03 per share, provided that such conversion take place prior to April 15, 2016; and (ii) extend the maturity dates for the unsecured notes to April 15, 2016.

Information regarding the various promissory notes that were outstanding as of December 31, 2014 is set forth in the table below:

	Principal Amount	Discount	Net Amount	Interest Rate	Maturity Date (3)	Conversion Rate
Notes payable
Secured note(4)	$200,000	$5,177	$194,823	7.5%	3/10/2015	N/A
Secured note(4)	200,000	5,177	194,823	7.5%	3/10/2015	N/A
Secured note(4)	300,000	7,765	292,235	7.5%	3/10/2015	N/A
Secured note(4)	50,000	1,294	48,706	7.5%	3/10/2015	N/A
Secured note(4)	125,000	3,236	121,764	7.5%	3/19/2015	N/A
Secured note(5)	100,000	2,935	97,065	7.5%	5/30/2015	N/A
Secured note(5)	100,000	4,893	95,107	7.5%	9/22/2015	N/A
Secured note(5)	104,000	5,073	98,927	7.5%	9/30/2015	N/A
Secured note	100,000	4,222	95,778	7.5%	10/14/2015	N/A
Secured note(5)	100,000	4,830	95,170	7.5%	10/29/2015	N/A
Secured note	250,000	12,073	237,927	7.5%	11/13/2015	N/A
Subtotal	1,629,000	56,675	1,572,325

Notes payable - related party
Secured note(5)	1,025,000	23,992	1,001,008	7.5%	9/10/2015	N/A
Secured note(5)	500,000	22,354	477,646	7.5%	11/18/2015	N/A
Secured note(5)	212,979	10,614	202,365	7.5%	12/18/2015	N/A
Secured note(5)	500,000	24,111	475,889	7.5%	10/28/2015	N/A
Secured note(5)	550,000	26,614	526,386	7.5%	11/26/2015	N/A
Subtotal	2,787,979	107,685	2,680,294

Convertible promissory notes
Unsecured note	250,000	-	250,000	6.5%	6/2/2015	$0.53
Unsecured note	500,000	-	500,000	6.5%	6/2/2015	0.64
Secured note(5)	200,000	14,434	185,566	6.5%	12/6/2015	0.53
Subtotal	950,000	14,434	935,566

Convertible promissory notes - related party
Secured note (5)	3,300,000	238,159	3,061,841	6.5%	12/6/2015	$0.53
Subtotal	3,300,000	238,159	3,061,841

Convertible promissory notes - related party – noncurrent
Secured note (5)	600,000	30,509	569,491	7.5%	11/26/2016	$0.3586
Subtotal	600,000	30,509	569,491
Total promissory notes	$9,266,979	$447,462	$8,819,517

(3) – The maturity dates and interest rates listed for these notes are the original maturity dates and interest rates stated in the notes and in effect as of December 31, 2014. Several of these notes were extended during 2015 resulting in an increased interest rate to 9.5%, or 11.5% if extended twice.

(4) – Each of these notes, with accrued interest thereon, was repaid in 2015.

(5) – In 2015, each of these notes, with accrued interest thereon, was converted into common stock of the Company as part of the Comprehensive Transaction (see NOTE 13 – PRIVATE PLACEMENTS).

The convertible promissory notes are convertible into shares of the Company’s common stock at the indicated conversion rate.

The note discounts resulting from warrants issued with the notes and any beneficial conversion features inherent in the notes, were amortized under the effective interest method over the term of the promissory notes. Interest expense related to the amortization of the discounts on promissory notes for the years ended December 31, 2015 and 2014, was $573,381 and $426,913, respectively. As of December 31, 2015, the note discounts were fully amortized.

The secured notes have a security interest in all of the personal property and other assets of the Company.

Bank Line of Credit

The Company has a bank line of credit with a credit limit of $100,000. This line of credit has an annual interest rate of prime plus 6.75% and requires monthly payment of any interest due plus approximately 1% of the outstanding balance. At December 31, 2015 and December 31, 2014, the outstanding balance due on the bank line of credit was $0.

NOTE 11 – STOCKHOLDERS’ DEFICIENCY AND STOCK-BASED COMPENSATION

Stock Options

The Company grants stock options to officers, directors, employees and consultants under stock plans.

AbTech’s 2007 Stock Plan - Prior to the Merger with ABHD, AbTech issued stock options under a plan (the “2007 Stock Plan”) that allowed up to 15% of the capital stock outstanding of AbTech to be available for awards granted under the plan. Options granted under the plan expire on the earlier of the stated expiration date or, in the case of incentive stock options, ninety days after the date employment ends or, in the case of non-statutory options, 30 days after the optionee ceases to be a service provider to the Company. The stated expiration dates occur between 2016 and 2020. Stock options were granted at the fair market value of the common stock as determined by the Board of Directors on the date of grant and are exercisable subject to vesting provisions and performance objectives. All stock options granted by AbTech outstanding as of the date of the reverse acquisition transaction with ABHD automatically converted into options for the purchase of shares of ABHD common stock at the rate of 5.32 shares of ABHD stock for each share of AbTech stock. Upon the exercise of any of these AbTech stock options, ABHD will issue new authorized shares of its common stock.

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

For the years ended December 31, 2015 and 2014, compensation expense of $301,046 and $377,051, respectively, for stock options accounted for under ASC 718, is included in Selling, general and administrative expense in the consolidated statements of operations. There was no related tax benefit recognized due to the Company’s loss position. At December 31, 2015, the Company had approximately $88,000 of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately one year. During 2015, no stock options were exercised. During 2014, the Company received $6,500 from the exercise of stock options.

Compensation expense was determined from the estimates of fair values of stock options granted using the Black-Scholes option pricing model. The following table summarizes the weighted average of fair value and the significant assumptions used in applying the Black-Scholes model for options granted in 2015 and 2014:

	2015	2014
Weighted average fair value for options granted	$0.18	$0.23
Weighted average assumptions used:
Expected dividend yield	0.0%	0.0%
Expected volatility	64.7%	65.9%
Risk-free interest rate	1.27%	1.58%
Expected life (in years)	4.9	4.6

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

The Company’s stock option activity for the years ending December 31, 2015 and 2014 is summarized below (all share amounts for options granted by AbTech have been restated to give effect to the merger exchange ratio and reflect the equivalent number of ABHD shares):

AbTech Options

	Number of AbTech Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Term
Outstanding at December 31, 2013	1,448,069	$0.70	3.3
Expired	-	-
Outstanding at December 31, 2014	1,448,069	0.70	2.2
Expired	(692,092)	0.70
Outstanding at December 31, 2015	755,977	$0.70	2.1

As of December 31, 2015, there were 755,977 stock options outstanding and exercisable with a weighted average exercise price of $0.70, a weighted average remaining life of 2.1 years and an intrinsic value of zero.

ABHD Options

	Number of ABHD Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Term
Outstanding at December 31, 2013	8,326,794	$0.56	6.2
Granted	554,000	0.43
Exercised	(21,667)	0.30
Expired	(3,387,294)	0.69
Outstanding at December 31, 2014	5,471,833	0.49	6.2
Granted	1,595,000	0.34
Exercised	-
Expired	(2,446,000)	0.43
Outstanding at December 31, 2015	4,620,833	$0.48	5.6

As of December 31, 2015, the 4,620,833 stock options outstanding had an intrinsic value of zero. As of December 31, 2015, there were approximately 4,345,833 stock options exercisable with a weighted average exercise price of $0.46, a weighted average remaining life of 5.4 years and an intrinsic value of zero. Of the non-exercisable stock options outstanding at December 31, 2015, 245,000 stock options vest over time between 2016 and 2018 and 30,000 stock options vest only upon the option holder achieving specific performance objectives prior to the expiration of the option.

The following table summarizes the activity of the shares and weighted-average grant date fair value of the Company’s non-vested common stock options during the years ending December 31, 2015 and 2014:

	Non-vested ABHD Shares
	Number of Shares	Weighted- average grant date fair value
Non-vested at December 31, 2013	4,463,886	$0.32
Granted	554,000	0.23
Vested	(1,345,000)	0.28
Expired	(2,269,300)	0.33
Non-Vested at December 31, 2014	1,403,586	0.30
Granted	1,595,000	0.18
Vested	(1,098,703)	0.27
Expired	(1,624,883)	0.19
Non-Vested at December 31, 2015	275,000	$0.32

Common stock

During 2015, the Company issued 359,019,808 shares of common stock for the conversion of debt and accrued interest totaling approximately $10,771,000, and issued 72,857,145 shares of common stock in a private offering for $2.55 million in cash.

During 2015 and 2014, the Company issued 858,333 and 567,802 shares of common stock, respectively, to Directors of the Company as payment in lieu of cash compensation that was due for their services as Directors during 2013 and 2014. In addition, during 2015, the Company issued 400,000 shares of common stock to a vendor in payment for services rendered to the Company. These shares issued in 2015 and 2014 for services rendered were valued at the closing market price of the Company’s common stock on the measurement date in accordance with the provisions of ASC 505-50-30. The resulting expense for the shares issued in 2015 and 2014 of $145,749 and $187,375, respectively, is included in Selling, general and administrative expense in the consolidated statements of operations for the periods in which the services were rendered.

During 2014, the Company issued 91,321 shares of ABHD common stock upon the exercise of ABHD options and warrants. The Company received cash proceeds of $29,396 from the exercise of these options and warrants in 2014. There were no options or warrants exercised in 2015.

Warrants

During 2015, the Company issued to three investors participating in private placements of promissory notes, warrants for the purchase of 2,770,000 shares of ABHD common stock at an average exercise price of $0.126 per share and a term of 5 years. In 2014, the Company issued to eleven participants in the private offerings of secured promissory notes (see NOTE 13 – PRIVATE PLACEMENTS) warrants for the purchase of 2,508,490 shares of ABHD common stock and issued to the placement agent for these offerings, warrants to purchase 193,598 shares of ABHD common stock. The warrants issued in these offerings in 2014 have an average exercise price of $0.39 per share and a term of 5 years. During 2015, the Company exercised maturity date extension options on several of the promissory notes issued in 2014 and 2015, resulting in the number of warrant shares for the corresponding warrants increasing by 176,149 shares. The value of these warrants issued in 2014 and 2015, which is used to determine the note discount for the corresponding notes, was calculated using the Black-Scholes valuation model. This model uses estimates of volatility, risk free interest rate and the expected term of the warrants, along with the current market price of the Company’s common stock, to estimate the value of the outstanding warrants. Expected volatility is based on historical volatility of the Company’s shares. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of issuance for periods corresponding with the expected term of the warrant. The weighted average grant date fair value of the warrants issued in 2015 and 2014 was $0.04 and $0.14 per share, respectively.

During 2015, the Company also issued to six participants (three of whom are related parties) in a private placement of equity securities, warrants for 1,950,000 shares of common stock at an average exercise price of $0.06 per share and a term of 3 years.

A summary of common stock warrants outstanding at December 31, is as follows:

	AbTech Warrants		ABHD Warrants
	Number of Warrants	Weighted- average Exercise Price	Number of Warrants	Weighted- average Exercise Price
Outstanding at December 31, 2013	1,540,580	$0.74	6,754,259	$0.65
Granted	-	-	2,702,088	0.39
Exercised	-	-	(69,654)	0.33
Expired	(648,314)	0.70	(700,000)	0.56
Outstanding at December 31, 2014	892,266	0.77	8,686,693	0.58
Granted	-	-	4,896,149	0.11
Exercised	-	-	-	-
Expired	(750,297)	0.78	(50,000)	0.80
Outstanding at December 31, 2015	141,969	$0.70	13,532,842	$0.41

The 141,969 exercisable AbTech warrants outstanding at December 31, 2015 expire on July 22, 2016 and have a weighted average remaining life of 0.6 years.

The 13,532,842 exercisable ABHD warrants outstanding at December 31, 2015 expire at various dates through 2020 and have a weighted average remaining life of 2.1 years.

AbTech Series A Convertible Preferred Stock

AbTech has designated 3,500,000 of its 5,000,000 authorized preferred shares as Series A Convertible Preferred Stock (“Series A Stock”) and has 1,212,947 of such shares issued and outstanding at December 31, 2015. These shares represent the non-controlling interest in the Company’s subsidiary as shown on the Consolidated Balance Sheets and Consolidated Statements of Operations. Series A Stock has a par value of $0.01 and no liquidation or dividend preferences.

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

Common shares reserved for future issuance

As of December 31, 2015, ABHD common shares reserved for future issuance were as follows (all shares are stated in ABHD share equivalents):

Conversion of convertible AbTech preferred stock	6,457,467
Shares issuable upon conversion of debt	1,252,948
Stock options outstanding	5,376,810
Warrants to purchase common stock	13,674,811
26,762,036

NOTE 12 – EQUITY LINE OF CREDIT

On June 25, 2013, the Company entered into an agreement (the “Investment Agreement” or “Equity Line of Credit”) with Dutchess Opportunity Fund, II, LP (“Dutchess”) whereby Dutchess is irrevocably committed to purchase up to $2 million of ABHD common stock from the Company over the course of 36 months. The aggregate number of shares issuable by the Company and purchasable by Dutchess under the Investment Agreement is limited by the dollar amount sold, in this instance no more than $2 million, and will depend upon the trading price of the Company’s shares. The purchase price will be set at 97% of the lowest daily volume weighted average price of the Company’s common stock during the five consecutive trading days beginning on the date of the applicable put. The Company may draw on the Equity Line of Credit from time to time, as and when it determines appropriate in accordance with the terms and conditions of the Investment Agreement. The Company has no obligation to utilize the full amount available under the Equity Line of Credit. As of December 31, 2015, the Company had made no draws on the Equity Line of Credit.

NOTE 13 – PRIVATE PLACEMENTS

Private Placements in 2015

In March 2015, the Company issued a secured promissory note to a related party investor for $950,000 (the “March Note”). The proceeds from the March Note were used in April 2015 to repay $875,000 of mature debt plus accrued interest of approximately $71,000. The March Note had a maturity date of March 23, 2016, an interest rate of 7.5% per annum and a junior security interest in the assets of the Company. The purchaser of the March Note also received a warrant for the purchase of 475,000 shares of the Company’s common stock. The warrant has an exercise price of $0.315 per share and expires five years from the date of grant. The March Note, including interest accrued thereon, was converted to common stock in the Comprehensive Transaction described below.

In April 2015, the Company issued a secured promissory note to a related party investor for $250,000 (the “April Note”). The proceeds from the April Note were used for operations and working capital. The April Note, which matured on July 13, 2015 and was then extended 180 days after the Company exercised both 90 day extension options, had an interest rate of 7.5% per annum and a junior security interest in the assets of the Company. The purchaser of the April Note also received a warrant for the purchase of 55,000 shares of the Company’s common stock. The warrant has an exercise price of $0.298 per share and expires five years from the date of grant. Under the terms of the April Note, the Company may extend the maturity date up to two times by 90 days each. Upon exercise of the first extension option, the interest rate increased to 9.5% per annum. Upon exercise of the second extension option, the interest rate increased to 11.5% per annum. The number of warrant shares that the April Note holder is entitled to under the terms of the warrant issued by the Company with the April Note was increased by 10% for each extension option exercised by the Company. The April Note was converted to common stock in the Comprehensive Transaction described below.

In May 2015, the Company issued three secured promissory notes to two related parties and one other investor for an aggregate principal amount of $1,400,000 (the “May Notes”). The proceeds from the May Notes were used for operations and working capital. The May Notes had maturity dates between May 19, 2016 and May 28, 2016, an interest rate of 7.5% per annum and a junior security interest in the assets of the Company. The purchasers of the May Notes also received warrants for the purchase of 2,240,000 shares of the Company’s common stock. The warrants have a weighted average exercise price of $0.082 per share and expire five years from the date of grant. The May Notes were converted to common stock in the Comprehensive Transaction described below.

In November 2015, the Company initiated a comprehensive financing transaction (the “Comprehensive Transaction”) with eight participants (the “Participants”), pursuant to which: (i) the Company converted $10,796,344 of debt (including outstanding notes payable and interest accrued thereon of $10,770,594 and $25,750 of other debt) into 359,878,140 unregistered shares of the Company’s common stock, and (ii) the Company sold 72,857,145 unregistered shares of Common Stock to purchasers for $2,550,000 of cash; for a total transaction value of $13,346,344. Four of the Participants converted debt and purchased common stock, two Participants purchased common stock only, and two Participants converted debt only. In conjunction with the Comprehensive Transaction, the Company issued to certain Participants that provided funding to the Company in advance of the transaction closing, warrants for the purchase of 1,950,000 shares of common stock with exercise prices ranging from $0.050 to $0.098 per share, and a three-year term.

The Comprehensive Transaction closed in two stages. In stage one, which closed on November 10, 2015, $3,945,082 of debt was converted into 131,502,735 shares of Common Stock. Following this conversion, the Board and a majority of the Company’s stockholders approved an increase in the shares of Common Stock that the Company is authorized to issue from 300,000,000 to 800,000,000. The increase was effective on December 28, 2015, following proper notice given to stockholders and upon the filing of a Certificate of Change with the Nevada Secretary of State. The second closing (“Stage Two”), occurred on December 28, 2015, when the remaining debt of $6,851,262 was converted into 228,375,405 shares of Common Stock and the Company issued 72,857,145 shares of common stock for the $2.55 million of equity purchases made by Participants.

Three of the notes payable that were converted to common stock in the Comprehensive Transaction were originally issued with conversion rights. Although these notes were ultimately converted to common stock at or above market rates at the time of conversion, GAAP requires that such conversions be treated as induced conversions with an expense recognized equal to the fair value of the securities and other consideration transferred in the transaction in excess of the fair value of the securities issuable pursuant to the original conversion terms, with such fair value being measured as of the date the inducement offer is accepted by the convertible debt holder. Accordingly, the Company recognized in 2015 debt conversion expense of $3,208,036, calculated as the difference between the number of shares issued upon conversion of the convertible notes (152,846,571 shares), less the number of shares of common stock that would have been issued if the notes had been converted at their original conversion price (9,229,148 shares), multiplied by the market value of the shares on the date of conversion (ranging from $0.0175 to $0.0231).

Private Placements in 2014

The $2 Million Offering

In May 2014, the Company completed a $2 million offering (the “$2 Million Offering”) pursuant to a multi-advance credit facility (the “Facility”). Participants in the $2 Million Offering received secured promissory notes (“Secured Notes”) with an aggregate principal amount of $2,000,000 and accompanying warrants for the purchase of an aggregate of 1,000,000 shares of ABHD common stock. The Secured Notes had an interest rate of 7.5% per annum, matured on the 12-month anniversary of the issuance date and were secured by substantially all of the assets of the Company. The warrants issued with the Secured Notes have an exercise price of $0.45 per share and expire five years from the date of grant. In 2015, the Company extended the maturity dates on two of the Secured Notes two times, by 90 days each, pursuant to extension options provided for in the Secured Notes. As a result, the interest rate on these notes increased to 9.5% per annum upon the first extension and 11.5% per annum upon the second extension. In addition, the number of warrant shares, that the holders of the extended notes were entitled to under the terms of the corresponding warrants, were increased by 10% for each extension option exercised by the Company, resulting in an increase of 112,500 warrant shares. The value of the warrants was estimated to be approximately $195,000 (including the extension shares) using the Black-Scholes valuation model, and was bifurcated from the value of the Secured Notes. The corresponding note discount was amortized over the life of the Secured Notes using the effective interest method. At December 31, 2015, the discount was fully amortized.

The Company paid a placement agent involved with the $2 Million Offering a cash placement fee equal to $41,000 and a warrant to purchase 58,571 shares of the Company’s common stock (the “PA Warrant”). The PA Warrant has an exercise price of $0.45 per share, expires 5 years from the date of issuance and is in the same form as the warrants issued to investors in the Facility except that the PA Warrant includes a “net issuance” cashless exercise feature. The value of these warrants was estimated by applying the Black Scholes model and amounted to $8,797 upon grant, which amount was recorded as a deferred financing charge and was amortized as interest expense over the term of the Secured Notes.

The $3 Million Offering

In August 2014, the Company initiated an offering for up to $3 million (the “$3 Million Offering”) of secured promissory notes (the “Junior Secured Notes”). Participants in the $3 Million Offering received a Junior Secured Note with a face amount equal to the amount invested and an accompanying warrant for the purchase of the number of shares of ABHD common stock equal to 20% of the amount advanced divided by a share price of $0.40. The Junior Secured Notes have the same terms as the Secured Notes sold in the $2 Million Offering except that they are junior to the Secured Notes in terms of security interest. The warrants issued with the Junior Secured Notes have an average exercise price of $0.36 per share, the market price of the Company’s common stock on the date of issue, which was determined to be the average of the closing price of the Company’s common stock for the five trading days preceding the date of issuance. The warrants expire five years from the date of grant.

Investors participating in the $3 Million Offering who participated in a prior offering of the Company received a special incentive right regarding the early exercise of any outstanding, valid warrants or stock options held by the investor (the “Prior Warrants”). The portion of the Prior Warrants held by the investor that was eligible for these special incentive exercise terms is equal to the percentage obtained by dividing the amount funded by the investor in the $3 Million Offering, by the amount invested by such investor in the last funding transaction completed with the Company. This incentive right allowed investors to exercise the eligible Prior Warrants at the incentive exercise price of $0.30 per share for a period of 30 days following the funding of their investment in the $3 Million Offering or, alternatively, at $0.36 per share for a period that ends on the later of the date that is (i) 180 days following the funding of their investment in the $3 Million Offering, or (ii) 18 months prior to the expiration date of the eligible Prior Warrant. After such incentive period, the discounted exercise price expired and any unexercised Prior Warrants held by the investor returned to their original exercise terms. The special incentive terms extended to Prior Warrants held by any affiliates of the investor. The estimated value of the incentive terms was deemed to be immaterial.

During 2014, the Company received $2,416,979 of funding from the $3 Million Offering for which it issued Junior Secured Notes and accompanying warrants for the purchase of 1,208,490 shares of ABHD common stock. During 2015, the Company exercised the first maturity date extension option on five of the Junior Secured notes, resulting in an increase of 58,149 warrant shares. The value of the warrants issued in conjunction with the $3 Million Offering was estimated to be approximately $146,000 using the Black-Scholes valuation model, and was bifurcated from the value of the Junior Secured Notes. The corresponding note discount was amortized over the life of the Junior Secured Notes using the effective interest method. As of December 31, 2015, the note discounts had been fully amortized. The Company also received $25,396 from the exercise of Prior Warrants under the incentive terms.

The 2014 Convertible Note

In November 2014, the Company sold to one related party investor in a private transaction a $600,000 secured convertible promissory note (the “2014 Convertible Note”), with an accompanying warrant for the purchase of 300,000 shares of ABHD common stock. The 2014 Convertible Note had an interest rate of 7.5% per annum and was convertible into shares of ABHD common stock at a rate of $0.3586 per share. The 2014 Convertible Note had a maturity date of November 26, 2016 and a security interest in the assets of the Company that is junior to the Junior Notes. The warrant issued with the 2014 Convertible Note has an exercise price of $0.326 per share. The warrant expires five years from the date of grant. The value of the warrant was estimated to be $31,980 using the Black-Scholes valuation model, and was bifurcated from the value of the 2014 Convertible Note. The corresponding note discount was amortized over the life of the 2014 Convertible Note using the effective interest method. As of December 31, 2015, the note and accrued interest in the amount of $40,315 had been converted to common stock and the note discount was fully amortized.

The Company paid a placement agent involved with the $3 Million Offering and the sale of the 2014 Convertible Note a cash placement fee equal to $94,519 and a warrant to purchase 135,027 shares of the Company’s common stock (the “PA Warrant”). The PA Warrant has an exercise price of $0.326 per share, expires five years from the date of issuance and is in the same form as the warrants issued to investors in the $3 Million Offering except that the PA Warrant includes a “net issuance” cashless exercise feature. The value of these warrants was estimated by applying the Black Scholes model and amounted to $14,394 upon grant, which amount was recorded as a deferred financing charge and was fully amortized as of December 31, 2015.

NOTE 14 –FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, capital lease obligation, convertible notes payable and notes payable. It is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values based on their short maturities or for long-term debt based on borrowing rates currently available to the Company for loans with similar terms and maturities using level 3 inputs. Gains and losses recognized on changes in fair value of financial instruments are reported in other income (expense) as gain (loss) on change in fair value. At December 31, 2015 and 2014, the Company had no financial instruments outstanding that were estimated using level 1, level 2 or level 3 inputs, other than discussed above.

NOTE 15 – CONTINGENCIES, LITIGATION, CLAIMS AND ASSESSMENTS

The Company experiences routine litigation in the normal course of its business. The Company is not aware of any pending or threatened litigation that would have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

On May 28, 2015, the Company received a subpoena from the SEC that stated that the staff of the SEC is conducting an investigation In the Matter of Abtech Holdings, Inc. (NY-9262).  Generally, the SEC’s subpoena has asked for all documents, agreements, and communications concerning (i) the Company’s Contract for Services with Nassau County, New York, dated October 8, 2013; (ii) Adam Skelos, Dean Skelos, and their related entities; (iii) SLC Clean Water, LLC, Axiom, Glenwood Management, and a number of other listed individuals and entities; (iv) certain Board and Board committee minutes and related materials; (v) certain policies, procedures, and internal controls in effect at the Company; (vi) certain communications with the Company’s independent registered public accounting firm, transfer agent, potential and current investors, broker-dealers, investment advisors, and finders; and (vii) certain other organizational and financial account information of the Company.  The Company is cooperating with the SEC and has provided a substantial number of documents in response to the subpoena.  The Company believes the SEC’s subpoena is a result of the complaint announced on May 4, 2015 that was filed by Federal authorities against Dean and Adam Skelos. That trial came to an end in December 2015 when both men were convicted of eight counts each, including fraud, bribery and extortion of three separate companies – one of which was the Company. The Company cooperated fully with the United States Attorney’s Office for the Southern District of New York throughout the Skelos investigation and trial, by providing documents and other evidence and the Company’s president and CEO testified on behalf of the government at the trial. With the trial now concluded, the Company’s involvement in this matter has ended and the Department of Justice has confirmed to the Company that the Company and its subsidiaries are not the subject or target of any ongoing public corruption investigation. The Company continues to cooperate with the SEC in responding to the subpoena issued on May 28, 2015, and ongoing inquiries by the Department of Justice. As of December 31, 2015, the Company had incurred approximately $1,389,000 in legal fees and other costs related to these matters. The Company cannot estimate at this time the cost of additional legal representation in resolving the SEC investigation matter. The Company has filed a claim for coverage for these legal fees under a liability insurance policy. The insurer has denied the claim and the Company has engaged legal counsel to dispute the insurer’s denial of the claim. At this time, the ultimate outcome of this claim cannot be determined.

NOTE 16 – SUBSEQUENT EVENTS

In March 2016, the Company received $300,000 from a related party as a cash advance with unspecified repayment terms that is expected to be treated as a prefunding for a potential private offering transaction.

NOTE 17 – QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2015:
Net revenues	$203,507	$67,405	$101,165	$140,654
Gross profit (loss)	81,847	(59,851)	6,896	32,904
Operating loss	(1,158,522)	(1,629,386)	(1,641,142)	(1,462,477)
Net loss	(1,558,140)	(2,010,142)	(2,044,389)	(4,926,028)
Basic and diluted loss per share	$(0.02)	$(0.03)	$(0.03)	$(0.03)
Weighted average number of common shares outstanding	68,543,002	68,819,925	68,943,002	151,664,058

Year ended December 31, 2014:
Revenues	$75,258	$182,570	$114,072	$234,985
Gross profit	(27,956)	62,580	(5,769)	96,164
Operating loss	(1,347,965)	(1,356,358)	(1,450,955)	(1,283,532)
Net loss	(1,514,586	(1,578,884)	(1,728,631)	(1,639,156)
Basic and diluted loss per share	$(0.02)	$(0.02)	$(0.03)	$(0.02)
Weighted average number of common shares outstanding	67,883,879	67,883,879	67,888,227	68,200,402

