Form 10-Q
period 2016-03-31
Abtech Holdings, Inc.
filed 2016-05-16
CIK 1405858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2016

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

☐	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer (Do not check if smaller reporting company)	☒	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 16, 2016
Common stock, $.001 par value	501,678,288

ABTECH HOLDINGS, INC.

FORM 10-Q

March 31, 2016

Certifications
Exhibit 31.1
Exhibit 31.2
Exhibit 32

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements regarding the Company. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report. Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “would,” “could,” “confident,” “forecast,” “hope,” “likely,” “plan,” “possible,” “potential,” “predict,” “project,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms or the negative of such terms. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions concerning, among others, capital expenditures, earnings, litigation, regulatory matters, liquidity and capital resources, and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we operate, results of litigation, and other circumstances affecting anticipated revenues and costs, and the risk factors set forth under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed on March 30, 2016.

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

Explanatory Note

As used in this Quarterly Report on Form 10-Q, “we,” “us,” “our,” “ABHD” and the “Company” refer to Abtech Holdings, Inc.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The December 31, 2015 consolidated balance sheet included in this Quarterly Report on Form 10-Q was derived from audited financial statements but does not include all disclosures required by GAAP. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016. For further information, refer to the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ABTECH HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2016 (Unaudited)	December 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$103,259	$682,860
Accounts receivable – trade, net	21,327	103,188
Inventories, net	387,101	394,469
Prepaid expenses and other current assets	21,651	24,594
Total current assets	533,338	1,205,111

Fixed assets, net	39,603	41,669
Security deposits	33,940	33,940
Total assets	$606,881	$1,280,720

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities
Accounts payable	$1,667,443	$1,355,385
Accounts payable – related party	7,968	9,433
Loans from stockholders	9,000	9,000
Bank line of credit	90,338	-
Notes payable, net of discounts	350,000	350,000
Convertible promissory notes, net of discounts	750,000	750,000
Due to investors - related party	300,000	-
Accrued interest payable	170,931	149,383
Accrued expenses	374,058	294,449
Total current liabilities	3,719,738	2,917,650

Due to related party	76,896	78,472
Total liabilities	3,796,634	2,996,122

Commitments and contingencies

Stockholders’ equity (deficiency)
Common stock, $0.001 par value; 800,000,000 authorized shares; 501,678,288 shares issued and outstanding at March 31, 2016 and December 31, 2015	501,678	501,678
Additional paid-in capital	61,036,771	61,027,567
Non-controlling interest	(3,695,726)	(3,493,351)
Accumulated deficit	(61,032,476)	(59,751,296)
Total stockholders’ equity (deficiency)	(3,189,753)	(1,715,402)
Total liabilities and stockholders’ equity (deficiency)	$606,881	$1,280,720

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABTECH HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31,

	2016	2015

Net revenues	$42,637	$203,507

Cost of revenues	77,358	121,660
Gross profit (loss)	(34,721)	81,847

Operating expenses
Selling, general and administrative	1,086,540	967,359
Research and development	337,636	273,010
Total operating expenses	1,424,176	1,240,369

Operating loss	(1,458,897)	(1,158,522)

Other income (expense)
Interest expense	(24,658)	(399,645)
Other income	-	27
Total other income (expense), net	(24,658)	(399,618)

Loss before income taxes	(1,483,555)	(1,558,140)

Provision for income taxes	-	-

Net loss	(1,483,555)	(1,558,140)

Net loss attributable to non-controlling interest	(202,375)	(118,593)

Net loss attributable to controlling interest	$(1,281,180)	$(1,439,547)

Basic and diluted loss per common share	$(0.00)	$(0.02)
Basic and diluted weighted average number of shares outstanding	501,678,288	68,543,002

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABTECH HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31,

	2016	2015
Operating Activities
Net loss	$(1,483,555)	$(1,558,140)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	3,124	6,307
Stock-based compensation expense	9,204	97,141
Note discount amortized as interest	-	155,458
Deferred charges expensed as interest	-	66,587
Changes in operating assets and liabilities:
Accounts receivable	81,861	(124,914)
Inventories	7,368	18,448
Prepaid expenses and other current assets	2,943	15,501
Accounts payable	310,593	60,330
Accrued interest payable	21,548	166,430
Accrued expenses	79,609	(1,181)
Net cash used in operating activities	(967,305)	(1,098,033)

Investing Activities
Purchases of fixed assets	(1,058)	-
Net cash used in investing activities	(1,058)	-

Financing Activities
Proceeds from due to investors – related party	300,000	-
Proceeds from notes payable – related party	-	950,000
Proceeds from bank line of credit	90,338	80,000
Repayments under capital lease obligation	-	(1,008)
Net decrease in related party loan	(1,576)	(1,498)
Net cash provided by financing activities	388,762	1,027,494

Net change in cash and cash equivalents	(579,601)	(70,539)
Cash and cash equivalents at beginning of period	682,860	1,049,460
Cash and cash equivalents at end of period	$103,259	$978,921

Supplemental cash flow information:
Cash paid for interest	$2,773	$11,171
Cash paid for income taxes	$-	$-
Non-cash investing and financing activities:
Unamortized portion of debt discount	$-	$341,514
Warrants issued with debt	$-	$49,510

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABTECH HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – ORGANIZATION

Abtech Holdings, Inc. (“ABHD” or the “Company”) (formerly Laural Resources, Inc.), was incorporated under the laws of the State of Nevada on February 13, 2007, with authorized capital stock of 300,000,000 shares at $0.001 par value. In 2015, the number of authorized shares of capital stock was increased to 800,000,000.

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

In 2012, the Company formed a subsidiary, AEWS Engineering, LLC (“AEWS”), an independent civil and environmental engineering firm, established to provide engineering and technology innovation to the water infrastructure sector. AEWS was initially owned 80% by the Company and 20% by a former executive officer of AEWS. In May 2015, AEWS became a wholly owned subsidiary of the Company upon the relinquishment of the 20% interest previously held by the former executive officer. Accordingly, the operations of AEWS for the periods reflected in these condensed consolidated financial statements are allocated 100% to the Company. AEWS has an office located in Raleigh, North Carolina and its operations since inception were focused on setting up the business and pursuing new business development activities. The operations of AEWS were transferred to AbTech in 2015 and as of March 31, 2016, AEWS is dormant.

In 2013, the Company formed a wholly-owned subsidiary in the United Kingdom, AbTech Industries (UK) Limited (“AbTech UK”). The Company intended to use this subsidiary to conduct operations in the UK and potentially other European countries, however, as of March 31, 2016, AbTech UK had not initiated operations and had no financial transactions.

AbTech’s wholly-owned subsidiary, Environmental Security Corporation (“ESC”), was formed in 2003 to develop a sensor array technology designed to detect impurities in water flows. ESC owns a U.S. patent on this technology and has acquired rights to another monitoring technology, but otherwise had no operations during 2016 or 2015.

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

The condensed consolidated financial statements as of March 31, 2016 and for the three months ended March 31, 2016 and 2015 are unaudited and, in the opinion of the Company’s management, include all adjustments necessary for a fair presentation of such condensed consolidated financial statements. Such adjustments are of a normal recurring nature.

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

In 2016 and 2015, the Company recognized revenue from the sale of its Smart Sponge® and Smart Sponge Plus products, including Ultra-Urban® Filters, Line Skimmers, Passive Skimmers and Smart Paks®. The Smart Paks are usually sold as a component of an engineered system such as an end-of-pipe vault or other larger multi-product treatment train. The Company provides engineering design services on some engineered solutions. Revenue from design services are recognized at the time the engineering services are rendered.

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

Net Loss Per Share – Basic net loss per share is computed by dividing net loss attributable to controlling interests by the weighted average number of shares of common stock outstanding during the period. The Company has other potentially dilutive securities outstanding that are not shown in a diluted net loss per share calculation because their effect in both 2016 and 2015 would be anti-dilutive. The following chart lists the securities as of March 31, 2016 and 2015 that were not included in the computation of diluted net loss per share because their effect would have been antidilutive:

	Common Shares
	March 31, 2016 Unaudited	March 31, 2015 Unaudited
Options to purchase common stock	5,082,810	8,484,902
Warrants to purchase common stock	13,692,311	9,466,355
Convertible promissory notes	1,252,948	9,529,895
Convertible preferred stock in AbTech	6,457,467	6,457,467
	26,485,536	33,938,619

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

In June 2014, the FASB issued Accounting Standards Update No. 2014-12, "Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period" ("ASU 2014-12"). ASU 2014-12 provides explicit guidance on whether to treat a performance target that could be achieved after the requisite service period as a performance condition that affects vesting, or as a non-vesting condition that affects the grant-date fair value of an award. The update requires that compensation costs are recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. This update is now effective. The Company currently has no stock compensation awards outstanding that are affected by this guidance and, accordingly, this updated standard had no effect on the Company’s current financial statements and related disclosures.

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

In April 2015, the FASB issued ASU No. 2015-3, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” which provides that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. Previously, the Company has recognized such debt issuance costs as separate assets under the caption “deferred charges.” The Company has now adopted this new standard. However, its adoption had no impact on the balance sheets dated March 31, 2016 and December 31, 2015 as all deferred charges had been fully amortized as of December 31, 2015.

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

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes,” which requires that entities classify deferred tax liabilities and assets as noncurrent in a classified statement of financial position. This update is effective for public entities for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company expects that this update will have no effect on the Company’s current presentation of deferred tax assets and liabilities because such assets and liabilities have been reduced to zero by the deferred tax valuation allowance.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718),” which involves simplification of several aspects of the accounting for share-based payment transaction, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public entities, the amendments in this update are effective for annual periods beginning after December 15, 2016. The Company is currently evaluating the new standard and its potential impact on the Company’s consolidated financial statements.

NOTE 3 – INVENTORIES

The Company uses a perpetual inventory system and periodic physical test counts to determine inventory amounts at interim balance sheet dates. Inventories are stated at the lower of cost or market, with cost computed on an average cost method which approximates the first-in, first-out basis.

	March 31, 2016 (Unaudited)	December 31, 2015
Raw materials	$89,525	$90,955
Work in process	323,843	337,414
Finished goods	33,733	33,100
Reserve for obsolescence	(60,000)	(67,000)
Total	$387,101	$394,469

NOTE 4 – GOING CONCERN

These unaudited condensed consolidated financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and expenses, which raises doubts about the ability of the Company to continue as a going concern. In order to continue as a going concern, the Company will need to generate additional revenue and obtain additional capital to fund its operating losses and service its debt, including accounts payable, of which a substantial portion is presently past due. Management of the Company has developed a strategy, which it believes will accomplish this objective through revenue growth and additional funding, which will enable the Company to operate for the coming year. If the Company is unable to generate significant sales growth in the near term and raise additional capital, there is a risk that the Company could default on debt maturing during 2016, and could be required to discontinue or significantly reduce the scope of its operations if no other means of financing operations are available. As a result, the Company’s independent registered public accounting firm has included an emphasis-of-matter paragraph regarding the Company’s ability to continue as a going concern in their opinion attached to the Company’s audited consolidated financial statements for the year ended December 31, 2015. These condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 5 – RELATED PARTY TRANSACTIONS

Accounts payable, related party – At March 31, 2016 and December 31, 2015, “Accounts payable – related party” represents advertising fees due to a non-profit organization of which the president of the Company is a director and nominal amounts due to officers of the Company for travel expenses.

Accrued expenses – At March 31, 2016 and December 31, 2015, accrued expenses included $164,125 and $134,125, respectively, for fees due to directors of the Company for their services as directors.

Stock Options – The Company granted 1,525,000 stock options to directors and officers of the Company in February 2015 (see NOTE 8 – STOCKHOLDERS’ DEFICIENCY AND STOCK-BASED COMPENSATION).

Private Placements – In March 2016, an investor that is considered to be a related party because it has beneficial ownership interest in the Company of greater than 5% advanced $300,000 to the Company as a short-term loan. In March 2015, this same related party investor purchased a $950,000 secured promissory note from the Company.

NOTE 6 – PROMISSORY NOTES AND OTHER DEBT

Information regarding the various promissory notes that were outstanding as of March 31, 2016 is set forth in the table below:

	Principal Amount	Interest Rate	Maturity Date	Conversion Rate
Notes payable
Secured note	100,000	11.5%	4/12/2016(1)(3)	N/A
Secured note	250,000	11.5%	5/11/2016(1)(2)(3)	N/A
Subtotal	350,000

Convertible promissory notes
Unsecured note	250,000	6.5%	4/15/2016(2)(3)	$0.53
Unsecured note	500,000	6.5%	4/15/2016(2)(3)	$0.64
Subtotal	750,000

Total promissory notes	$1,100,000

(1)	The first and second extension options for these notes were exercised by the Company extending their original maturity dates. The maturity dates shown are the extended maturity date in effect after the exercise of the second extension option and the interest rate shown is the new interest rate in effect as of March 31, 2016. As a result of the exercise of the first and second extension options on these notes, the number of warrant shares issued with these notes was increased by 35,000 shares.

(2)	In March 2016, the Company and the holder of these notes mutually agreed to: (i) allow these notes to convert to common stock of the Company at the conversion price of $0.03 per share, provided that such conversion take place prior to April 15, 2016; and (ii) extend the maturity dates for the unsecured notes to April 15, 2016.

(3)	Subsequent to March 31, 2016, the Company was in discussions with the holders of these notes to further extend the maturity dates.

The convertible promissory notes are convertible into shares of the Company’s common stock at the indicated conversion rate.

The note discounts resulting from warrants issued with the notes and any beneficial conversion features inherent in the convertible notes, were amortized under the effective interest method over the term of the promissory notes. As of December 31, 2015, the note discounts were fully amortized and there was no interest related to the amortization of these discounts for the three months ended March 31, 2016. For the three months ended March 31, 2015 the interest related to the amortization of these discounts was $155,458.

The secured notes have a security interest in all of the personal property and other assets of the Company.

Bank Line of Credit

The Company has a bank line of credit with a credit limit of $100,000. This line of credit has an annual interest rate of prime plus 6.75% and requires monthly payment of any interest due plus approximately 1% of the outstanding balance. At March 31, 2016 and December 31, 2015, the outstanding balance due on the bank line of credit was $90,338 and $0, respectively.

NOTE 7 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, notes payable and convertible notes payable. It is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values, using level 3 inputs, based on their short maturities, or for long term debt, based on borrowing rates currently available to the Company for loans with similar terms and maturities. Gains and losses recognized on changes in fair value of financial instruments, if any, are reported in other income (expense) as gain (loss) on change in fair value. At March 31, 2016, the Company had no financial instruments outstanding that were estimated using level 1, level 2 or level 3 inputs, other than discussed above.

NOTE 8 – STOCKHOLDERS’ DEFICIENCY

The $9,204 increase in additional paid-in capital for the three-months ended March 31, 2016 is attributable to stock based compensation for stock options vesting during the period.

There were no stock options granted during the three-months ended March 31, 2016. The 1,525,000 stock options granted to officers and directors of the Company in February 2015 all expired during 2015 without being exercised.

NOTE 9 – LITIGATION AND CONTINGENCIES

On May 28, 2015, the Company received a subpoena from the SEC that stated that the staff of the SEC is conducting an investigation In the Matter of Abtech Holdings, Inc. (NY-9262).  Generally, the SEC’s subpoena asked for all documents, agreements, and communications concerning (i) the Company’s Contract for Services with Nassau County, New York, dated October 8, 2013; (ii) Adam Skelos, Dean Skelos, and their related entities; (iii) SLC Clean Water, LLC, Axiom, Glenwood Management, and a number of other listed individuals and entities; (iv) certain Board and Board committee minutes and related materials; (v) certain policies, procedures, and internal controls in effect at the Company; (vi) certain communications with the Company’s independent registered public accounting firm, transfer agent, potential and current investors, broker-dealers, investment advisors, and finders; and (vii) certain other organizational and financial account information of the Company.  The Company is cooperating with the SEC and has provided a substantial number of documents in response to the subpoena.  The Company believes the SEC’s subpoena is a result of the complaint announced on May 4, 2015 that was filed by Federal authorities against Dean and Adam Skelos. That trial came to an end in December 2015 when both men were convicted of eight counts each, including fraud, bribery and extortion of three separate companies – one of which was the Company. The Company cooperated fully with the United States Attorney’s Office for the Southern District of New York throughout the Skelos investigation and trial, by providing documents and other evidence and the Company’s president and CEO testified on behalf of the government at the trial. With the trial now concluded, the Company’s involvement in this matter has ended and the Department of Justice has confirmed to the Company that the Company and its subsidiaries are not the subject or target of any ongoing public corruption investigation. The Company continues to cooperate with the SEC in responding to the subpoena issued on May 28, 2015, and ongoing inquiries by the Department of Justice. As of March 31, 2016, the Company had incurred approximately $1,624,000 in legal fees and other costs related to these matters. Approximately $235,000 of these fees were incurred in the first quarter of 2016. The Company cannot estimate at this time the cost of additional legal representation in resolving the SEC investigation matter. The Company has filed a claim for coverage for these legal fees under a liability insurance policy. The insurer has denied the claim and the Company has engaged legal counsel to dispute the insurer’s denial of the claim. In an attempt to reach a settlement with the insurer regarding this claim, a mediation hearing was held in April 2016. However, this mediation concluded with no resolution of the matter. At this time, the ultimate outcome of this claim cannot be determined.

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to March 31, 2016, the Company received additional short-term funding of $700,000 from two investors considered to be related parties because they have beneficial ownership interests in the Company of greater than 5%, bringing the total short term funding received from these investors in 2016 to $1,000,000. The Company and the related party investors are currently working out the terms for these funded amounts.

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

Overview

Management is focused on establishing the Company as a reliable provider of water treatment solutions in the emerging markets for the treatment of stormwater, produced water and other industrial water applications. Abtech Holdings, Inc. (the “Company” or “ABHD”) is the parent holding company. Its subsidiary, AbTech Industries, Inc. (“AbTech”), is the operating company that manufactures and sells water treatment products, many of which incorporate its patented Smart Sponge technology. AEWS Engineering LLC (“AEWS”) has provided engineering services to assist government and industry in developing effective solutions to their specific water treatment needs. The operations of AEWS were transferred to AbTech in 2015 and AEWS is currently dormant. ESC is also a dormant subsidiary that holds a patent regarding a sensor array technology designed to detect impurities in water flows. AbTech UK is a subsidiary established to develop business in the United Kingdom and other parts of Europe. AbTech UK had no operations in the periods covered by this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which is based on the consolidated operations of ABHD and its subsidiaries.

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

Results of Operations

We generate revenues by selling products and services related to the treatment of contaminated water so that such water can either be discharged or reused. All of our products sold in 2016 and 2015 include some form of Smart Sponge filtration media, which we manufacture, or are accessories used for the deployment of Smart Sponge products, such as diversion collars, vessels and containment cages. Our products include a variety of designs and sizes to effectively address many applications where water treatment is needed. Our revenue for the three-month period ended March 31, 2016 was comprised of the following:

Product	% of Revenue
Ultra-Urban Filters	36%
Smart Paks	36%
Accessories	16%
Skimmers	6%
Freight & other	6%
Total	100%

In 2015, revenues included approximately $2,300 for work performed by subcontractors working on a project managed by AbTech Industries. There were no similar revenues related to subcontractor work in 2016. We sell our products to distributors, contractors, OEM manufacturers and end-users.

Comparison of the three months ended March 31, 2016 and 2015

Revenues

Revenues for the three months ended March 31, 2016 decreased by $160,870 (79%) compared to revenues in the same period of the prior year. Revenues in the first quarter of 2015 included approximately $107,000 from the sale of products to Naylor Industries, the Company’s new distributor in the United Kingdom and approximately $14,500 of revenue on the stormwater contract with Nassau County (the “Contract”). There were no similar revenues recognized in the first quarter of 2016. The Contract with Nassau County was suspended in May 2015 following the announcement of the federal investigation of state senator Dean Skelos, and his son Adam Skelos, who had acted as a consultant to the Company. As a consequence of the negative publicity for the Company surrounding these events and the difficulty encountered in moving other municipal stormwater projects forward in the face of continued funding constraints for new municipal and federal facility stormwater projects, the Company began to direct a greater portion of its sales efforts towards non-stormwater applications of its products in commercial and industrial markets, while continuing to support stormwater product sales through direct sales staff and through distributors in international markets. The Company’s redirected sales efforts did not have a significant impact on revenue in the first quarter of 2016 as most of the new opportunities being pursued have long lead times and require additional product development and testing.

For the three months ended March 31, 2016, our largest three customers were all construction companies accounting for 22%, 18% and 15% of revenues, respectively.

Gross margin

The Company’s gross margin on sales was negative (81%) for the three months ended March 31, 2016, compared to a gross margin on sales of 40% for the same period of 2015. The negative gross margin in 2016 is the direct result of the low level of production that was needed to support sales in the first quarter of 2016. With this low level of production, the fixed costs of excess capacity exceeded the standard margins earned on product sales resulting in the negative gross margin. The Company’s manufacturing facility operated at approximately 1% and 4% of operating capacity for the three months ended March 31, 2016 and 2015, respectively. The significant gross margin difference between the two periods illustrates the significant favorable impact increased production levels can have on gross margins. Going forward, the Company expects that gross margin percentages, quarter by quarter, could vary widely depending on the volume of product sales and the corresponding volume of product manufacturing.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by approximately $119,000 or 12% in the first three months of 2016 as compared to the same period in 2015. This increase was due primarily to the legal fees incurred by the Company in responding to the Federal investigation regarding the complaint filed against New York State Senator Dean Skelos and his son, Adam Skelos, and the subpoena received by the company from the SEC regarding its investigation In the Matter of Abtech Holdings, Inc. (NY-9262) (for further information regarding these matters, see PART II, Item 1. “Legal Proceedings”). Legal fees for these matters totaled approximately $235,000 in the first quarter of 2016 with no comparable fees incurred in 2015. Excluding these expenses, other selling general and administrative expenses were approximately $116,000 less in the first quarter of 2016 than in the same period of 2015. This expense reduction was primarily the result of a $128,000 reduction in consulting fees, a $88,000 reduction in stock based compensation related to options vesting during the period, and a $37,000 reduction in investor relations expenses. These expense reductions in the three months ended March 31, 2016, were partially offset by expense increases of approximately $108,000 for payroll and benefit costs and $26,000 for travel costs, all related to the Company’s redirected sales effort including the addition of a team of seasoned sales professionals with extensive experience in industrial markets.

Research and development expenses

Research and development (“R&D”) expenses increased by approximately $65,000 (24%) for the three months ended March 31, 2016 as compared to the same period of the prior year. The higher R&D expenses in 2016 were primarily attributable to work conducted to develop and test the Company’s evaporator technology intended for use in the treatment of produced water at oil and gas drilling sites. These costs totaled approximately $109,000 during the first three months of 2016. There were no similar product development costs incurred in the first three months of 2015. These increased R&D expenses in 2016 were partially offset by expense reductions of $37,000 for consultants and $14,000 for university co-op R&D projects in the first quarter of 2016 as compared to the same quarter of 2015.

Other income (expense)

Interest expense decreased substantially for the three months ended March 31, 2016 as compared to the same period of 2015 due to the significant debt conversions that took place in the fourth quarter of 2015, which reduced the amount of outstanding debt by approximately $9.9 million. The various components of interest expense that accounted for the decrease are summarized in the table below:

	Three months ended March 31,
Interest Components	2016	2015
1. Interest accrued on notes outstanding and other finance charges	$24,658	$177,601
2. Amortization of the note discount created by the bifurcation of the value of the warrants issued with promissory notes	-	114,074
3. Interest imputed on promissory notes issued with beneficial conversion terms	-	41,384
4. Amortization of deferred financing costs related to private offerings of debt	-	66,586
TOTAL INTEREST EXPENSE	$24,658	$399,645

Liquidity and Capital Resources

Liquidity

As of March 31, 2016, the Company had a working capital deficiency of approximately $3,186,000 compared to a working capital deficit of approximately $1,713,000 at December 31, 2015. The increased working capital deficiency is primarily attributable to the use of cash for operations during the three months ended March 31, 2016 and the increase in accounts payable of approximately $311,000 during the period. The Company’s cash balance decreased from $682,860 at December 31, 2015 to $103,259 at March 31, 2016. This cash balance represents less than one month of the Company’s historical monthly cash used for operations and evidences the Company’s need to raise additional capital in the immediate short-term.

To date, the Company has not generated sufficient revenue to cover its operating costs and expenses and continues to operate with negative cash flow. While we expect to achieve sales growth sufficient to cover operating costs and expenses over the long-term, continued negative cash flow from operations is expected in the short-term. The Company will require additional capital to maintain current operations until the Company achieves the sales growth necessary to cover operating costs and expenses. The Company also has approximately $1,670,000 of short term debt, including accrued interest, which will become due at various stages during 2016. The Company will need to raise additional capital to retire or refinance this debt. In addition, rapid sales growth may require the Company to enter into working capital financing arrangements.

Operations in the first three months of 2016 were funded with the cash on hand at the beginning of that period and a $300,000 cash advance provided by a related party stockholder.

The Company has a bank line of credit with a credit limit of $100,000. The line of credit has an annual interest rate of prime plus 6.75% and requires monthly payment of any interest due plus approximately 1% of the outstanding balance. At March 31, 2016 the outstanding balance due on the bank line of credit was $90,338.

In 2013, the Company entered into an agreement (the “Equity Line of Credit”) with Dutchess Opportunity Fund, II, LP (“Dutchess”) whereby Dutchess committed to purchase up to $2 million of ABHD common stock from the Company over the course of 36 months. As of March 31, 2016, the Company had made no draws on the Equity Line of Credit and has no plans to make draws on the Equity Line of Credit prior to its scheduled expiration in June 2016.

Comparison of cash flows for the three months ended March 31, 2016 and 2015

Operating Activities

The Company had negative cash flows from operations for the three months ended March 31, 2016 of approximately $967,000 compared to negative cash flows from operations of approximately $1,098,000 for the same period of the prior year. While the operating loss for the first three months of 2016 was approximately $300,000 higher than the operating loss for the same period in 2015, the reduction in cash used for operations in the first three months of 2016 was made possible by an increase in accounts payable during the period of approximately $311,000 and receipt of customer payments, which resulted in an $82,000 decrease of the account receivable balance during the period.

Investing Activities

The Company had $1,058 of capital expenditures for the three months ended March 31, 2016 and no capital expenditures for the same period of 2015. As of March 31, 2016, the Company had no commitments for any material future capital expenditures.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2016 amounted to approximately $389,000 compared to cash provided by financing activities of approximately $1,027,000 in the same period of 2015. The primary financing sources of cash in the first three months of 2016 were a cash advance of $300,000 from a related party stockholder and draws of approximately $90,000 on the Company’s bank line of credit.

Going Concern and Management’s Plans

The accompanying condensed consolidated financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As discussed in NOTE 4 to the accompanying condensed consolidated financial statements, we have not achieved a sufficient level of revenues to support our business and have suffered substantial recurring losses from operations since our inception, resulting in a significant accumulated deficit. These factors raise substantial doubt about the Company’s ability to continue operations as a going concern. As such, the Company’s independent registered public accounting firm in their report dated March 30, 2016, included an emphasis-of-matter paragraph with respect to our consolidated financial statements for the year ended December 31, 2015 concerning the Company’s assumption that we will continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustment that might be necessary should the Company be unable to continue as a going concern. Management believes that the Company’s ability to continue as a going concern will be dependent on its ability to raise additional capital and/or generate significant sales growth in the short term. The Company’s ability to achieve these objectives cannot be determined at this time. Management’s plans in regard to these matters are described in NOTE 4 to the accompanying condensed consolidated financial statements. If the Company is unable to raise additional capital and/or generate significant sales growth in the near term there is a risk that the Company could default on debt maturing during 2016, and could be required to significantly reduce the scope of or cease its operations if no other means of financing its operations are available.

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

Critical Accounting Policies and Estimates

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on the Company’s condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates and judgments. Management bases the estimates on historical experience and on various other factors that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. For any given individual estimate or assumption we make, it is possible that other people applying reasonable judgment to the same facts and circumstances could develop different estimates. Actual results may materially differ from these estimates under different assumptions or conditions.

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

Stock-based compensation

The Company uses the Black-Scholes model to estimate the value of options and warrants issued to employees and consultants as compensation for services rendered to the Company. This model uses estimates of volatility, risk free interest rate and the expected term of the options or warrants, along with the current market price of the underlying stock, to estimate the value of the options and warrants on the date of grant. In addition, the calculation of compensation costs requires that the Company estimate the number of awards that will be forfeited during the vesting period. The fair value of the stock-based awards is amortized over the vesting period of the awards. For stock-based awards that vest based on performance conditions, expense is recognized when it is probable that the conditions will be met. There were no options granted by the Company during the three months ended March 31, 2016.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On May 28, 2015, the Company received a subpoena from the SEC that stated that the staff of the SEC is conducting an investigation In the Matter of Abtech Holdings, Inc. (NY-9262).  Generally, the SEC’s subpoena asked for all documents, agreements, and communications concerning (i) the Company’s Contract for Services with Nassau County, New York, dated October 8, 2013; (ii) Adam Skelos, Dean Skelos, and their related entities; (iii) SLC Clean Water, LLC, Axiom, Glenwood Management, and a number of other listed individuals and entities; (iv) certain Board and Board committee minutes and related materials; (v) certain policies, procedures, and internal controls in effect at the Company; (vi) certain communications with the Company’s independent registered public accounting firm, transfer agent, potential and current investors, broker-dealers, investment advisors, and finders; and (vii) certain other organizational and financial account information of the Company.  The Company is cooperating with the SEC and has provided a substantial number of documents in response to the subpoena.  The Company believes the SEC’s subpoena is a result of the complaint announced on May 4, 2015, that was filed by Federal authorities against Dean and Adam Skelos. That trial came to an end in December 2015 when both men were convicted of eight counts each, including fraud, bribery and extortion of three separate companies – one of which was the Company. The Company cooperated fully with the United States Attorney’s Office for the Southern District of New York throughout the Skelos investigation and trial by providing documents and other evidence and the Company’s president and CEO testified on behalf of the government at the trial. With the trial now concluded, the Company’s involvement in this matter has ended and the Department of Justice has confirmed to the Company that the Company and its subsidiaries are not the subject or target of any ongoing public corruption investigation. The Company continues to cooperate with the SEC in responding to the subpoena issued on May 28, 2015, and ongoing inquiries by the Department of Justice. As of March 31, 2016, the Company had incurred approximately $1,624,000 in legal fees and other costs related to these matters. Approximately $235,000 of these fees were incurred in the first quarter of 2016. The Company cannot estimate at this time the cost of additional legal representation in resolving the SEC investigation matter. The Company has filed a claim for coverage for these legal fees under a liability insurance policy. The insurer has denied the claim and the Company has engaged legal counsel to dispute the insurer’s denial of the claim. In an attempt to reach a settlement with the insurer regarding this claim, a mediation hearing was held in April 2016. However, this mediation concluded with no resolution of the matter. At this time, the ultimate outcome of this claim cannot be determined.

Item 1A. Risk Factors.

As a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During 2016, two investors, considered to be related parties because they have beneficial ownership interests in the Company of greater than 5%, have provided short-term funding to the Company as follows:

Date	Amount
3/15/16	$150,000
3/28/16	150,000
4/11/16	100,000
4/25/16	100,000
5/6/16	200,000
5/12/16	300,000
Total	$1,000,000

The terms for these funded amounts are currently being negotiated with the investors and as of May 13, 2016, no financing agreement had been entered into by the Company with these investors regarding the funded amounts. As soon as the parties execute definitive agreements regarding the foregoing, the Company intends to make the appropriate filing with disclosures of the related agreement terms.

Item 6. Exhibits.

Exhibit Number	Name
3.1	Certificate of Incorporation (incorporated by reference to the Registrant’s Registration Statement on Form SB-2 filed on July 27, 2007, Registration No. 333-144923)
3.2	Articles of Incorporation (incorporated by reference to the Registrant’s Registration Statement on Form SB-2 filed on July 27, 2007, Registration No. 333-144923)
3.3	Amendment to Articles of Incorporation (incorporated by reference to our Current Report on Form 8-K filed on June 16, 2010)
3.4	Certificate of Change to Articles of Incorporation (filed as Exhibit 3.1 to our Current Report on Form 8-K filed on January 6, 2016)
31.1 *	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)
31.2 *	Rule 13a-14(d)/15d-14(d) Certification (Principal Financial Officer)
32 **	Section 1350 Certifications
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABTECH HOLDINGS, INC.
(Registrant)

Date: May 16, 2016	By:	/s/ Glenn R. Rink
Glenn R. Rink
Chief Executive Officer, President, and Director

Date: May 16, 2016	By:	/s/ Lane J. Castleton
Lane J. Castleton
Chief Accounting Officer, Chief Financial Officer, Vice President and Treasurer