Form 10-Q
period 2016-06-30
Abtech Holdings, Inc.
filed 2016-08-15
CIK 1405858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2016

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

☐	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer (Do not check if smaller reporting company)	☒	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 12, 2016
Common stock, $.001 par value	501,678,288

ABTECH HOLDINGS, INC.

FORM 10-Q

June 30, 2016

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

Explanatory Note

As used in this Quarterly Report on Form 10-Q, “we,” “us,” “our,” “ABHD” and the “Company” refer to Abtech Holdings, Inc.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The December 31, 2015 consolidated balance sheet included in this Quarterly Report on Form 10-Q was derived from audited financial statements but does not include all disclosures required by GAAP. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six-month and three-month periods ended June 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016. For further information, refer to the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ABTECH HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2016 (Unaudited)	December 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$107,883	$682,860
Accounts receivable – trade, net	26,890	103,188
Inventories, net	374,043	394,469
Prepaid expenses and other current assets	19,356	24,594
Total current assets	528,172	1,205,111

Fixed assets, net	43,009	41,669
Security deposits	28,402	33,940
Total assets	$599,583	$1,280,720

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities
Accounts payable	$1,980,754	$1,355,385
Accounts payable – related party	5,972	9,433
Loans from stockholders	9,000	9,000
Bank line of credit	88,050	-
Notes payable, net of discounts	350,000	350,000
Convertible promissory notes, net of discounts	750,000	750,000
Due to investors – related party	1,300,000	-
Customer deposits	5,097	-
Accrued interest payable	213,682	149,383
Accrued expenses	421,643	294,449
Total current liabilities	5,124,198	2,917,650

Due to related party	75,256	78,472
Total liabilities	5,199,454	2,996,122

Commitments and contingencies

Stockholders’ equity (deficiency)
Common stock, $0.001 par value; 800,000,000 authorized shares; 501,678,288 shares issued and outstanding at June 30, 2016 and December 31, 2015	501,678	501,678
Additional paid-in capital	61,041,271	61,027,567
Non-controlling interest	(3,884,969)	(3,493,351)
Accumulated deficit	(62,257,851)	(59,751,296)
Total stockholders’ equity (deficiency)	(4,599,871)	(1,715,402)
Total liabilities and stockholders’ equity (deficiency)	$599,583	$1,280,720

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABTECH HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months ended June 30		Six Months ended June 30
	2016	2015	2016	2015

Net revenues	$64,027	$67,405	$106,664	$270,912

Cost of revenues	88,421	127,256	165,779	248,916
Gross profit (loss)	(24,394)	(59,851)	(59,115)	21,996

Operating expenses
Selling, general and administrative	992,796	1,285,460	2,079,336	2,252,819
Research and development	349,277	284,075	686,913	557,085
Total operating expenses	1,342,073	1,569,535	2,766,249	2,809,904

Operating loss	(1,366,467)	(1,629,386)	(2,825,364)	(2,787,908)

Other income (expense)
Interest expense	(48,151)	(380,756)	(72,809)	(780,401)
Other income	-	-	-	27
Total other income (expense), net	(48,151)	(380,756)	(72,809)	(780,374)

Loss before income taxes	(1,414,618)	(2,010,142)	(2,898,173)	(3,568,282)

Provision for income taxes	-	-	-	-

Net loss	(1,414,618)	(2,010,142)	(2,898,173)	(3,568,282)

Net loss attributable to non-controlling interest	(189,244)	(204,621)	(391,618)	(323,214)

Net loss attributable to controlling interest	$(1,225,374)	$(1,805,521)	$(2,506,555)	$(3,245,068)

Basic and diluted loss per common share	$(0.00)	$(0.03)	$(0.00)	$(0.05)
Basic and diluted weighted average number of shares outstanding	501,678,288	68,819,925	501,678,288	68,682,229

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABTECH HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30,

	2016	2015
Operating Activities
Net loss	$(2,898,173)	$(3,568,282)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	6,186	12,487
Common stock issued for services rendered	-	120,000
Stock-based compensation expense	13,704	171,735
Note discount amortized as interest	-	290,238
Deferred charges expensed as interest	-	118,629
Changes in operating assets and liabilities:
Accounts receivable	76,298	93,128
Inventories	20,426	40,774
Prepaid expenses and other current assets	5,238	4,376
Accounts payable	621,908	254,944
Customer deposits	5,097	-
Accrued interest payable	64,299	287,586
Accrued expenses	127,194	43,356
Net cash used in operating activities	(1,957,823)	(2,131,029)

Investing Activities
Purchases of fixed assets	(1,988)	-
Net cash used in investing activities	(1,988)	-

Financing Activities
Proceeds from due to investors – related party	1,300,000	-
Proceeds from notes payable – related party	-	1,950,000
Proceeds from notes payable	-	650,000
Draws on bank line of credit	90,000	90,000
Repayments on bank line of credit	(1,950)	(90,000)
Repayment of borrowings	-	(875,000)
Repayments under capital lease obligation	-	(2,028)
Decrease in due to related party	(3,216)	(3,060)
Net cash provided by financing activities	1,384,834	1,719,912

Net change in cash and cash equivalents	(574,977)	(411,117)
Cash and cash equivalents at beginning of period	682,860	1,049,460
Cash and cash equivalents at end of period	$107,883	$638,343

Supplemental cash flow information:
Cash paid for interest	$7,765	$83,948
Cash paid for income taxes	$-	$-
Non-cash investing and financing activities:
Unamortized portion of debt discount	$-	$283,142
Warrants issued with debt	$-	$122,863
Warrants issued with debt extension	$-	$3,055
Transfer of deposit to fixed assets	$5,538	$-

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

In 2012, the Company formed a subsidiary, AEWS Engineering, LLC (“AEWS”), an independent civil and environmental engineering firm, established to provide engineering and technology innovation to the water infrastructure sector. AEWS was initially owned 80% by the Company and 20% by a former executive officer of AEWS. In May 2015, AEWS became a wholly owned subsidiary of the Company upon the relinquishment of the 20% interest previously held by the former executive officer. Accordingly, the operations of AEWS for the periods reflected in these condensed consolidated financial statements are allocated 100% to the Company. AEWS has an office located in Raleigh, North Carolina and its operations since inception were focused on setting up the business and pursuing new business development activities. The operations of AEWS were transferred to AbTech in 2015 and as of June 30, 2016, AEWS is dormant.

In 2013, the Company formed a wholly-owned subsidiary in the United Kingdom, AbTech Industries (UK) Limited (“AbTech UK”). The Company intended to use this subsidiary to conduct operations in the UK but never initiated operations. As of June 30, 2016, AbTech UK was in the process of being dissolved.

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

The condensed consolidated financial statements as of June 30, 2016 and for the three and six months ended June 30, 2016 and 2015 are unaudited and, in the opinion of the Company’s management, include all adjustments necessary for a fair presentation of such condensed consolidated financial statements. Such adjustments are of a normal recurring nature.

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

Net Loss Per Share – Basic net loss per share is computed by dividing net loss attributable to controlling interests by the weighted average number of shares of common stock outstanding during the period. The Company has other potentially dilutive securities outstanding that are not shown in a diluted net loss per share calculation because their effect in both 2016 and 2015 would be anti-dilutive. The following chart lists the securities as of June 30, 2016 and 2015 that were not included in the computation of diluted net loss per share because their effect would have been antidilutive:

	Common Shares
	June 30, 2016 Unaudited	June 30, 2015 Unaudited
Options to purchase common stock	5,082,810	7,435,664
Warrants to purchase common stock	13,692,311	11,706,162
Convertible promissory notes	1,252,948	9,529,895
Convertible preferred stock in AbTech	6,457,467	6,457,467
	26,485,536	35,129,188

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

In April 2015, the FASB issued ASU No. 2015-3, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” which provides that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. Previously, the Company has recognized such debt issuance costs as separate assets under the caption “deferred charges.” The Company has now adopted this new standard. However, its adoption had no impact on the balance sheets dated June 30, 2016 and December 31, 2015 as all deferred charges had been fully amortized as of December 31, 2015.

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

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments and affects all entities that hold financial assets or owe financial liabilities. The update takes effect for public entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the new standard and its potential impact on the Company’s consolidated financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For public companies that are SEC filers, the standard will take effect for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently evaluating the new standard which will apply to the estimation of credit losses on the Company’s trade receivables but is not expected to have a material effect on the Company’s measurement of such credit losses.

NOTE 3 – INVENTORIES

The Company uses a perpetual inventory system and periodic physical test counts to determine inventory amounts at interim balance sheet dates. Inventories are stated at the lower of cost or market, with cost computed on an average cost method which approximates the first-in, first-out basis. Inventory consisted of the following:

	June 30, 2016 (Unaudited)	December 31, 2015
Raw materials	$96,438	$90,955
Work in process	303,889	337,414
Finished goods	24,219	33,100
Reserve for obsolescence	(50,503)	(67,000)
Total	$374,043	$394,469

NOTE 4 – GOING CONCERN

These unaudited condensed consolidated financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and expenses, which raises doubts about the ability of the Company to continue as a going concern. In order to continue as a going concern, the Company will need to generate additional revenue and obtain additional capital to fund its operating losses and service its debt, including accounts payable, of which a substantial portion is presently past due. Management of the Company has developed a strategy, which it believes will accomplish this objective through revenue growth and additional funding, which will enable the Company to operate for the coming year. If the Company is unable to generate significant sales growth in the near term and raise additional capital, there is a risk that the Company may be unable to repay or otherwise settle the outstanding debt that was in default as of June 30, 2016, and could be required to discontinue or significantly reduce the scope of its operations if no other means of financing operations are available. As a result, the Company’s independent registered public accounting firm has included an emphasis-of-matter paragraph regarding the Company’s ability to continue as a going concern in their opinion attached to the Company’s audited consolidated financial statements for the year ended December 31, 2015. These condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 5 – RELATED PARTY TRANSACTIONS

Accounts payable, related party – At June 30, 2016 and December 31, 2015, “Accounts payable – related party” represents advertising fees due to a non-profit organization of which the president of the Company is a director, and nominal amounts due to officers of the Company for travel expenses.

Accrued expenses – At June 30, 2016 and December 31, 2015, accrued expenses included $184,125 and $134,125, respectively, for fees due to directors of the Company for their services as directors.

Stock Options – The Company granted 1,525,000 stock options to directors and officers of the Company in February 2015 (see NOTE 8 – STOCKHOLDERS’ DEFICIENCY).

Private Placements – From March through June 2016, an investor that is considered to be a related party because it has a beneficial ownership interest in the Company of greater than 5% made several cash advances to the Company totaling $800,000, as a short-term loan. The specific terms of these loans have not yet been determined. In March 2015, this same related party investor purchased a $950,000 secured promissory note from the Company which was later converted to common stock.

In May 2015, an individual who is an affiliate of a greater than 5% shareholder advanced $300,000 to the Company as a short-term loan and in June 2016 this entity advanced $200,000 to the Company as a short-term loan. The specific terms of these loans have not yet been determined.

NOTE 6 – PROMISSORY NOTES AND OTHER DEBT

Information regarding the various promissory notes that were outstanding as of June 30, 2016 is set forth in the table below:

	Principal Amount	Interest Rate	Maturity Date	Conversion Rate
Notes payable
Secured note	$100,000	11.5%	4/12/2016(1)(3)	N/A
Secured note	250,000	11.5%	5/11/2016(1)(2)(3)	N/A
Subtotal	350,000

Convertible promissory notes
Unsecured note	250,000	6.5%	4/15/2016(2)(3)	$0.53
Unsecured note	500,000	6.5%	4/15/2016(2)(3)	$0.64
Subtotal	750,000

Total promissory notes	$1,100,000

(1)	The first and second extension options for these notes were exercised by the Company extending their original maturity dates. The maturity dates shown are the extended maturity date in effect after the exercise of the second extension option and the interest rate shown is the new interest rate in effect as of June 30, 2016. As a result of the exercise of the first and second extension options on these notes, the number of warrant shares issued with these notes was increased by 35,000 shares.

(2)	In March 2016, the Company and the holder of these notes mutually agreed to: (i) allow these notes to convert to common stock of the Company at the conversion price of $0.03 per share, provided that such conversion take place prior to April 15, 2016; and (ii) extend the maturity dates for the unsecured notes to April 15, 2016. The special conversion feature for these notes expired on April 15, 2016 without the notes having been converted.

(3)	As of June 30, 2016, these notes were in technical default due to the fact that they were not repaid prior to their maturity date. However, the note holders had not declared an event of default. Subsequent to June 30, 2016, the Company was in discussions with the holders of these notes to further extend the maturity dates.

The convertible promissory notes are convertible into shares of the Company’s common stock at the indicated conversion rate.

The note discounts resulting from warrants issued with the notes and any beneficial conversion features inherent in the convertible notes, were amortized under the effective interest method over the term of the promissory notes. As of December 31, 2015, the note discounts were fully amortized and there was no interest expense related to the amortization of these discounts for the three or six months ended June 30, 2016. For the three and six months ended June 30, 2015, the interest expense related to the amortization of these discounts was $134,781 and $290,239, respectively.

The secured notes have a security interest in all of the personal property and other assets of the Company.

Bank Line of Credit

The Company has a bank line of credit with a credit limit of $100,000. This line of credit has an annual interest rate of prime plus 6.75% (10.25% as of June 30, 2016) and requires monthly payment of any interest due plus approximately 1% of the outstanding balance. At June 30, 2016 and December 31, 2015, the outstanding balance due on the bank line of credit was $88,050 and $0, respectively.

Due to Investors

The amount shown in the condensed consolidated balance sheets as due to investors represents short-terms loans made to the Company by related party investors (see NOTE 5 – RELATED PARTY TRANSACTIONS – Private Placements). The terms of these loans have not yet been determined. However, the Company is accruing interest on the outstanding balance of the loans at the rate of 10% per annum.

NOTE 7 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, notes payable and convertible notes payable. It is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values, using level 3 inputs, based on their short maturities, or for long term debt, based on borrowing rates currently available to the Company for loans with similar terms and maturities. Gains and losses recognized on changes in fair value of financial instruments, if any, are reported in other income (expense) as gain (loss) on change in fair value. At June 30, 2016, the Company had no financial instruments outstanding that were estimated using level 1, level 2 or level 3 inputs, other than discussed above.

NOTE 8 – STOCKHOLDERS’ DEFICIENCY

The $13,704 increase in additional paid-in capital for the six months ended June 30, 2016 is attributable to stock based compensation for stock options vesting during the period.

There were no stock options granted during the six months ended June 30, 2016. The 1,525,000 stock options granted to officers and directors of the Company in February 2015 all expired during 2015 without being exercised.

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

In May 2016, the Company and its subsidiary, AEWS, received letters from the New York State Joint Commission on Public Ethics (“JCOPE”) asking for a written response to allegations constituting potential violations of lobbying laws in the state of New York. The Company’s legal counsel provided a written response to JCOPE on May 31, 2016, wherein they presented the Company’s position that it has consistently complied with all applicable lobbying laws. It is not clear at this time whether JCOPE will take any further action regarding this matter.

In accordance with the stockholder proposal for the Company to institute a legal action to recover financial losses and damages pertaining to the United States vs. Dean Skelos and Adam Skelos case (the “Stockholder Proposal”), which was approved by the Company’s stockholders at the May 13, 2016 Annual Meeting of Stockholders, the Company has engaged legal counsel to assess the matter and make a recommendation to the Company whether such legal action should be pursued.

As of June 30, 2016, the Company had incurred approximately $1,849,000 in legal fees and other costs related to the matters described above, including $460,000 incurred during the six months ended June 30, 2016. The Company cannot estimate at this time the cost of additional legal representation in resolving the SEC investigation, or pursuing legal action pursuant to the Stockholder Proposal.

The Company has filed a claim for coverage for these legal fees under a liability insurance policy. The insurer has denied the claim and the Company has engaged legal counsel to dispute the insurer’s denial of the claim. In an attempt to reach a settlement with the insurer regarding this claim, a mediation hearing was held in April 2016. This mediation concluded with no resolution of the matter and, therefore, on July 11, 2016, the Company filed a formal complaint against the insurer in the United States District Court for the Southern District of New York. At this time, the ultimate outcome of this claim cannot be determined.

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to June 30, 2016, the Company received additional short-term funding of $410,000 from an investor considered to be a related party because it has a beneficial ownership interest in the Company of greater than 5%, bringing the total due to investors for these short-term loans in 2016 to $1,710,000. The Company and the related party investors are currently working out the terms for these funded amounts (see NOTE 6 – PROMISSORY NOTES AND OTHER DEBT – Due to Investors).

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

Overview

Management is focused on establishing the Company as a reliable provider of water treatment solutions in the emerging markets for the treatment of stormwater, produced water and other industrial water applications. Abtech Holdings, Inc. (the “Company” or “ABHD”) is the parent holding company. Its subsidiary, AbTech Industries, Inc. (“AbTech”), is the operating company that manufactures and sells water treatment products, many of which incorporate its patented Smart Sponge technology. AEWS Engineering LLC (“AEWS”) has provided engineering services to assist government and industry in developing effective solutions to their specific water treatment needs. The operations of AEWS were transferred to AbTech in 2015 and AEWS is currently dormant. ESC is also a dormant subsidiary that holds a patent regarding a sensor array technology designed to detect impurities in water flows. AbTech UK is a subsidiary established to develop business in the United Kingdom and other parts of Europe. AbTech UK, which is currently being dissolved, had no operations in the periods covered by this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which is based on the consolidated operations of ABHD and its subsidiaries.

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

Results of Operations

We generate revenues by selling products and services related to the treatment of contaminated water so that such water can either be discharged or reused. All of our products sold in 2016 and 2015 include some form of Smart Sponge filtration media, which we manufacture, or are accessories used for the deployment of Smart Sponge products, such as diversion collars, vessels and containment cages. Our products include a variety of designs and sizes to effectively address many applications where water treatment is needed. Our revenue for the six-month period ended June 30, 2016 was comprised of the following:

Product	% of Revenue
Ultra-Urban Filters	44%
Smart Paks	23%
Accessories	8%
Skimmers	6%
Freight & other	19%
Total	100%

Comparison of the six months ended June 30, 2016 and 2015

Revenues

Revenues for the six months ended June 30, 2016 decreased by $164,248 (61%) compared to revenues in the same period of the prior year. Revenues in the first half of 2015 included approximately $107,000 from the sale of products to Naylor Industries, the Company’s distributor in the United Kingdom and approximately $22,000 of revenue on the stormwater contract with Nassau County (the “Contract”). There were no similar revenues recognized in the first half of 2016. The Contract with Nassau County was suspended in May 2015 following the announcement of the federal investigation of state senator Dean Skelos, and his son Adam Skelos, who had acted as a consultant to the Company. As a consequence of the negative publicity for the Company surrounding these events and the difficulty encountered in moving other municipal stormwater projects forward in the face of continued funding constraints for new municipal and federal facility stormwater projects, the Company began to direct a greater portion of its sales efforts towards non-stormwater applications of its products in commercial and industrial markets, while continuing to support stormwater product sales through direct sales staff and through distributors in international markets. The Company’s redirected sales efforts did not have a significant impact on revenue in the first half of 2016 as most of the new opportunities being pursued have long lead times and require additional product development and testing.

For the six months ended June 30, 2016, our largest three customers were all construction companies accounting for 14%, 9% and 9% of revenues, respectively.

Gross Margin

The Company’s gross margin on sales was negative (55%) for the six months ended June 30, 2016, compared to a gross margin on sales of 8% for the same period of 2015. The negative gross margin in 2016 is the direct result of the low level of production that was needed to support sales in the first half of 2016. With this low level of production, the fixed costs of excess capacity exceeded the standard margins earned on product sales resulting in the negative gross margin. The Company’s manufacturing facility operated at approximately 1% and 3% of operating capacity for the six months ended June 30, 2016 and 2015, respectively. The significant gross margin difference between the two periods illustrates the significant favorable impact increased production levels can have on gross margins. Going forward, the Company expects that gross margin percentages, quarter by quarter, could vary widely depending on the volume of product sales and the corresponding volume of product manufacturing.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased by approximately $173,000 or 8% in the first six months of 2016, as compared to the same period in 2015. This decrease was due primarily to (i) a $181,000 reduction in consulting fees, including fees paid for public relations and investor relations, (ii) a $153,000 reduction in stock based compensation related to the vesting of stock options granted to officers, directors and advisory board members of the Company, with such expense reduction reflecting the expiration or prior full vesting of most outstanding options and no new stock options being granted during the first half of 2016, and (ii) a $69,000 reduction in legal fees incurred by the Company in responding to the Federal investigation regarding the complaint filed against New York State Senator Dean Skelos and his son, Adam Skelos, and the subpoena received by the company from the SEC regarding its investigation In the Matter of Abtech Holdings, Inc. (NY-9262) (for further information regarding these matters, see PART II, Item 1. “Legal Proceedings”). Legal fees for these matters totaled approximately $397,000 in the first half of 2016 compared to $466,000 in the same period of 2015. These and other expense category reductions in the first half of 2016 as compared to the same period of 2015, were partially offset by increases in other expense categories including an increase of approximately $199,000 for payroll and benefit costs and $45,000 for travel costs, all related to the Company’s redirected sales effort including the addition of a team of seasoned sales professionals with extensive experience in industrial markets. In addition, in the first half of 2016, the Company incurred approximately $110,000 in legal fees related to its dispute with an insurer regarding claims for coverage of legal fees under a liability insurance policy and $63,000 in legal fees related to a review conducted by legal counsel pursuant to a stockholder proposal approved by the Company’s stockholders at the May 13, 2016 Annual Meeting of Stockholders (see PART II, Item 1. “Legal Proceedings”).

Research and development expenses

Research and development (“R&D”) expenses increased by approximately $130,000 (23%) for the six months ended June 30, 2016, as compared to the same period of the prior year. The higher R&D expenses in 2016 were primarily attributable to work conducted to develop and test the Company’s evaporator technology, intended for use in the treatment of produced water at oil and gas drilling sites, and the development of the manufacturing processes to produce the Company’s licensed heavy metals filtration media. These costs totaled approximately $191,000 during the first six months of 2016. There were no similar product development costs incurred in the first six months of 2015. These increased R&D expenses in 2016 were partially offset by expense reductions of $109,000 for consultants, $14,000 for university co-op R&D projects and $34,000 for payroll and benefits in the first half of 2016 as compared to the same period of 2015.

Other income (expense)

Interest expense decreased substantially for the six months ended June 30, 2016, as compared to the same period of 2015, due to the significant debt conversions that took place in the fourth quarter of 2015, which reduced the amount of outstanding debt by approximately $9.9 million. The various components of interest expense that accounted for the decrease are summarized in the table below:

	Six months ended June 30,
Interest Components	2016	2015
1. Interest accrued on notes outstanding and other finance charges	$72,809	$371,533
2. Amortization of the note discount created by the bifurcation of the value of the warrants issued with promissory notes	-	206,630
3. Interest imputed on promissory notes issued with beneficial conversion terms	-	83,609
4. Amortization of deferred financing costs related to private offerings of debt	-	118,629
TOTAL INTEREST EXPENSE	$72,809	$780,401

Comparison of the three months ended June 30, 2016 and 2015

Revenues

Revenues for the three months ended June 30, 2016 decreased by $3,378 (5%) compared to revenues in the same period of the prior year. Revenues in the second quarter of 2015 included approximately $7,000 on the stormwater contract with Nassau County (the “Contract”), which was suspended in May 2015 following the announcement of the federal investigation of state senator Dean Skelos, and his son Adam Skelos, who had acted as a consultant to the Company. As a consequence of the negative publicity for the Company surrounding these events and the difficulty encountered in moving other municipal stormwater projects forward in the face of continued funding constraints for new municipal and federal facility stormwater projects, the Company began to direct a greater portion of its sales efforts towards non-stormwater applications of its products in commercial and industrial markets, while continuing to support stormwater product sales through direct sales staff and through distributors in international markets. The Company’s redirected sales efforts did not have a significant impact on revenue in the second quarter of 2016 as most of the new opportunities being pursued have long lead times and require additional product development and testing.

For the three months ended June 30, 2016, our largest customer was a construction company accounting for 14% of revenues. Two of our international distributors accounted for 13% and 12% of the quarter’s revenues, respectively.

Gross Margin

The Company’s gross margin on sales was negative (38%) for the three months ended June 30, 2016, compared to a gross margin on sales of negative (89%) for the same period of 2015. The negative gross margin in both years is the direct result of the low level of production that was needed to support sales during the quarter. With this low level of production, the fixed costs of excess capacity exceeded the standard margins earned on product sales resulting in the negative gross margins. The Company’s manufacturing facility operated at approximately 1% and 2% of operating capacity for the three months ended June 30, 2016 and 2015, respectively. Going forward, the Company expects that gross margin percentages, quarter by quarter, could vary widely depending on the volume of product sales and the corresponding volume of product manufacturing.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased by approximately $293,000 or 23% in the second quarter of 2016, as compared to the same period in 2015. This decrease was due primarily to the legal fees incurred by the Company in responding to the Federal investigation regarding the complaint filed against New York State Senator Dean Skelos and his son, Adam Skelos, and the subpoena received by the company from the SEC regarding its investigation In the Matter of Abtech Holdings, Inc. (NY-9262) (for further information regarding these matters, see PART II, Item 1. “Legal Proceedings”). Legal fees for these matters totaled approximately $162,000 in the second quarter of 2016 compared to $466,000 in the second quarter of 2015. Other expense reductions in the second quarter of 2016 as compared to the same quarter of 2015 included (i) a $68,000 reduction in stock based compensation related to the vesting of stock options granted to officers, directors and advisory board members of the Company, with such expense reduction reflecting the expiration or prior full vesting of most outstanding options and no new stock options being granted during the second quarter of 2016, (ii) a $35,000 reduction in recruiting fees, and (iii) a $31,000 reduction in consulting fees, including fees paid for public relations and investor relations. These expense reductions in the second quarter of 2016 were partially offset by expense increases of approximately $97,000 for payroll and benefit costs and $19,000 for travel costs, all related to the Company’s redirected sales effort including the addition of a team of seasoned sales professionals with extensive experience in industrial markets. In addition, in the second quarter of 2016, the Company incurred approximately $58,000 in legal fees related to its dispute with an insurer regarding claims for coverage of legal fees under a liability insurance policy and $63,000 in legal fees related to a review conducted by legal counsel pursuant to a stockholder proposal approved by the Company’s stockholders at the May 13, 2016 Annual Meeting of Stockholders (see PART II, Item 1. “Legal Proceedings”).

Research and development

Research and development (“R&D”) expenses increased by approximately $65,000 (23%) for the three months ended June 30, 2016, as compared to the same period of the prior year. The higher R&D expenses in 2016 were primarily attributable to work conducted to develop and test the Company’s evaporator technology, intended for use in the treatment of produced water at oil and gas drilling sites, and the development of the manufacturing processes to produce the Company’s licensed heavy metals filtration media. These costs totaled approximately $84,000 during the second quarter of 2016. There were no similar product development costs incurred in the second quarter of 2015. These and other R&D category expense increases in 2016 were partially offset by expense reductions of $73,000 for consultants and $25,000 for payroll and benefits in the second quarter of 2016 as compared to the same period of 2015.

Other income (expense)

Interest expense decreased substantially for the three months ended June 30, 2016, as compared to the same period of 2015, due to the significant debt conversions that took place in the fourth quarter of 2015, which reduced the amount of outstanding debt by approximately $9.9 million. The various components of interest expense that accounted for the decrease are summarized in the table below:

	Three months ended June 30,
Interest Components	2016	2015
1. Interest accrued on notes outstanding and other finance charges	$48,151	$193,932
2. Amortization of the note discount created by the bifurcation of the value of the warrants issued with promissory notes	-	92,556
3. Interest imputed on promissory notes issued with beneficial conversion terms	-	42,225
4. Amortization of deferred financing costs related to private offerings of debt	-	52,043
TOTAL INTEREST EXPENSE	$48,151	$380,756

Liquidity and Capital Resources

Liquidity

As of June 30, 2016, the Company had a working capital deficiency of approximately $4,596,000, compared to a working capital deficit of approximately $1,713,000 at December 31, 2015. The increased working capital deficiency is primarily attributable to the use of cash for operations during the six months ended June 30, 2016, short term borrowings of $1,388,000 made in the first half of 2016 and an increase in accounts payable and other accrued liabilities of approximately $813,000 during the period. The Company’s cash balance decreased from $682,860 at December 31, 2015, to $107,883 at June 30, 2016. This cash balance represents less than one month of the Company’s historical monthly cash used for operations and evidences the Company’s need to raise additional capital in the immediate short-term. In the month of July, 2016, the Company received additional short-term loans of $410,000 from a related party stockholder to fund operations.

To date, the Company has not generated sufficient revenue to cover its operating costs and expenses and continues to operate with negative cash flow. While we expect to achieve sales growth sufficient to cover operating costs and expenses over the long-term, continued negative cash flow from operations is expected in the short-term. The Company will require additional capital to maintain current operations until the Company achieves the sales growth necessary to cover operating costs and expenses. The Company also has approximately $2,711,000 of short term debt, including accrued interest, which will become due at various stages during 2016, including $1,293,000 that is in technical default as of June 30, 2016. The Company will need to raise additional capital to retire or refinance this debt. In addition, rapid sales growth may require the Company to enter into working capital financing arrangements.

Operations in the first six months of 2016 were funded with the cash on hand at the beginning of that period, $1,300,000 of cash advances provided by two related party stockholders, and $90,000 in draws on the Company’s bank line of credit.

The Company’s bank line of credit has a credit limit of $100,000. The line of credit has an annual interest rate of prime plus 6.75% and requires monthly payment of any interest due plus approximately 1% of the outstanding balance. At June 30, 2016 the outstanding balance due on the bank line of credit was $88,050.

In 2013, the Company entered into an agreement (the “Equity Line of Credit”) with Dutchess Opportunity Fund, II, LP (“Dutchess”) whereby Dutchess committed to purchase up to $2 million of ABHD common stock from the Company over the course of 36 months. This Equity Line of Credit expired in June 2016 with the Company having made no draws on it.

Comparison of cash flows for the six months ended June 30, 2016 and 2015

Operating Activities

The Company had negative cash flows from operations for the six months ended June 30, 2016 of approximately $1,958,000, compared to negative cash flows from operations of approximately $2,131,000 for the same period of the prior year. This reduction in negative cash flow reflects the reduction in the operating loss in the first half of 2016 as compared to the same period of 2015 as well as the $813,000 increase in payables and other accrued liabilities during the first half of 2016. In addition, accounts receivable decreased by approximately $76,000 during the first half of 2016 which also contributed to the decreased negative cash flow for the period.

Investing Activities

The Company had $1,988 of capital expenditures for the six months ended June 30, 2016 and no capital expenditures for the same period of 2015. As of June 30, 2016, the Company had no commitments for any material future capital expenditures.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2016 amounted to approximately $1,385,000, compared to cash provided by financing activities of approximately $1,720,000 in the same period of 2015. The primary financing sources of cash in the first six months of 2016 were cash advances totaling $1,300,000 from two related party stockholders and draws of $90,000 on the Company’s bank line of credit.

Going Concern and Management’s Plans

The accompanying condensed consolidated financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As discussed in NOTE 4 to the accompanying condensed consolidated financial statements, we have not achieved a sufficient level of revenues to support our business and have suffered substantial recurring losses from operations since our inception, resulting in a significant accumulated deficit. These factors raise substantial doubt about the Company’s ability to continue operations as a going concern. As such, the Company’s independent registered public accounting firm in their report dated March 30, 2016, included an emphasis-of-matter paragraph with respect to our consolidated financial statements for the year ended December 31, 2015 concerning the Company’s assumption that we will continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustment that might be necessary should the Company be unable to continue as a going concern. Management believes that the Company’s ability to continue as a going concern will be dependent on its ability to raise additional capital and/or generate significant sales growth in the short term. The Company’s ability to achieve these objectives cannot be determined at this time. Management’s plans in regard to these matters are described in NOTE 4 to the accompanying condensed consolidated financial statements. If the Company is unable to raise additional capital and/or generate significant sales growth in the near term there is a risk that the Company may be unable to repay or otherwise settle the outstanding debt that was in default as of June 30, 2016, and could be required to significantly reduce the scope of or cease its operations if no other means of financing its operations are available.

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

Fair value of warrants and note discount

The Company bifurcates the value of warrants sold with promissory notes. This bifurcation results in the establishment of a note discount with a corresponding charge to equity unless the terms of the warrant require it to be classified as a liability. The warrants and corresponding discounts are valued using the Black-Scholes valuation model because there is no market price available for the warrants. This model uses estimates of volatility, risk free interest rate and the expected term of the warrants, along with the current market price of the Company’s common stock, to estimate the value of the outstanding warrants. The assumptions for expected dividend yield, expected volatility and expected term reflect management’s judgment and include consideration of historical experience. Expected volatility is based on historical volatility of the Company’s common stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the warrant.

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

Stock-based compensation

The Company uses the Black-Scholes model to estimate the value of options and warrants issued to employees and consultants as compensation for services rendered to the Company. This model uses estimates of volatility, risk free interest rate and the expected term of the options or warrants, along with the current market price of the underlying stock, to estimate the value of the options and warrants on the date of grant. In addition, the calculation of compensation costs requires that the Company estimate the number of awards that will be forfeited during the vesting period. The fair value of the stock-based awards is amortized over the vesting period of the awards. For stock-based awards that vest based on performance conditions, expense is recognized when it is probable that the conditions will be met. There were no options granted by the Company during the six months ended June 30, 2016.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

In May 2016, the Company and its subsidiary, AEWS, received letters from the New York State Joint Commission on Public Ethics (“JCOPE”) asking for a written response to allegations constituting potential violations of lobbying laws in the state of New York. The Company’s legal counsel provided a written response to JCOPE on May 31, 2016 wherein they presented the Company’s position that it has consistently complied with all applicable lobbying laws. It is not clear at this time whether JCOPE will take any further action regarding this matter.

In accordance with the stockholder proposal, which was approved by the Company’s stockholders at the May 13, 2016 Annual Meeting of Stockholders, for the Company to institute a legal action to recover financial losses and damages pertaining to the United States vs. Dean Skelos and Adam Skelos case (the “Stockholder Proposal”), the Company has engaged legal counsel to assess the matter and make a recommendation to the Company whether such legal action should be pursued.

As of June 30, 2016, the Company had incurred approximately $1,849,000 in legal fees and other costs related to these matters, including $460,000 incurred in the six months ended June 30, 2016. The Company cannot estimate at this time the cost of additional legal representation in resolving the SEC investigation, or pursuing legal action pursuant to the Stockholder Proposal.

The Company has filed a claim for coverage for these legal fees under a liability insurance policy. The insurer has denied the claim and the Company has engaged legal counsel to dispute the insurer’s denial of the claim. In an attempt to reach a settlement with the insurer regarding this claim, a mediation hearing was held in April 2016. However, this mediation concluded with no resolution of the matter. On July 11, 2016, the Company filed a formal complaint against the insurer in the United States District Court for the Southern District of New York. At this time, the ultimate outcome of this claim cannot be determined.

Item 1A. Risk Factors.

As a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During 2016, two investors, considered to be related parties because they have beneficial ownership interests in the Company of greater than 5%, have provided short-term funding to the Company as follows:

Date	Amount
3/15/16	$150,000
3/28/16	150,000
4/11/16	100,000
4/25/16	100,000
5/6/16	200,000
5/12/16	300,000
6/14/16	100,000
6/15/16	200,000
7/7/16	150,000
7/15/16	110,000
7/28/16	150,000
Total	$1,710,000

Item 6. Exhibits.

Exhibit Number	Name
31.1 *	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)
31.2 *	Rule 13a-14(d)/15d-14(d) Certification (Principal Financial Officer)
32 **	Section 1350 Certifications
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABTECH HOLDINGS, INC.
(Registrant)

Date: August 15, 2016	By:	/s/ Glenn R. Rink
Glenn R. Rink
Chief Executive Officer, President, and Director

Date: August 15, 2016	By:	/s/ Lane J. Castleton
Lane J. Castleton
Chief Accounting Officer, Chief Financial Officer, Vice President and Treasurer