Form 10-Q
period 2016-09-30
Abtech Holdings, Inc.
filed 2016-11-14
CIK 1405858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2016

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

☐	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer (Do not check if smaller reporting company)	☒	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 11, 2016
Common stock, $.001 par value	501,678,288

ABTECH HOLDINGS, INC.

FORM 10-Q

September 30, 2016

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements regarding the Company within the meaning of Section 27A of the United States Securities Act of 1933, as amended, and Section 21E of the United States Securities Exchange Act of 1934, as amended, that involve many risks and uncertainties. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “would,” “could,” “confident,” “forecast,” “hope,” “likely,” “plan,” “possible,” “potential,” “predict,” “project,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” “future,” “ongoing,” or similar terms, variations of such terms or the negative of such terms. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions concerning, among others, capital expenditures, earnings, litigation, regulatory matters, liquidity and capital resources, and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we operate, results of litigation, and other circumstances affecting anticipated revenues and costs, and the risk factors set forth under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed on March 30, 2016.

YOU SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD LOOKING STATEMENTS

The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events or information as of the date on which the statements are made in this Quarterly Report on Form 10-Q. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, changes in assumptions or otherwise, after the date on which the statements are made or to reflect the occurrence of unanticipated events. You should read this report and the documents that we reference in this report, including documents referenced by incorporation, completely and with the understanding that our actual future results may be materially different from what we expect or hope.

Explanatory Note

As used in this Quarterly Report on Form 10-Q, “we,” “us,” “our,” “ABHD” and the “Company” refer to Abtech Holdings, Inc.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The December 31, 2015 consolidated balance sheet included in this Quarterly Report on Form 10-Q was derived from audited financial statements but does not include all disclosures required by GAAP. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine-month and three-month periods ended September 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016. For further information, refer to the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ABTECH HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2016 (Unaudited)	December 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$56,321	$682,860
Accounts receivable – trade, net	13,870	103,188
Inventories, net	375,805	394,469
Prepaid expenses and other current assets	28,305	24,594
Total current assets	474,301	1,205,111

Fixed assets, net	41,351	41,669
Security deposits	28,402	33,940
Total assets	$544,054	$1,280,720

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities
Accounts payable	$1,967,679	$1,355,385
Accounts payable – related party	7,617	9,433
Loans from stockholders	9,000	9,000
Bank line of credit	85,438	-
Notes payable, net of discounts	250,000	350,000
Convertible promissory notes, net of discounts	750,000	750,000
Due to investors – related party	2,425,000	-
Customer deposits	16,568	-
Accrued interest payable	283,094	149,383
Accrued expenses	401,700	294,449
Total current liabilities	6,196,096	2,917,650

Long-term convertible promissory notes	100,000	-
Due to related party	73,640	78,472
Total liabilities	6,369,736	2,996,122

Commitments and contingencies

Stockholders’ equity (deficiency)
Common stock, $0.001 par value; 800,000,000 authorized shares; 501,678,288 shares issued and outstanding at September 30, 2016 and December 31, 2015	501,678	501,678
Additional paid-in capital	61,045,771	61,027,567
Non-controlling interest	(4,048,782)	(3,493,351)
Accumulated deficit	(63,324,349)	(59,751,296)
Total stockholders’ equity (deficiency)	(5,825,682)	(1,715,402)
Total liabilities and stockholders’ equity (deficiency)	$544,054	$1,280,720

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABTECH HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months ended September 30		Nine Months ended September 30
	2016	2015	2016	2015

Net revenues	$53,730	$101,165	$160,394	$372,077

Cost of revenues	88,810	94,269	254,589	343,185
Gross profit (loss)	(35,080)	6,896	(94,195)	28,892

Operating expenses
Selling, general and administrative	891,535	1,402,520	2,970,871	3,655,339
Research and development	230,412	245,518	917,325	802,603
Total operating expenses	1,121,947	1,648,038	3,888,196	4,457,942

Operating loss	(1,157,027)	(1,641,142)	(3,982,391)	(4,429,050)

Other income (expense)
Interest expense	(73,284)	(403,247)	(146,093)	(1,183,648)
Other income	-	-	-	27
Total other income (expense), net	(73,284)	(403,247)	(146,093)	(1,183,621)

Loss before income taxes	(1,230,311)	(2,044,389)	(4,128,484)	(5,612,671)

Provision for income taxes	-	-	-	-

Net loss	(1,230,311)	(2,044,389)	(4,128,484)	(5,612,671)

Net loss attributable to non-controlling interest	(163,813)	(213,947)	(555,431)	(537,161)

Net loss attributable to controlling interest	$(1,066,498)	$(1,830,442)	$(3,573,053)	$(5,075,510)

Basic and diluted loss per common share	$(0.00)	$(0.03)	$(0.01)	$(0.07)

Basic and diluted weighted average number of shares outstanding	501,678,288	68,943,002	501,678,288	68,770,108

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABTECH HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30,

	2016	2015
Operating Activities
Net loss	$(4,128,484)	$(5,612,671)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	8,757	17,564
Common stock issued for services rendered	-	120,000
Stock-based compensation expense	18,204	242,459
Note discount amortized as interest	-	425,811
Deferred charges expensed as interest	-	168,005
Changes in operating assets and liabilities:
Accounts receivable	89,318	61,143
Inventories	18,664	56,907
Prepaid expenses and other current assets	(3,711)	9,467
Accounts payable	610,478	807,190
Customer deposits	16,568	-
Accrued interest payable	133,711	504,159
Accrued expenses	107,251	46,257
Net cash used in operating activities	(3,129,244)	(3,153,709)

Investing Activities
Purchases of fixed assets	(2,901)	(4,879)
Net cash used in investing activities	(2,901)	(4,879)

Financing Activities
Proceeds from due to investors – related party	2,425,000	300,000
Proceeds from notes payable – related party	-	1,950,000
Proceeds from notes payable	-	650,000
Draws on bank line of credit	90,000	186,237
Repayments on bank line of credit	(4,562)	(90,000)
Repayment of borrowings	-	(875,000)
Repayments under capital lease obligation	-	(2,731)
Decrease in due to related party	(4,832)	(4,594)
Net cash provided by financing activities	2,505,606	2,113,912

Net change in cash and cash equivalents	(626,539)	(1,044,676)
Cash and cash equivalents at beginning of period	682,860	1,049,460
Cash and cash equivalents at end of period	$56,321	$4,784

Supplemental cash flow information:
Cash paid for interest	$11,633	$85,673
Cash paid for income taxes	$-	$-
Non-cash investing and financing activities:
Unamortized portion of debt discount	$-	$147,569
Warrants issued with debt	$-	$122,863
Warrants issued with debt extension	$-	$3,055
Transfer of deposit to fixed assets	$5,538	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABTECH HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – ORGANIZATION

Abtech Holdings, Inc. (“ABHD” or the “Company”) (formerly Laural Resources, Inc.), was incorporated under the laws of the State of Nevada on February 13, 2007, with authorized capital stock of 300,000,000 shares at $0.001 par value. In 2015, the number of authorized shares of capital stock was increased to 800,000,000. ABHD is the parent holding company.

AbTech Industries, Inc. (“AbTech”), a Delaware corporation with an authorized capital of 15,000,000 shares of $0.01 par value common stock and 5,000,000 shares of $0.01 par value preferred stock, was acquired by ABHD in a reverse acquisition transaction on February 10, 2011. AbTech is a majority-owned subsidiary of ABHD and the operating company.

AbTech is an environmental technologies firm that provides innovative solutions to address issues of water pollution. AbTech has developed and patented the Smart Sponge® polymer technology. This technology’s oil absorbing capabilities make it highly effective as a filtration media to remove hydrocarbons and other pollutants from flowing or pooled water. AbTech has also licensed or developed other products that reduce bacteria, remove heavy metals or reduce the volume of polluted water through evaporation. AbTech sells products and systems for the treatment of stormwater, industrial process water and produced water in oil and gas extraction operations. AbTech is headquartered in Scottsdale, Arizona and has a manufacturing facility located in Phoenix, Arizona.

In 2012, the Company formed a subsidiary, AEWS Engineering, LLC (“AEWS”), an independent civil and environmental engineering firm, established to provide engineering and technology innovation to the water infrastructure sector. AEWS was initially owned 80% by the Company and 20% by a former executive officer of AEWS. In May 2015, AEWS became a wholly-owned subsidiary of the Company upon the relinquishment of the 20% interest previously held by the former executive officer. Accordingly, the operations of AEWS for the periods reflected in these condensed consolidated financial statements are allocated 100% to the Company. AEWS has an office located in Raleigh, North Carolina. The operations of AEWS, focused on pursuing new business development activities, were transferred to AbTech in 2015 and as of September 30, 2016, AEWS was dormant.

In 2013, the Company formed a wholly-owned subsidiary in the United Kingdom, AbTech Industries (UK) Limited (“AbTech UK”). The Company intended to use this subsidiary to conduct operations in the UK but never initiated operations. AbTech UK was dissolved on September 13, 2016.

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

The condensed consolidated financial statements as of September 30, 2016, and for the three and nine months ended September 30, 2016 and 2015, are unaudited and, in the opinion of the Company’s management, include all adjustments necessary for a fair presentation of such condensed consolidated financial statements. Such adjustments are of a normal recurring nature.

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

In 2016 and 2015, the Company recognized revenue from the sale of its Smart Sponge® and Smart Sponge Plus products, including Ultra-Urban® Filters, Line Skimmers, Passive Skimmers and Smart Paks®. The Smart Paks are usually sold as a component of an engineered system such as an end-of-pipe vault or other larger multi-product treatment train. The Company provides engineering design or other services on some engineered solutions. Revenues from such services are recognized at the time they are rendered.

The Company recognizes shipping and handling fees as revenue and the related expenses as a component of cost of sales. All internal handling charges are charged to selling, general and administrative expenses.

The payment terms for sales made to customers vary based on the credit worthiness of the particular customer and the size of the order. Some orders require prepayment of up to 50% at the time the order is received, while others require payment in full before shipping or require payment within 30 days of the date of shipment. Customers do not have a right of return for products purchased from the Company. The Company may, on occasion, allow a return under appropriate conditions to promote good business practices; however, such returns have historically been and are expected to continue to be minimal. Regardless of when payment is received from the customer, revenues are recognized in accordance with the criteria for revenue recognition described above.

Net Loss Per Share – Basic net loss per share is computed by dividing net loss attributable to controlling interests by the weighted average number of shares of common stock outstanding during the period. The Company has other potentially dilutive securities outstanding that are not shown in a diluted net loss per share calculation because their effect in both 2016 and 2015 would be antidilutive. The following chart lists the securities as of September 30, 2016 and 2015 that were not included in the computation of diluted net loss per share because their effect would have been antidilutive:

	Common Shares
	September 30, 2016 Unaudited	September 30, 2015 Unaudited
Options to purchase common stock	4,363,240	7,385,664
Warrants to purchase common stock	12,632,009	11,707,311
Convertible promissory notes	1,252,948	9,529,895
Convertible preferred stock in AbTech	6,457,467	6,457,467
	24,705,664	35,080,337

Recent Accounting Pronouncements – In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which provides guidance for revenue recognition. The guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes the most current revenue recognition guidance. In August 2015, the FASB issued ASU No. 2015-14, which deferred the effective date of the new revenue recognition standard for public entities until fiscal years beginning after December 15, 2017. The Company is currently evaluating ASU No. 2014-09 and its potential impact on the Company’s consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, "Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period." ASU No. 2014-12 provides explicit guidance on whether to treat a performance target that could be achieved after the requisite service period as a performance condition that affects vesting, or as a non-vesting condition that affects the grant-date fair value of an award. The update requires that compensation costs are recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. This update is now effective. The Company currently has no stock compensation awards outstanding that are affected by this guidance and, accordingly, this updated standard had no effect on the Company’s current consolidated financial statements and related disclosures.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” which provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The guidance is effective for the Company beginning for the annual period ending December 31, 2016 and interim periods thereafter. The Company is currently evaluating ASU No. 2014-15 and its potential impact on the Company’s consolidated financial statement footnote disclosures.

In April 2015, the FASB issued ASU No. 2015-3, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” which provides that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. Previously, the Company has recognized such debt issuance costs as separate assets under the caption “deferred charges.” The Company has now adopted this new standard. However, its adoption had no impact on the consolidated balance sheets dated September 30, 2016 and December 31, 2015 as all deferred charges had been fully amortized as of December 31, 2015.

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

In March 2016, the FASB issued ASU No. 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which involves simplification of several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public entities, the amendments in this update are effective for annual periods beginning after December 15, 2016. The Company is currently evaluating the new standard and its potential impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For public companies that are Securities and Exchange Commission (“SEC”) filers, the standard will take effect for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently evaluating the new standard which will apply to the estimation of credit losses on the Company’s trade receivables but is not expected to have a material effect on the Company’s measurement of such credit losses.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which addresses how eight specific cash flow issues should be presented and classified in the statement of cash flows. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted and the amendments are to be applied using a retrospective transition method. The Company is currently evaluating the new standard and its potential impact on the Company’s presentation of the relevant cash flow items in the Consolidated Statements of Cash Flows.

NOTE 3 – INVENTORIES

The Company uses a perpetual inventory system and periodic physical test counts to determine inventory amounts at interim balance sheet dates. Inventories are stated at the lower of cost or market, with cost computed on an average cost method which approximates the first-in, first-out basis. Inventory consisted of the following:

	September 30, 2016 (Unaudited)	December 31, 2015
Raw materials	$102,020	$90,955
Work in process	298,074	337,414
Finished goods	26,214	33,100
Reserve for obsolescence	(50,503)	(67,000)
Total	$375,805	$394,469

NOTE 4 – GOING CONCERN

These unaudited condensed consolidated financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and expenses, which raises doubts about the ability of the Company to continue as a going concern. In order to continue as a going concern, the Company will need to generate additional revenue and obtain additional capital to fund its operating losses and service its debt, including accounts payable, of which a substantial portion is presently past due. Management of the Company has developed a strategy, which it believes will accomplish this objective through revenue growth and additional funding, which will enable the Company to operate for the coming year. If the Company is unable to generate significant sales growth in the near term and raise additional capital, there is a risk that the Company may be unable to repay or otherwise settle the liabilities and debt outstanding as of September 30, 2016, and could be required to discontinue or significantly reduce the scope of its operations if no other means of financing operations are available. As a result, the Company’s independent registered public accounting firm has included an emphasis-of-matter paragraph regarding the Company’s ability to continue as a going concern in their opinion attached to the Company’s audited consolidated financial statements for the year ended December 31, 2015. These condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 5 – RELATED PARTY TRANSACTIONS

Accounts Payable, Related Party – At September 30, 2016 and December 31, 2015, “Accounts payable – related party” represents advertising fees due to a non-profit organization of which the president of the Company is a director, and nominal amounts due to officers of the Company for travel expenses.

Accrued Expenses – At September 30, 2016 and December 31, 2015, accrued expenses included $204,125 and $134,125, respectively, for fees due to directors of the Company for their services as directors.

Stock Options – The Company granted 1,525,000 stock options to directors and officers of the Company in February 2015 (see NOTE 8 – STOCKHOLDERS’ DEFICIENCY).

Private Placements – From March through September 2016, an investor that is considered to be a related party because it has a beneficial ownership interest in the Company of greater than 5% made several cash advances to the Company totaling $1,925,000, as a short-term loan. The specific terms of these loans have not yet been determined. This same related party investor purchased from the Company a $950,000 secured promissory note in March 2015, a $250,000 secured promissory note in April 2015 and a $650,000 secured promissory note in May 2015, which were converted to common stock later in 2015.

In May 2015, an individual who is an affiliate of a greater than 5% shareholder advanced $300,000 to the Company as a short-term loan and in June 2016 this entity advanced $200,000 to the Company as a short-term loan. The specific terms of this $200,000 loan have not yet been determined.

NOTE 6 – PROMISSORY NOTES AND OTHER DEBT

Information regarding the various promissory notes that were outstanding as of September 30, 2016 is set forth in the table below:

	Principal Amount	Interest Rate	Maturity Date		Conversion Rate
Current promissory notes
Secured note	$250,000	11.5%	4/15/16	(2)(3)	N/A
Unsecured note	250,000	6.5%	4/15/16	(3)	$0.53
Unsecured note	500,000	6.5%	4/15/16	(3)	$0.64
Subtotal	1,000,000
Long-term promissory notes
Secured note	100,000	11.5%	10/31/17	(1)(4)	$0.032
Total promissory notes	$1,100,000

(1)	The first and second extension options for this note were exercised by the Company extending its original maturity date to April 12, 2016. As a result of the exercise of the first and second extension options on this note, the number of warrant shares issued with the note was increased by 10,000 shares. On October 21, 2016, the Company and the note holder mutually agreed to amend the note by: (i) extending the maturity date to October 31, 2017; (ii) continuing the interest rate at 11.5% per annum through the new maturity date; (iii) obligating the Company to make monthly payments on the note of $10,000 per month beginning in November 2016; and (iv) adding a conversion feature to the note that will allow the note holder to convert the unpaid balance due under the note into shares of the Company’s common stock at a conversion rate of $0.032 per share.

(2)	The first and second extension options for this note were exercised by the Company extending its original maturity date to May 11, 2016. As a result of the exercise of the first and second extension options on this note, the number of warrant shares issued with the note was increased by 25,000 shares.

(3)	In March 2016, the Company and the holder of these notes mutually agreed to: (i) allow these notes to convert to common stock of the Company at the conversion price of $0.03 per share, provided that such conversion take place prior to April 15, 2016; and (ii) extend the maturity dates for the unsecured notes to April 15, 2016. The special conversion feature for these notes expired on April 15, 2016 without the notes having been converted. As of September 30, 2016, these notes were in technical default due to the fact that they were not repaid prior to their extended maturity date. However, the note holder had not declared an event of default. Subsequent to September 30, 2016, the Company was in discussions with the holder of these notes to further extend the maturity dates. The Company can provide no assurance that such discussions will result in the extension of the maturity dates of the notes.

(4)	As of September 30, 2016, this note was in technical default due to the fact that it was not repaid prior to its maturity date. However, the note holder did not declare an event of default and with the extension of the maturity date described above, the note is no longer in technical default.

The note discounts resulting from warrants issued with the notes and any beneficial conversion features inherent in the convertible notes, were amortized under the effective interest method over the original term of the promissory notes. As of December 31, 2015, the note discounts were fully amortized and there was no interest expense related to the amortization of these discounts for the three or nine months ended September 30, 2016. For the three and nine months ended September 30, 2015, the interest expense related to the amortization of these discounts was $135,571 and $425,811, respectively.

The secured notes have a security interest in all of the personal property and other assets of the Company.

Bank Line of Credit

The Company has a bank line of credit with a credit limit of $100,000. This line of credit has an annual interest rate of prime plus 6.75% (10.25% as of September 30, 2016) and requires monthly payment of any interest due plus approximately 1% of the outstanding balance. At September 30, 2016 and December 31, 2015, the outstanding balance due on the bank line of credit was $85,438 and $0, respectively.

Due to Investors

The amount shown in the condensed consolidated balance sheets as due to investors represents short-term loans made to the Company by related party investors (see NOTE 5 – RELATED PARTY TRANSACTIONS – Private Placements). The terms of these loans have not yet been determined. However, the Company is accruing interest on the outstanding balance of the loans at the rate of 10% per annum as this represents the current estimate of the interest rate to be charged when terms of the loan are finalized.

NOTE 7 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, notes payable and convertible notes payable. It is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values, using level 3 inputs, based on their short maturities, or for long-term debt, based on borrowing rates currently available to the Company for loans with similar terms and maturities. Gains and losses recognized on changes in fair value of financial instruments, if any, are reported in other income (expense) as gain (loss) on change in fair value. At September 30, 2016, the Company had no financial instruments outstanding that were estimated using level 1, level 2 or level 3 inputs, other than discussed above.

NOTE 8 – STOCKHOLDERS’ DEFICIENCY

The $18,204 increase in additional paid-in capital for the nine months ended September 30, 2016 is attributable to stock based compensation for stock options vesting during the period.

There were no stock options granted during the nine months ended September 30, 2016. The 1,525,000 stock options granted to officers and directors of the Company in February 2015 all expired during 2015 without being exercised.

NOTE 9 – LITIGATION AND CONTINGENCIES

On May 28, 2015, the Company received a subpoena from the U.S. Securities and Exchange Commission (“SEC”) that stated that the staff of the SEC is conducting an investigation In the Matter of Abtech Holdings, Inc. (NY-9262).  Generally, the SEC’s subpoena asked for all documents, agreements, and communications concerning (i) the Company’s Contract for Services with Nassau County, New York, dated October 8, 2013; (ii) Adam Skelos, Dean Skelos, and their related entities; (iii) SLC Clean Water, LLC, Axiom, Glenwood Management, and a number of other listed individuals and entities; (iv) certain Board and Board committee minutes and related materials; (v) certain policies, procedures, and internal controls in effect at the Company; (vi) certain communications with the Company’s independent registered public accounting firm, transfer agent, potential and current investors, broker-dealers, investment advisors, and finders; and (vii) certain other organizational and financial account information of the Company.  The Company is cooperating with the SEC and has provided a substantial number of documents in response to the subpoena.  The Company believes the SEC’s subpoena is a result of the complaint announced on May 4, 2015 that was filed by federal authorities against Dean and Adam Skelos. That trial came to an end in December 2015 when both men were convicted of eight counts each, including fraud, bribery and extortion of three separate companies – one of which was the Company. The Company cooperated fully with the United States Attorney’s Office for the Southern District of New York throughout the Skelos investigation and trial, by providing documents and other evidence and having the Company’s president and CEO testify on behalf of the government at the trial. With the trial now concluded, the Company’s involvement in this matter has ended and the Department of Justice has confirmed to the Company that the Company and its subsidiaries are not the subject or target of any ongoing public corruption investigation. The Company continues to cooperate with the SEC in responding to the subpoena issued on May 28, 2015.

In May 2016, the Company and its subsidiary, AEWS, received letters from the New York State Joint Commission on Public Ethics (“JCOPE”) asking for a written response to allegations constituting potential violations of lobbying laws in the state of New York. The Company’s legal counsel provided a written response to JCOPE on May 31, 2016, wherein they presented the Company’s position that it has consistently complied with all applicable lobbying laws. On August 15, 2016, JCOPE issued a notice to the Company that JCOPE had decided to commence an investigation to determine whether a substantial basis exists to conclude that the Company knowingly and willfully violated lobbying laws in the state of New York. The Company intends to defend its position that it has consistently complied with all applicable lobbying laws and is working with JCOPE to resolve this matter. However, it is not clear at this time how the matter will ultimately be resolved.

In accordance with the stockholder proposal approved by the Company’s stockholders at the May 13, 2016 Annual Meeting of Stockholders, the Company has engaged legal counsel to assess whether the Company should pursue legal action to recover financial losses and damages pertaining to the United States vs. Dean Skelos and Adam Skelos case (the “Stockholder Proposal”). The Company is currently considering the recommendation of legal counsel as it pertains to this Stockholder Proposal.

As of September 30, 2016, the Company had incurred approximately $1,900,000 in legal fees and other costs related to the matters described above, including approximately $511,000 incurred during the nine months ended September 30, 2016. The Company cannot estimate at this time the cost of additional legal representation in resolving the SEC investigation, or pursuing legal action pursuant to the Stockholder Proposal.

The Company has filed a claim for coverage for some of these legal fees under a liability insurance policy. The insurer has denied the claim and the Company has engaged legal counsel to dispute the insurer’s denial of the claim. In an attempt to reach a settlement with the insurer regarding this claim, a mediation hearing was held in April 2016. This mediation concluded with no resolution of the matter and, therefore, on July 11, 2016, the Company filed a formal complaint against the insurer in the United States District Court for the Southern District of New York. The Company is currently in discussions with the insurer in an attempt to settle the claim. However, the ultimate outcome of this claim cannot be determined at this time.

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to September 30, 2016, the Company received additional short-term funding of $661,000 from an investor considered to be a related party because it has a beneficial ownership interest in the Company of greater than 5%, bringing the total due to investors for these short-term loans in 2016 to $3,086,000. The Company and the related party investors are currently working out the terms for these funded amounts (see NOTE 6 – PROMISSORY NOTES AND OTHER DEBT – Due to Investors).

In October 2017, the Company amended a promissory note that was outstanding and in technical default as of September 30, 2016, by extending its maturity date and modifying other terms of the note as described in NOTE 6 – PROMISSORY NOTES AND OTHER DEBT. Accordingly, this note was not in technical default as of the filing date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes thereto included in Item 1 in this Quarterly Report on Form 10-Q. This discussion includes forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and the timing of events may differ materially from those anticipated in these forward-looking statements as a result of a variety of business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. Please refer to page 2 of this Quarterly Report on Form 10-Q for additional information regarding forward-looking statements.

Overview

Management is focused on establishing the Company as a reliable provider of water treatment solutions in the emerging markets for the treatment of stormwater, produced water and other industrial water applications. Abtech Holdings, Inc. (the “Company” or “ABHD”) is the parent holding company. Its subsidiary, AbTech Industries, Inc. (“AbTech”), is the operating company that manufactures and sells water treatment products, many of which incorporate its patented Smart Sponge technology. Another subsidiary, AEWS Engineering, LLC (“AEWS”), has provided engineering services to assist government and industry in developing effective solutions to their specific water treatment needs. The operations of AEWS were transferred to AbTech in 2015 and AEWS is currently dormant. ESC is also a dormant subsidiary that holds a patent regarding a sensor array technology designed to detect impurities in water flows. AbTech Industries (UK) Limited (“AbTech UK”) is a subsidiary established to develop business in the United Kingdom and other parts of Europe. AbTech UK was dissolved on September 13, 2016 and had no operations in the periods covered by this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is based on the consolidated operations of ABHD and its subsidiaries.

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

Results of Operations

We generate revenues by selling products and services related to the treatment of contaminated water so that such water can either be discharged or reused. All of our products sold in 2016 and 2015 include some form of Smart Sponge filtration media, which we manufacture, or are accessories used for the deployment of Smart Sponge products, such as diversion collars, vessels and containment cages. Our products include a variety of designs and sizes to effectively address many applications where water treatment is needed. Our revenue for the nine-month period ended September 30, 2016 was comprised of the following:

Product	% of Revenue
Ultra-Urban Filters	41%
Smart Paks	20%
Accessories	11%
Skimmers	5%
Services	4%
Freight & other	19%
Total	100%

Comparison of the nine months ended September 30, 2016 and 2015

Revenues

Revenues for the nine months ended September 30, 2016 decreased by approximately $212,000 (57%) compared to revenues in the same period of the prior year which included approximately $107,000 from the sale of products to Naylor Industries, the Company’s distributor in the United Kingdom and approximately $22,000 of revenue on the stormwater contract with Nassau County (the “Contract”). There were no similar revenues recognized in the first nine months of 2016. The Contract with Nassau County was suspended in May 2015 following the announcement of the federal investigation of New York State Senator Dean Skelos, and his son Adam Skelos, who had acted as a consultant to the Company. As a consequence of the negative publicity for the Company surrounding these events and the difficulty encountered in moving other municipal stormwater projects forward in the face of continued funding constraints for new municipal and federal facility stormwater projects, the Company began to direct a greater portion of its sales efforts towards non-stormwater applications of its products in commercial and industrial markets, while continuing to support stormwater product sales through direct sales staff and through distributors in international markets. The Company’s redirected sales efforts did not have a significant impact on revenue in the first nine months of 2016 as most of the new opportunities being pursued have long lead times and require additional product development and testing.

For the nine months ended September 30, 2016, our largest customer was a construction company accounting for 12% of revenues. There were no other single customers accounting for more than 10% of revenues in this period.

Gross Margin

The Company’s gross margin on sales was negative (59%) for the nine months ended September 30, 2016, compared to a positive gross margin on sales of 8% for the same period of 2015. The negative gross margin in 2016 is the direct result of the low level of production that was needed to support sales in the first nine months of 2016. With this low level of production, the fixed costs of excess capacity exceeded the standard margins earned on product sales resulting in the negative gross margin. The Company’s manufacturing facility operated at less than 1% of operating capacity for the nine months ended September 30, 2016 and at approximately 2% of capacity for the nine months ended September 30, 2015. The significant gross margin difference between the two periods illustrates the significant favorable impact increased production levels can have on gross margins. Going forward, the Company expects that gross margin percentages, quarter by quarter, could vary widely depending on the volume of product sales and the corresponding volume of product manufacturing.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased by approximately $684,000 or 19% in the first nine months of 2016, as compared to the same period in 2015. This decrease was due primarily to an approximate: (i) $189,000 reduction in consulting fees, including fees paid for public relations and investor relations; (ii) $222,000 reduction in stock based compensation related to the vesting of stock options granted to officers, directors and advisory board members of the Company, with such expense reduction reflecting the expiration or prior full vesting of most outstanding options and no new stock options being granted during the first nine months of 2016; (iii) $87,000 reduction in recruiting fees; (iv) $75,000 reduction in general legal fees; and (v) $597,000 reduction in legal fees incurred by the Company in responding to the federal investigation regarding the complaint filed against New York State Senator Dean Skelos and his son, Adam Skelos, and the subpoena received by the Company from the SEC regarding its investigation In the Matter of Abtech Holdings, Inc. (NY-9262) (for further information regarding these matters, see PART II, Item 1. “Legal Proceedings”). Legal fees for these matters totaled approximately $447,000 in the first nine months of 2016 compared to $1,044,000 in the same period of 2015. These and other expense category reductions in the first half of 2016 as compared to the same period of 2015, were partially offset by increases in other expense categories in 2016 including increases of approximately: (a) $266,000 for payroll and benefit costs related to the Company’s redirected sales effort including the addition of a team of seasoned sales professionals with extensive experience in industrial markets; (b) $64,000 for travel related costs; (c) $148,000 for legal fees related to the Company’s dispute with an insurer regarding claims for coverage of legal fees under a liability insurance policy; (d) $63,000 in legal fees related to a review conducted by legal counsel pursuant to a stockholder proposal approved by the Company’s stockholders at the May 13, 2016 Annual Meeting of Stockholders (see PART II, Item 1. “Legal Proceedings”); and (e) a $65,000 increase in audit costs primarily related to the Company’s independent registered public accountants responding to SEC subpoenas regarding the SEC investigation mentioned above.

Research and development expenses

Research and development (“R&D”) expenses increased by approximately $115,000 (14%) for the nine months ended September 30, 2016, as compared to the same period of the prior year. The higher R&D expenses in 2016 were primarily attributable to work conducted to develop and test the Company’s evaporator technology, intended for use in the treatment of produced water at oil and gas drilling sites, and the development of the manufacturing processes to produce the Company’s licensed heavy metals filtration media. These costs totaled approximately $249,000 during the first nine months of 2016. Field testing costs incurred in the first nine months of 2015 were only $15,000. These increased R&D expenses in 2016 were partially offset by expense reductions of approximately $120,000 for consultants, $28,000 for university co-op R&D projects and $55,000 for payroll and benefits in the first nine months of 2016 as compared to the same period of 2015.

Other income (expense)

Interest expense decreased substantially for the nine months ended September 30, 2016, as compared to the same period of 2015, due to the significant debt conversions that took place in the fourth quarter of 2015, which reduced the amount of outstanding debt by approximately $9.9 million. The various components of interest expense that accounted for the decrease are summarized in the table below:

		Nine months ended September 30,
Interest Components		2016	2015
1.	Interest accrued on notes outstanding and other finance charges	$146,093	$589,832
2.	Amortization of the note discount created by the bifurcation of the value of the warrants issued with promissory notes	-	299,118
3.	Interest imputed on promissory notes issued with beneficial conversion terms	-	126,693
4.	Amortization of deferred financing costs related to private offerings of debt	-	168,005
	TOTAL INTEREST EXPENSE	$146,093	$1,183,648

Comparison of the three months ended September 30, 2016 and 2015

Revenues

Revenues for the three months ended September 30, 2016 decreased by approximately $47,000 (47%) compared to revenues in the same period of the prior year. The decrease in revenue is primarily the consequence of the negative publicity for the Company following the federal investigation of New York State Senator Dean Skelos and his son Adam Skelos, who had acted as a consultant to the Company. The Company has also encountered continued difficulty in moving municipal stormwater projects forward in the face of continued funding constraints for new municipal and federal facility stormwater projects, although it continues to pursue several potential projects where its technologies are well suited to solving the stormwater problems facing municipalities. With the slowdown in municipal stormwater sales, the Company has directed a greater portion of its sales efforts towards non-stormwater applications of its products in commercial and industrial markets, while continuing to support stormwater product sales through direct sales staff and through distributors in international markets. The Company’s redirected sales efforts did not have a significant impact on revenue in the third quarter of 2016 as most of the new opportunities being pursued have long lead times and require additional product development and testing.

Revenues in the third quarter of 2016 included approximately $6,000 in fees for the treatment of produced water at a well site where the Company is piloting its new evaporator technology, accounting for approximately 11% of third quarter revenue. Two other customers accounted for 18% and 12% of revenue, respectively, for the three months ended September 30, 2016.

Gross Margin

The Company’s gross margin on sales was negative (65%) for the three months ended September 30, 2016, compared to a positive gross margin on sales of 7% for the same period of 2015. The negative gross margin in 2016 is the direct result of the low level of production that was needed to support sales during the quarter. With this low level of production, the fixed costs of excess capacity exceeded the standard margins earned on product sales resulting in the negative gross margins. The Company’s manufacturing facility operated at less than 1% of operating capacity for the three months ended September 30, 2016 and 1.4% of operating capacity for the same period of the prior year. Going forward, the Company expects that gross margin percentages, quarter by quarter, could vary widely depending on the volume of product sales and the corresponding volume of product manufacturing.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased by approximately $511,000 or 36% in the third quarter of 2016, as compared to the same period in 2015. This decrease was due primarily to the legal fees incurred by the Company in responding to the federal investigation regarding the complaint filed against New York State Senator Dean Skelos and his son, Adam Skelos, and the subpoena received by the Company from the SEC regarding its investigation In the Matter of Abtech Holdings, Inc. (NY-9262) (for further information regarding these matters, see PART II, Item 1. “Legal Proceedings”). Legal fees for these matters totaled approximately $50,000 in the third quarter of 2016 compared to $578,000 in the third quarter of 2015. Other expense reductions in the third quarter of 2016, as compared to the same quarter of 2015, included an approximate: (i) $69,000 reduction in stock based compensation related to the vesting of stock options granted to officers, directors and advisory board members of the Company, with such expense reduction reflecting the expiration or prior full vesting of most outstanding options and no new stock options being granted during the third quarter of 2016, and (ii) $55,000 reduction in recruiting fees. These expense reductions in the third quarter of 2016 were partially offset by expense increases of approximately $67,000 for payroll and benefit costs and $18,000 for travel costs, all related to the Company’s redirected sales effort including the addition of a team of seasoned sales professionals with extensive experience in industrial markets. In addition, in the third quarter of 2016, the Company incurred approximately $38,000 in legal fees related to its dispute with an insurer regarding claims for coverage of legal fees under a liability insurance policy (see PART II, Item 1. “Legal Proceedings”), and experienced a $30,000 increase in audit costs related to the Company’s independent registered public accountants responding to SEC subpoenas regarding the SEC investigation mentioned above.

Research and development

R&D expenses decreased by approximately $15,000 (6%) for the three months ended September 30, 2016, as compared to the same period of the prior year. The lower R&D expenses in 2016 were primarily attributable to expense reductions of approximately $34,000 for payroll and benefits, $10,000 for consultants and $14,000 for university co-op R&D projects in the third quarter of 2016 as compared to the same period of 2015. These and other R&D category expense decreases in 2016 were partially offset by expenses for work conducted to develop and test the Company’s evaporator technology, intended for use in the treatment of produced water at oil and gas drilling sites. These costs totaled approximately $58,000 during the third quarter of 2016. Field testing costs incurred in the third quarter of 2015 were only approximately $5,000.

Other income (expense)

Interest expense decreased substantially for the three months ended September 30, 2016, as compared to the same period of 2015, due to the significant debt conversions that took place in the fourth quarter of 2015, which reduced the amount of outstanding debt by approximately $9.9 million. The various components of interest expense that accounted for the decrease are summarized in the table below:

		Three months ended September 30,
Interest Components		2016	2015
1.	Interest accrued on notes outstanding and other finance charges	$73,284	$218,303
2.	Amortization of the note discount created by the bifurcation of the value of the warrants issued with promissory notes	-	92,488
3.	Interest imputed on promissory notes issued with beneficial conversion terms	-	43,084
4.	Amortization of deferred financing costs related to private offerings of debt	-	49,372
	TOTAL INTEREST EXPENSE	$73,284	$403,247

Liquidity and Capital Resources

Liquidity

As of September 30, 2016, the Company had a working capital deficiency of approximately $5,722,000, compared to a working capital deficit of approximately $1,713,000 at December 31, 2015. The increased working capital deficiency is primarily attributable to the use of cash for operations during the nine months ended September 30, 2016, short term borrowings of $2,425,000 made in the first nine months of 2016 and an increase in accounts payable and other accrued liabilities of approximately $851,000 during the period. Current debt totaling $100,000 at December 31, 2015 was extended in 2016 resulting in this debt being classified as long-term debt as of September 30, 2016. The Company’s cash balance decreased from $682,860 at December 31, 2015, to $56,321 at September 30, 2016. This cash balance represents less than one month of the Company’s historical monthly cash used for operations and evidences the Company’s need to raise additional capital in the immediate short-term. In the month of October and November 2016, the Company received additional short-term loans of $661,000 from a related party stockholder to fund operations.

To date, the Company has not generated sufficient revenue to cover its operating costs and expenses and continues to operate with negative cash flow. While we hope to achieve sales growth sufficient to cover operating costs and expenses over the long-term, continued negative cash flow from operations is expected in the short-term. The Company will require additional capital to maintain current operations until the Company achieves the sales growth necessary to cover operating costs and expenses. The Company also has approximately $3,803,000 of short-term debt, including accrued interest, which will need to be repaid, extended or refinanced by the Company. In addition, should the Company experience rapid sales growth, it may decide to pursue other working capital financing arrangements.

Operations in the first nine months of 2016 were funded with the cash on hand at the beginning of that period, $2,425,000 of cash advances provided by two related party stockholders, and $90,000 in draws on the Company’s bank line of credit.

The Company’s bank line of credit has a credit limit of $100,000. The line of credit has an annual interest rate of prime plus 6.75% and requires monthly payment of any interest due plus approximately 1% of the outstanding balance. At September 30, 2016 the outstanding balance due on the bank line of credit was $85,438.

In 2013, the Company entered into an agreement (the “Equity Line of Credit”) with Dutchess Opportunity Fund, II, LP (“Dutchess”) whereby Dutchess committed to purchase up to $2 million of ABHD common stock from the Company over the course of 36 months. This Equity Line of Credit expired in June 2016 with the Company having made no draws on it.

Comparison of cash flows for the nine months ended September 30, 2016 and 2015

Operating Activities

The Company had negative cash flows from operations for the nine months ended September 30, 2016 of approximately $3,129,000, compared to negative cash flows from operations of approximately $3,154,000 for the same period of the prior year. While the net loss in the first nine months of 2016 was approximately $1,484,000 less than the net loss for the same period of 2015, the difference in net cash used for operations between the two periods was only approximately $25,000 due to the fact that (i) the net loss for the first nine months of 2015 included non-cash expenses of approximately $956,000 for stock issued for services, stock based compensation, note discount amortization and deferred charges expensed as interest, whereas in the same period of 2016 there were only approximately $18,000 of such charges; and (ii) the combined increase in payables and other accrued liabilities during the first nine months of 2015 was approximately $1,358,000, compared to approximately $851,000 for the same period of 2016. In addition, during the first nine months of 2016 and 2015, accounts receivable decreased by approximately $89,000 and $61,000, respectively, further reducing the amount of cash used in operations during those periods.

Investing Activities

The Company had $2,901 of capital expenditures for the nine months ended September 30, 2016 and $4,879 of capital expenditures for the same period of 2015. As of September 30, 2016, the Company had no commitments for any material future capital expenditures.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2016 amounted to approximately $2,506,000, compared to cash provided by financing activities of approximately $2,114,000 in the same period of 2015. The primary financing sources of cash in the first nine months of 2016 were cash advances totaling $2,425,000 from two related party stockholders and draws of $90,000 on the Company’s bank line of credit.

Going Concern and Management’s Plans

The accompanying condensed consolidated financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As discussed in NOTE 4 to the accompanying condensed consolidated financial statements, we have not achieved a sufficient level of revenues to support our business and have suffered substantial recurring losses from operations since our inception, resulting in a significant accumulated deficit. These factors raise substantial doubt about the Company’s ability to continue operations as a going concern. As such, the Company’s independent registered public accounting firm in their report dated March 30, 2016, included an emphasis-of-matter paragraph with respect to our consolidated financial statements for the year ended December 31, 2015 concerning the Company’s assumption that we will continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustment that might be necessary should the Company be unable to continue as a going concern. Management believes that the Company’s ability to continue as a going concern will be dependent on its ability to raise additional capital and/or generate significant sales growth in the short term. The Company’s ability to achieve these objectives cannot be determined at this time. Management’s plans in regard to these matters are described in NOTE 4 to the accompanying condensed consolidated financial statements. If the Company is unable to raise additional capital and/or generate significant sales growth in the near term there is a risk that the Company may be unable to repay or otherwise settle the liabilities or debt outstanding as of September 30, 2016, and could be required to significantly reduce the scope of or cease its operations if no other means of financing its operations are available.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

As a smaller reporting company, as defined in Rule 12b-2 of the United States Securities Exchange Act of 1934 (the “Exchange Act”), we are not required to provide the information required by this item pursuant to Item 303(d) of Regulation S-K.

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

Stock-based compensation

The Company uses the Black-Scholes model to estimate the value of options and warrants issued to employees and consultants as compensation for services rendered to the Company. This model uses estimates of volatility, risk free interest rate and the expected term of the options or warrants, along with the current market price of the underlying stock, to estimate the value of the options and warrants on the date of grant. In addition, the calculation of compensation costs requires that the Company estimate the number of awards that will be forfeited during the vesting period. The fair value of the stock-based awards is amortized over the vesting period of the awards. For stock-based awards that vest based on performance conditions, expense is recognized when it is probable that the conditions will be met. There were no options granted by the Company during the nine months ended September 30, 2016.

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

As a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item pursuant to Item 305(e) of Regulation S-K.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

On May 28, 2015, the Company received a subpoena from the SEC that stated that the staff of the SEC is conducting an investigation In the Matter of Abtech Holdings, Inc. (NY-9262).  Generally, the SEC’s subpoena asked for all documents, agreements, and communications concerning (i) the Company’s Contract for Services with Nassau County, New York, dated October 8, 2013; (ii) Adam Skelos, Dean Skelos, and their related entities; (iii) SLC Clean Water, LLC, Axiom, Glenwood Management, and a number of other listed individuals and entities; (iv) certain Board and Board committee minutes and related materials; (v) certain policies, procedures, and internal controls in effect at the Company; (vi) certain communications with the Company’s independent registered public accounting firm, transfer agent, potential and current investors, broker-dealers, investment advisors, and finders; and (vii) certain other organizational and financial account information of the Company.  The Company is cooperating with the SEC and has provided a substantial number of documents in response to the subpoena.  The Company believes the SEC’s subpoena is a result of the complaint announced on May 4, 2015 that was filed by federal authorities against Dean and Adam Skelos. That trial came to an end in December 2015 when both men were convicted of eight counts each, including fraud, bribery and extortion of three separate companies – one of which was the Company. The Company cooperated fully with the United States Attorney’s Office for the Southern District of New York throughout the Skelos investigation and trial, by providing documents and other evidence and having the Company’s president and CEO testify on behalf of the government at the trial. With the trial now concluded, the Company’s involvement in this matter has ended and the Department of Justice has confirmed to the Company that the Company and its subsidiaries are not the subject or target of any ongoing public corruption investigation. The Company continues to cooperate with the SEC in responding to the subpoena issued on May 28, 2015.

In May 2016, the Company and its subsidiary, AEWS, received letters from the New York State Joint Commission on Public Ethics (“JCOPE”) asking for a written response to allegations constituting potential violations of lobbying laws in the state of New York. The Company’s legal counsel provided a written response to JCOPE on May 31, 2016, wherein they presented the Company’s position that it has consistently complied with all applicable lobbying laws. On August 15, 2016, JCOPE issued a notice to the Company that JCOPE had determined to commence an investigation to determine whether a substantial basis exists to conclude that the Company knowingly and willfully violated lobbying laws in the state of New York. The Company intends to defend its position that it has consistently complied with all applicable lobbying laws and is working with JCOPE to resolve this matter. However, it is not clear at this time how the matter will ultimately be resolved.

In accordance with the stockholder proposal approved by the Company’s stockholders at the May 13, 2016 Annual Meeting of Stockholders, the Company has engaged legal counsel to assess whether the Company should pursue legal action to recover financial losses and damages pertaining to the United States vs. Dean Skelos and Adam Skelos case (the “Stockholder Proposal”). The Company is currently considering the recommendation of legal counsel as it pertains to this Stockholder Proposal.

As of September 30, 2016, the Company had incurred approximately $1,900,000 in legal fees and other costs related to the matters described above, including $511,000 incurred during the nine months ended September 30, 2016. The Company cannot estimate at this time the cost of additional legal representation in resolving the SEC investigation, or pursuing legal action pursuant to the Stockholder Proposal.

The Company has filed a claim for coverage for some of these legal fees under a liability insurance policy. The insurer has denied the claim and the Company has engaged legal counsel to dispute the insurer’s denial of the claim. In an attempt to reach a settlement with the insurer regarding this claim, a mediation hearing was held in April 2016. This mediation concluded with no resolution of the matter and, therefore, on July 11, 2016, the Company filed a formal complaint against the insurer in the United States District Court for the Southern District of New York. The Company is currently in discussions with the insurer in an attempt to settle the claim. However, the ultimate outcome of this claim cannot be determined at this time.

Item 1A.	Risk Factors.

As a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item pursuant to Item 503(e) of Regulation S-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

As of September 30, 2016, there were three outstanding promissory notes payable with an aggregate principal amount of $1,000,000 that were in technical default due to the fact that they were not repaid prior to their extended maturity dates. However, the note holder had not declared an event of default. Subsequent to September 30, 2016, the Company was in discussions with the holder of these notes to further extend the maturity dates although there can be no assurance that such discussions will result in an extension of the maturity dates of the notes.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

During 2016, two investors, considered to be related parties because they have beneficial ownership interests in the Company of greater than 5%, have provided short-term funding to the Company as follows:

Date	Amount
3/15/16	$150,000
3/28/16	150,000
4/11/16	100,000
4/25/16	100,000
5/6/16	200,000
5/12/16	300,000
6/14/16	100,000
6/15/16	200,000
7/7/16	150,000
7/15/16	110,000
7/28/16	150,000
8/12/16	200,000
8/23/16	150,000
9/8/16	200,000
9/23/16	165,000
10/5/16	285,000
10/20/16	205,000
11/3/16	171,000
Total	$3,086,000

Item 6.	Exhibits.

Exhibit Number	Name
31.1 *	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)
31.2 *	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)
32 **	Section 1350 Certifications
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABTECH HOLDINGS, INC.
(Registrant)

Date: November 14, 2016	By:	/s/ Glenn R. Rink
Glenn R. Rink
Chief Executive Officer, President, and Director

Date: November 14, 2016	By:	/s/ Lane J. Castleton
Lane J. Castleton
Chief Accounting Officer, Chief Financial Officer, Vice
President and Treasurer

