Form 10-K
period 2016-12-31
Abtech Holdings, Inc.
filed 2017-03-31
CIK 1405858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016

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

☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $3,913,814.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of March 28, 2017, 501,678,288 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference information from the definitive Proxy Statement for the registrant’s 2017 Annual Meeting of Stockholders or on a subsequent amendment to this Annual Report on From 10-K to be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2016. Exhibits incorporated by reference are referred to under Part IV.

ABTECH HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED DECEMBER 31, 2016

TABLE OF CONTENTS

PART I

ITEM 4.	MINE SAFETY DISCLOSURES.	32

PART II

PART III

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES.	44
SIGNATURES		47

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended December 31, 2016 contains forward-looking statements within the meaning of Section 27A of the United States Securities Act of 1933, as amended, and Section 21E of the United States Securities Exchange Act of 1934, as amended, that involve many risks and uncertainties. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Such statements may be identified by the use of forward-looking terminology, including but not limited to terms such as “may,” “might,” “will,” “should,” “would,” “could,” “confident,” “forecast,” “hope,” “likely,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” “future,” “ongoing,” or similar terms, variations of such terms or the negative of such terms. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions concerning, among others, capital expenditures, earnings, litigation, regulatory matters, liquidity and capital resources, and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we operate, results of litigation, and other circumstances affecting anticipated revenues and costs, and the risk factors set forth under Item 1A. “Risk Factors” in this Annual Report on Form 10-K.

YOU SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD LOOKING STATEMENTS

The forward-looking statements made in this Annual Report on Form 10-K relate only to events or information as of the date on which the statements are made in this Annual Report on Form 10-K. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, changes in assumptions, or otherwise, after the date on which the statements are made or to reflect the occurrence of unanticipated events. You should read this report and the documents that we reference in this report, including documents referenced by incorporation, completely and with the understanding that our actual future results may be materially different from what we expect or hope.

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

On February 10, 2011, the Company closed a merger transaction with AbTech Industries, Inc. (“AbTech Industries” or “AbTech”), a Delaware corporation, pursuant to an Agreement and Plan of Merger by and among Abtech Holdings, Abtech Merger Sub, Inc., a Nevada corporation and wholly-owned subsidiary of Abtech Holdings and AbTech Industries (the “Merger”).

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

AEWS Engineering LLC (“AEWS”), a Delaware Limited Liability Company, was formed on October 31, 2011, as a subsidiary of Abtech Holdings. AEWS operated as an independent civil and environmental engineering firm that provided engineering and technology innovation to the water infrastructure sector. In 2015, the operations of AEWS were transferred to AbTech Industries and AEWS is now dormant.

The Company, through its subsidiary, AbTech Industries, provides solutions to water contamination issues that are caused by stormwater runoff, industrial processes, water produced in the extractive industries such as oil & gas drilling, and spills of oil-based fluids in marine environments. The Company’s total solutions and systems approach to addressing customer’s needs results in the Company providing services for the design and selection of water treatment systems, sales of filtration and treatment systems, installation of the treatment technologies, and maintenance of the installed systems. Some of these activities are provided through subcontractors and on some projects the Company may act as a subcontractor to other entities.

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

The porosity of the Smart Sponge allows the fluid containing the contaminant to penetrate into its structure, then the polymer chains selectively absorb the hydrocarbon contaminants and stably encapsulate them. Based on the level of contaminant, the entire structure begins to swell (but not collapse into a total gel) while maintaining absorption capabilities well beyond usual levels. Once reaching saturation, the Smart Sponge is easily recoverable and does not leach any of the absorbed contaminant, even in rough water or under pressure, giving it less expensive disposal options such as recycling through a waste-to-energy facility. The Smart Sponge can absorb up to 3.5 times its weight depending on the contaminant absorbed and remains buoyant permitting it to remain in place until fully saturated. The malleable nature of the Smart Sponge material allows it to be formed into a variety of shapes for optimum effectiveness in a wide variety of contaminated water filtration applications.

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

Due to the ability of Smart Sponge to capture and retain hydrocarbons and other contaminants within its highly porous structure, its performance can best be measured by an in-depth look at the spent material to analyze its composition and the quantity of the various contaminants retained. This type of data cannot be gleaned from the customary random sampling events typically used to test filters. Such tests are often misleading or erroneous due to the non-homogenous concentrations of pollutants in stormwater. Analyzing all contaminants entrapped in the filter over a period of time provides a better indicator of the filter’s true performance. Consequently, AbTech Industries took a more advanced approach and engaged a highly qualified, analytical laboratory to use complex analytical techniques to deconstruct used Smart Sponge polymer and selectively extract all the entrapped contaminants. This in-depth mapping and finger printing of contaminants (a first of its kind in stormwater treatment) is analogous to having a “Black Box” recording of the Ultra-Urban® Filter’s (“UUF’s”) filtration mechanisms and all the contaminants collected in the Smart Sponge material during the time that it is deployed. The results of this analysis were then compared to base tests performed on virgin Smart Sponge material. The difference between the two samples constitutes the contaminants collected by the field deployed Smart Sponge. By extrapolating these results, estimations were made of the total contaminants AbTech Industries’ products prevented from being discharged into open waters for entire installation projects such as those at Norwalk, Connecticut. In Norwalk, 275 UUFs using Smart Sponge filtration media were installed in storm drains to protect residential, commercial, waterside, and industrial manufacturing settings which flow into Norwalk Harbor. The deconstruction or meltdown of Smart Sponge media samples documented approximately 50 pounds per filter of total contaminants with the presence of several heavy metals (e.g., copper, titanium, and zinc) and a variety of hydrocarbons (about 32 pounds per filter), including solvents, oils and cosmetic product components as well as chemical plasticizers.

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

AbTech is targeting both point and non-point source applications of the technology. Discharge permit requirements for heavy metals are very stringent, typically requiring removal down to the parts per billion level. Many of the heavy metals, like selenium and lead, have well known risks to human health and the environment. These are all heavily regulated contaminants. Phosphorous, a nutrient, which is found in fertilizers, soaps and many day-to-day consumer products increasingly in higher concentrations, make their way into our rivers, lakes and oceans. Phosphorous, when combined with nitrogen, is an optimal food source for algae creating seasonal algae blooms that ultimately lead to “dead zones”. These dead zones are areas where the algae have consumed much of the available oxygen in the water, making the water uninhabitable for other marine species. The USEPA has identified high-priority areas of concern such as the Chesapeake Bay Watershed and the Great Lakes Watershed.

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

Industrial Process Water Systems

For the past several years, AbTech Industries has been working on solutions for the process water systems space. These systems utilize a combination of components including pretreatment, membranes and ion exchange to purify makeup water (well or surface) streams for various different plant requirements. Some systems may utilize AbTech’s core Smart Sponge technology in the pretreatment, depending upon the contaminants in the source water. With the recently added focus to the industrial sector, AbTech Industries has added personnel with extensive experience in process water systems. The Company has collaborative relationships with engineering contractors and third party manufacturers to provide the best quality systems for its customers.

Produced Water Products

AbTech Industries has developed de-oiling solutions for the produced water market.  These solutions generally are combined with other treatment systems to address the full range of the problematic contaminants present at a given site. AbTech’s de-oiling solutions are designed to remove hydrocarbons as both a pre-filter to protect the other treatment systems in the treatment train, or as polishing agent at the end of the treatment process. One solution for the removal of free oil in produced water is AbTech Industries’ contactor(s) in a pretreatment position.  These consist of contactor tanks that are sized based on flow rate, influent concentration of contaminant, the desired change out schedule, and space or size constraints.  The contactors used are widely available ASME certified pressure vessels that are filled with loose Smart Sponge popcorn media. These systems can be implemented ranging from 300 to 3,000 gallons per minute. As of December 31, 2016, AbTech Industries had field tested several different configurations of these treatment systems, but had not yet sold any of these systems commercially. AbTech Industries continues to pursue system configurations for its technologies, including its new heavy metals and evaporative technologies, which are intended to provide cost effective solutions for the treatment of produced water.

Markets

AbTech Industries targets three major markets: stormwater/wastewater, industrial wastewater/process water, and produced water applications for the oil & gas industry. The Company’s products also have application in the spill prevention and control markets (including marine environments), although the Company is not currently focused on this market as a priority.

Stormwater and Wastewater Market

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

Combined Sewer Overflows also must comply with the Clean Water Act and present an opportunity for AbTech Industries’ engineered treatment solutions. Combined sewer systems serve roughly 772 communities serving 40 million people. In periods of rainfall or snowmelt, the combined stormwater and wastewater volume in a combined sewer system can exceed the capacity of the sewer system or treatment plant. This leads to the direct discharge of untreated sewage and other pollutants to the environment.

Enforcement of stormwater/CSO standards have increased, with EPA compelling installation of stormwater control measures and water quality treatment systems through consent decrees. In recent years, billions of dollars of mandated spending on stormwater/CSO systems has been created through consent decrees.

•	Health and Tourism Concerns Driving the Stormwater Market – One area of the stormwater market that is receiving increased publicity and attention is the water pollution caused by microorganisms (bacteria). Polluted stormwater runoff can expose boaters and swimmers to bacteria, viruses and protozoans. A Southern California epidemiological study revealed that individuals who swim in areas adjacent to flowing storm drain outfalls were 50% more likely to develop a variety of symptoms than those who swim further away from the same drains. These situations are the cause for thousands of beach closings every year, which affect public health and local economies dependent upon tourism and recreation. The Natural Resources Defense Council (“NRDC”) has reported that their research found that the biggest cause of beach closings and advisories is stormwater runoff. According to NRDC’s 2014 Testing the Waters report, in 2012 there were 20,120 days of closings and advisories across the country at ocean, bay and Great Lakes beaches. NRDC reported that more than 80% of the closings and advisories in 2012 were issued because bacteria levels in the beachwater exceeded public health standards, potentially indicating the presence of human or animal waste. This was the 8th time in the prior 9 years that the number of beach closing and advisory days exceeded 20,000. Stormwater runoff was reported as the primary known source of known pollution nationwide, consistent with past years, indicating a lack of needed progress on the problem at the national level. NRDC's annual analysis of water quality data at 3,485 coastal U.S. beaches monitored in 2013 found that 10% of all monitoring samples exceeded the EPA's most protective benchmark for assessing swimmer safety, known as the Beach Action Value, or BAV.

•	Going Green Initiatives – Knowing that polluted stormwater runoff is one of the leading causes of water pollution in the country, many companies are including on-site stormwater treatment in their environmental sustainability goals. AbTech Industries’ systems can help companies meet these goals. AbTech Industries’ Smart Sponge technology not only treats polluted water, it is also recyclable, requires no electricity or other power source and can provide users with quantifiable results of its efficacy, thus helping companies demonstrate their “going green” stewardship.

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

This market also comprises airports, airport fueling facilities, U.S. Department of Defense bases, transfer stations, and others concerned about oil spills. Under the Federal Clean Water Act, the EPA has issued the Spill Prevention, Control and Countermeasure (“SPCC”) rule, which requires owners or operators of facilities that store, use, process, transfer, distribute or consume oil and oil products, including airports and military bases, to have minimum preventative systems in place. The risks of not adequately implementing such countermeasures are regulatory violations, fines and potential releases that result in contamination, clean-up and additional fines. The impact of these issues can result in significant costs to a facility owner/operator. There are more than 250 medium and large sized airports in the United States and approximately 300 U.S. military facilities.

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

Sales, Distribution, and Marketing Support

Historically, the Company has generated revenues by selling its products directly to end customers, through distributors in key geographic markets and, in recent years, through alliances to penetrate key market segments such as municipal stormwater, federal facilities and industrial process water. The Company, including its AEWS subsidiary, pursued contracts that would enable it to bring its stormwater expertise to all phases of rebuilding projects, including the design, installation and operation of water treatment systems. The Company signed its first contract for such a project with the County of Nassau in October 2013. After more than a year of work on this project which progressed slowly and was hampered by many delays, the contract was suspended by Nassau County in May 2015, following the announcement of the federal investigation of a state senator, Dean Skelos, and his son Adam Skelos, who had acted as a consultant to the Company. As a consequence of the negative publicity for the Company surrounding these events, the Company began to direct a greater portion of its sales efforts towards non-stormwater applications of its products in commercial and industrial markets, while continuing to support stormwater product sales through direct sales staff and through distributors in international markets. In 2015 and 2016, the Company hired a team of seasoned sales professionals with extensive experience in industrial markets. Through its research and development efforts the Company has made strides to develop or refine products for these new markets intended to provide effective solutions for the treatment of produced water in the mining and drilling (fracking) industries, filtration of process water used in industrial applications and the filtration of heavy metals from water in a variety of applications. This is a time consuming process that requires significant testing in the lab and in the field to demonstrate efficacy.

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

Oil & Gas Market

Treatment of contaminated produced water for the oil & gas industry focuses on the water produced during oil and gas exploration and production. Oil services companies, oil and gas producers, and engineering firms are the main customers. Applications for this market are generally engineered solutions. AbTech Industries services this market with direct AbTech Industries’ sales representatives and engineering resources, including external engineering design resources when necessary. The Company’s attempts to collaborate with other entities that provide complimentary technologies to meet the specific needs of customers have not been successful to date in part due to economic factors affecting the oil & gas market, which has resulted in the prolonged depression of oil and gas prices. The Company is currently focusing most of its efforts in this market on the development of an evaporative technology which is not yet ready for commercialization.

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

Competition

Industrial Markets

There are three key areas of industrial focus, which include oil removal, phosphorus and heavy metals reduction and process water systems.

1.  Oil Reduction.  AbTech’s Smart Sponge media is designed to be applied in oil and grease polishing applications within the Oil & Gas and Food & Beverage industries.  The competition consists of walnut shell filtration, media filters and ultra-filtration.

•	Walnut Shell Filters: Walnut shell filters are very similar to conventional media filters, except instead of using sand or anthracite media as the filtering media, crushed walnut shells are used as the media. Walnut shells are used because they have a very high affinity for attracting and capturing oil particles. Like conventional media filters, the walnut shells must be backwashed to remove accumulated oil. Consequently, influent oil concentrations are normally limited to 50 to 100 mg/l to prevent excessive backwashing of the filter media. Due to the walnut shell media’s high affinity for oil, effluent oil concentrations of 5 mg/l or less are common. While the walnut shell filter can remove some amounts of suspended solids, it is difficult to estimate its efficiency in this area. The walnut shell filter should not be used as a suspended solids removal device. Smart Sponge’s simple design offers a competitive advantage over walnut shell technology. The Smart Sponge system does not require backwashing, which saves on capital and operating expenses. Suppliers of walnut shell filters include Siemens Energy, Enviro-Tech and Filtrasystems.

•	Media Filters: Media filters, which use sand and/or anthracite media, are primarily used for suspended solids removal and not for oil removal, though some oil removal does occur. Influent oil and suspended solids concentrations are normally limited to 50 mg/l. Based on these influent conditions, effluent oil concentrations of 10 to 20 mg/l are common, with effluent suspended solids concentrations of 5 mg/l or less being common. If oil removal is the primary treatment goal, and effluent oil concentrations less than 20 mg/l are required, it is more prudent to select Smart Sponge, due to its affinity for absorbing oil. There are many suppliers of media filters including Evoqua, GE, Suez and Veolia.

•	Ultrafiltration: Like media filters, ultrafilters are primarily designed for removal of suspended solids to extremely low concentrations. While they can provide extremely good oil removal at relatively low influent oil concentration, they should not be used primarily for oil removal due to their relatively high costs. Normally, Smart Sponge can provide effective oil removal to required effluent requirements, at a lower cost than ultrafilters. One variation of the ultrafiltration product line has been specifically designed to remove oil emulsions, like those which may be present in metal finishing wastewaters. Suppliers of ultrafiltration systems include Pall, Koch and Hydranautics.

2.  Phosphorus and Metals Reduction.  Smart Sponge HM media is designed to remove phosphorus and heavy metals in polishing applications within multiple vertical markets.  The competition consists of ion exchange, adsorptive media, zero valent iron and ultrafiltration.

•	Ion Exchange: Ion exchange resin is a solution for treatment of heavy metals. Ion exchange is a reversible chemical reaction wherein an ion from a wastewater solution is exchanged for a similarly charged ion attached to an immobile solid particle. The solid ion exchange particles predominantly used today are synthetically produced organic resins. An organic ion exchange resin is composed of high molecular weight polyelectrolytes that can exchange their mobile ions for ions of a similar charge from the wastewater. Each resin has a distinct number of mobile ion sites that set the maximum quantity of exchanges per unit of resin. When all the sites are used up, the resin exhausts. Spent resin can be regenerated either at the customer’s site, or a more typical approach is to send the resin offsite for regeneration under a service contract. Ion exchange can have a high operational cost due to high regeneration frequency and high transportation/regulatory expenses incurred by the service supplier. Smart Sponge HM uses an iron based adsorptive media in a chelating mechanism to remove metals. Smart Sponge HM offers higher removal capacity and longer runs between regenerations. Furthermore, the regeneration step is simple, using low quantities of chemical and shorter times, allowing the regenerant solution to be recycled to a primary metals precipitation within the customer’s site. There are numerous wastewater ion exchange systems suppliers, including Prochem, Suez, Evoqua, Wastech and Trinetics.

•	Adsorptive Media: There are several adsorptive medias in the market, including both iron and aluminum based materials. Suppliers of adsorptive media include Mar Systems, Blue Water Technologies and Westech.

•	Zero Valent Iron: Zero Valent Iron (“ZVI”), elemental metallic iron, reduces waterborne inorganic ions, releasing soluble Fe(II) in their place, which oxidizes further into Fe(III). These characteristics allow ZVI to convert oxidized elements, which may be toxic and soluble in water, into immobile solid forms. ZVI systems are designed to reduce contaminants such as selenium, arsenic, lead and mercury and other pollutants. ZVI is known to have long retention times (hours) resulting in a large footprint and high initial capital cost (“CAPEX”). Smart Sponge HM is able to achieve comparable results with lower retention times. Suppliers of ZVI systems are Evoqua, Zero Valent Iron Solutions and Tersus Environmental.

•	Ultrafiltration: Ultrafiltration (UF) systems are being used to treat for phosphorus reduction. Membrane based systems can reduce the total phosphorus to low levels, but soluble ortho-phosphates will pass through the membrane. UF systems are high in initial capital cost (“CAPEX”) and operating cost (“OPEX”). Smart Sponge HM reduces phosphorus to ultra-low levels. Bacteria in the wastewater is lysed by the Smart Sponge HM media, releasing its phosphorus accumulating organisms. The metal nanocomposites in the media have a high capacity for phosphorus removal. Suppliers of UF membrane systems are Pall, Koch Membrane Systems and Hydranautics.

3.  Process Water Systems.  AbTech provides process water systems as a non-core technology.  There are a number of competitors that supply process water systems.  Requirements of a project usually dictate which competitors will be bidding.  For example, some projects call for an open specification, which allows for the vendor to supply its pre-engineered standard equipment.  This approach keeps the CAPEX lower.  Other projects have specific requirements that must meet the plant’s site specifications.  AbTech can provide both types of solutions for its customers.  Suppliers of process water systems include GE, Evoqua, Veolia, Aquatech, Suez and H2O Innovation.

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

Stormwater Products

Four key factors differentiate AbTech Industries’ stormwater products from other filters in the stormwater market:

•	Anti-microbial capability. AbTech Industries’ Smart Sponge filtration media, when treated with an anti-microbial agent, can reduce bacteria and other microbes flowing through the filter. Smart Sponge products are available with or without the added anti-microbial agent.

•	Structural Filter. AbTech Industries’ UUF and end-of-pipe vault systems are designed so that the entire structure is involved in the filtration process. Most other products have inserted pads or pillows that allow some hydrocarbon removal, but the UUF directs the entire water flow through the filtration media thus enhancing the effectiveness of the filter.

•	Superior Filtration Media. An essential and superior feature of Smart Sponge filtration medium is its ability to absorb hydrocarbons and prohibit them from being released back into the water flow when there are subsequent rain events. The reason for this is that AbTech Industries’ proprietary blend of polymers is oleophilic, an absorbent, which means that hydrocarbons are bonded within its chemical matrix and cannot be washed off, squeezed out or leached out of the material during subsequent wetting or rain events. There are various materials used by competitors for stormwater filtration that do not have this absorbent characteristic, instead they feature an adsorbent capability that merely attracts hydrocarbons to their surface area, but cannot prevent them from leaching back into the environment during subsequent rain events. The most commonly used adsorbent in the market is polypropylene, which is currently used in many sorbent products used for oil spill clean-up. Although it is generally accepted that adsorbents are clearly inferior to absorbents in their ability to capture and remove hydrocarbons from stormwater flows, they are widely used because of the low comparative cost. AbTech Industries has performed numerous laboratory and field tests that verify its products’ absorption capabilities and other performance features dealing with the removal of trash, sediment, debris, and other contaminants. Central to these test data is the incontrovertible conclusion that AbTech Industries’ Smart Sponge filtration medium is an absorbent.

•	Porous Structure. AbTech Industries’ Smart Sponge technology maximizes the effectiveness of the oil-absorbing polymers by forming them into an extremely porous structure that allows effective, long-lasting absorption without clogging or channeling, which is common among filter media in a powder or particulate form.

There are three general categories of solutions to deal with the treatment of stormwater: hydrodynamic separators (“HDS”), catch basin inserts and water retention or infiltration systems, also known as green infrastructure. To give a complete competitor profile, a brief explanation of HDS systems is given below as HDS systems are more often considered an alternative to catch basin inserts in new construction projects.

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

Not only are HDS systems expensive, they also require significant maintenance to remove the trapped pollutants and ensure that the system continues to function properly. Another limiting factor of HDS systems is that the filtered contaminants, when removed from the HDS, are often considered hazardous waste and must be disposed of accordingly. In addition, HDS systems, while capable of handling large quantities of water, are frequently unable to remove sufficient contaminants from the effluent to meet acceptable discharge limits. Some HDS vendors have purchased AbTech Industries’ Smart Sponge products to be used in conjunction with the HDS units to absorb the oil that is separated from the water, thus enhancing the performance of the systems and reducing the required maintenance. Another drawback of HDS systems is that they are designed to retain standing water after a rain or water flow event. Consequently, the HDS vaults become breeding grounds for mosquitoes (carrier of West Nile Virus), mold, mildew, bacteria and other undesirables.

The primary vendors of HDS systems are: ConTech (CDS Technologies, Vortechs), Stormceptor and Baysaver Technologies.

•	Catch Basin Inserts. Competing products in this category include the following:

o	“DrainPac” by United Storm Water, Inc.
o	“StormBasin” by Fabco Industries
o	“Fossil Filter” and “Flow Guard” by Kristar
o	“Grate Inlet Skimmer Box” by Suntree Technologies
o	“Aqua Guard” by AquaShield
o	“Inceptor” by Stormdrain Solutions
o	“Hydrocartridge” by Advanced Aquatic Products
o	“Ultra HydroKleen” by Ultra Tech International

•	Water retention or infiltration systems. Another solution for the treatment of stormwater is the use of water retention systems and other “Green Infrastructure” solutions that are designed for infiltration of stormwater or redirection of such stormwater to areas where the water can be stored and allowed to naturally percolate into the ground without the use of any filtration technology or treatment system. These systems generally require a relatively large amount of land to be used effectively and therefore are often cost prohibitive or impractical where available land is scarce.

Competitive Position – Stormwater

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

Intellectual Property, Research, and Development

Intellectual Property

Patents

AbTech Industries endeavors to protect the intellectual property it develops through its research and development efforts. The United States Patent Office has issued AbTech Industries and its subsidiary 17 patents related to the Smart Sponge technology and products. Additionally, three of the patent applications have been pursued internationally with patents issued in Australia, Canada, China, France, Great Britain, Italy, Japan, Korea, Mexico and Singapore. In 2014, AbTech Industries applied for another U.S. patent involving the process to recycle spent Smart Sponge® and its solidified hydrocarbons. This patent application is currently pending. AbTech Industries intends to pursue patent protection for new patentable technologies that it develops. AbTech Industries’ success depends, in part, on its ability to maintain trade secrecy protection and operate without infringing on the proprietary rights of third parties. The following table lists the unexpired patents issued to the Company as of December 31, 2016 and their duration:

Patent Number	Issue Date	Expiration Date
US Pat. #6,344,519B1	2/5/2002	1/9/2018
US Pat. #6,099,723	8/8/2002	6/5/2018
US Pat. #6,080,307	6/27/2000	9/29/2018
US Pat. #6,106,707	8/22/2000	2/17/2019
US Pat. #6,541,569	4/1/2003	4/7/2018
US Pat. #6,143,172	11/7/2000	1/25/2019
US Pat. #6,231,758	5/15/2001	8/22/2020
US Pat. #6,531,059	3/11/2003	11/3/2020
US Pat. #6,712,976B2	3/30/2004	9/13/2021
US Pat. #6,723,791B2	4/20/2004	12/31/2021
US Pat. #7,094,338B2	8/22/2006	2/21/2023
US Pat #7,048,878B2	5/23/2006	3/24/2023
US Pat. #7,125,823B2	10/4/2006	1/29/2024
US Pat. #7,229,560B2	6/12/2007	12/6/2024
US Pat. #7,229,559B2	6/12/2007	2/27/2024
US Pat. #7,066,023B2 (issued to subsidiary – Environmental Security Corporation)	6/27/2006	7/14/2024
Singapore Pat. #66582	6/20/2000	1/9/2018
Singapore Pat. #103019	7/31/2006	9/13/2022
Australia Pat. #732308	7/26/2001	1/9/2018
Australia Pat. #751991	12/19/2002	2/17/2019
Canada Pat. #2,277,163	5/10/2005	1/9/2018
Canada Pat. #2321108	5/26/2009	2/17/2019
Canada Pat. #2460511	11/27/2012	9/13/2022
China Pat. #ZL98801774.1	4/19/2006	1/9/2018
Mexico Pat. #232768	12/05/2005	1/9/2018
Japan Pat. #4470133	3/12/2010	2/17/2019
Japan Pat. #4478866	3/26/2010	9/13/2022
Italy Pat. #1073610B1	1/4/2009	2/17/2019
EEU Pat. #0973593 (France, Great Britain, Italy)	12/01/2004	1/9/2018
EEU Pat, #1436470	7/3/2013	9/13/2022

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

Trade Secrets

In order to protect its trade secrets and un-patented proprietary information arising from its development activities, AbTech Industries requires its employees, consultants and contractors to enter into agreements providing for confidentiality, non-disclosure and Company ownership of any trade secret or other un-patented proprietary information developed by employees, consultants or contractors during their employment or engagement by AbTech Industries. AbTech Industries also requires all potential collaborative partners and distributors to enter into confidentiality or non-disclosure agreements.

Research and Development

The current Smart Sponge technology has prompted the development of a robust line of products. However, to ensure future growth, new products and technologies must be developed. Research and development effort is expended only on projects that meet certain criteria. The project must have a reasonable commercial potential, both in terms of revenue and in terms of profit margins. The products developed from the work must inherently be differentiated from competing products, if any, or allow AbTech Industries to fill a critical gap in its products offering. The development time to achieve the new technology or product must also be reasonable. For the fiscal years ended December 31, 2016 and 2015, the Company spent $1,145,950 and $1,130,498, respectively, on research and development activities, none of which was borne directly by customers.

One of AbTech Industries’ most active development programs is focused on the treatment and removal of heavy metals, naturally occurring radioactive materials (NORMs) and phosphates from contaminated water. In 2014, AbTech Industries signed an exclusive license agreement for a highly effective heavy metals removal media that can be used in combination with Smart Sponge® filtration capabilities to target heavy metal contamination in the stormwater and mining industries, including removal of selenium VI, a highly toxic heavy metal. This technology can be used in its raw form (“HM”) or combined with Smart Sponge media to form a Smart Sponge HM product. In 2016, AbTech Industries produced its first batches of the raw HM media at its manufacturing facility in Phoenix, Arizona and continued testing in a variety of commercial applications. The Company expects to continue testing the HM in various configurations and commercial applications during 2017 but has begun selling Smart Sponge HM products for some applications.

AbTech Industries is also involved in the development of an evaporative technology designed to treat produced water, including frac flowback water, on-site by evaporating the water and reducing the volume of water by more than 80%. This solution reduces the volume of water that needs to be trucked to reinjection wells and returns the vast majority of the water, in the form of clean water vapor, back to the environment. The technology uses thin film direct convection in a closed reaction chamber. This thermal process can use as its energy source the flare gas or well head gas available at the oil and gas production site. The technology is designed to be straightforward and robust in order to be reliable under very difficult operating conditions. Unlike AbTech’s other products, this product does not use Smart Sponge in any form. During 2016, this technology was improved and refined as it underwent various tests in the lab and in the field. The Company believes that this technology holds great promise and is continuing its development efforts in 2017. However, even at this advanced stage of development, there can be no assurance that a commercially viable product will be available for sale in the near term.

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

AbTech Industries currently plans to handle the production of its Smart Sponge products at its 13,000 square foot manufacturing facility in Phoenix, Arizona. This may eventually include the production of Smart Sponge HM. The Company made its first attempt at manufacturing the HM media at its Phoenix facility in 2016 on a relatively small scale with a temporary setup. If the Company determines to proceed with a permanent manufacturing capability for this material, it will require the purchase of additional manufacturing equipment and other facility improvements with a total cost of approximately $250,000. Alternatively, the Company may decide to use an outside manufacturing vendor. Currently, the Company intends to outsource the manufacture of its evaporative technology products to an outside vendor. As demand for Smart Sponge products increases, AbTech Industries, while maintaining its core engineering and manufacturing competencies, may begin to develop a manufacturing outsourcing network capable of supplying existing and future products around the world although there are no current plans for such a network. For now, AbTech Industries will fully utilize its internal manufacturing capabilities. While maximizing the capacity of its current facility, AbTech Industries may, in the future, search out and train outsourcing partners in the United States and other regions. As production volumes increase, AbTech Industries intends to further evaluate the value proposition of outsourcing the manufacture of all components and most of the finished products, focusing on total quality and consistency. Due to the very atypical process and equipment used in AbTech Industries’ manufacturing, it is unclear at this time if a suitable manufacturing partner exists.

Regulatory

In 2009, AbTech Industries filed an application with the EPA for registration of Smart Sponge Plus under FIFRA. In July 2010, AbTech Industries received notice of a time-limited registration under FIFRA from the EPA that contained certain conditions requiring AbTech Industries to submit additional acute aquatic toxicity data regarding the active ingredient in Smart Sponge Plus to the EPA. Subsequently, the EPA granted various extensions of the time-limited registration to December 31, 2014. In December 2014, the Company received notice from the EPA that the conditional registration for its Smart Sponge Plus products was no longer subject to a time limitation and the pending submission of additional data, as required by the EPA’s original time-limited conditional registration approval, will not be required from AbTech until the agency requires all registrants of similar products to submit such data. Under the current registration, the Company is allowed to sell its Smart Sponge Plus products for the intended uses with EPA approved labeling. The EPA registration number for Smart Sponge Plus is 86256-1. The Company has also registered Smart Sponge Plus in many states within the United States of America. However, in the state of California, the Company’s application for the registration of Smart Sponge Plus has been denied and the Company is not able to sell Smart Sponge Plus products in the state of California.

Employees

As of March 27, 2017, we had 17 full-time employees and one part-time employee. Seven of these individuals are involved in sales and marketing; three in production; one in research and development, three in engineering and four in administrative functions.

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

Our business and an investment in our common stock is subject to a variety of risks. The following risk factors describe the most significant events, facts or circumstances that could have a material adverse effect upon our business, financial condition, results of operations, ability to implement our business plan and the market price for our common stock. Many of these events are outside of our control. If any of these risks actually occurs, our business, financial condition or results of operations may be materially adversely affected. In such case, the trading price of our common stock could decline and investors in our common stock could lose all or part of their investment. Other sections of this Annual Report on Form 10-K include additional factors that could materially and adversely impact our business, financial condition and results of operations. Moreover, we operate in a rapidly changing environment. Other known risks that we currently believe to be immaterial could become material in the future. We are also subject to legal and regulatory changes. New factors emerge from time to time and it is not possible to predict the impact of all these factors on our business, financial condition and results of operations.

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

We have incurred net losses since our inception. The Company had a net loss of approximately $4.8 million during the fiscal year ended December 31, 2016. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. There can be no assurance that future operations will be profitable. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

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

The most recent global financial crisis, which has included, among other things, significant reductions in available capital and liquidity from banks and other providers of credit, substantial reductions or fluctuations in equity and currency values worldwide, and concerns that the worldwide economy may enter into a prolonged recessionary period, may make it difficult for us to raise additional capital or obtain additional credit, when needed, on acceptable terms or at all.

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

The Company has completed several debt financings and is subject to the normal risks associated with debt financing, including the risk that our cash flow will be insufficient to meet required payments of principal and interest and the risk that we will not be able to renew, repay, or refinance our debt when it matures or that the terms of any renewal or refinancing will not be as favorable as the existing terms of that debt. As of December 31, 2016, the Company had $1 million of outstanding debt that was in technical default because it had not been extended or repaid as of its maturity date. In March, 2017, the debt holder and the Company mutually agreed to extend the maturity dates of these notes to April 30, 2017. As of December 31, 2016, the Company had $100,000 of additional outstanding debt that matures in 2017, other debt of $3,822,870 with no specific due date which may become due in 2017, and accrued interest payable of $364,080.

We have debt outstanding that is secured by all of the assets of the Company.

During 2014 and 2015, we issued promissory notes that were secured by all of the assets of the Company, including its intellectual property. As of December 31, 2016, two secured promissory notes, having a senior security interest in the assets of the Company and an aggregate principal amount of $350,000, were outstanding. If we are unable to pay our obligations to our secured lenders, they could proceed against any or all of the collateral securing our indebtedness to them which could prevent the Company from continuing its operations in whole or in part.

You may suffer dilution if the secured notes are converted to common stock.

As of December 31, 2016, the Company had approximately $850,000 of convertible notes outstanding that, if converted, would require the company to issue approximately 4.4 million shares of common stock. In addition, the Company may offer more favorable conversion terms to the holders of the convertible notes if it determines that the conversion of such notes on the more favorable terms is in the best interest of the Company. Such conversion would cause the percentage ownership of our current stockholders to be diluted.

We have other debt outstanding that may eventually be converted to common stock.

During the year ended December 31, 2016, the Company had received cash advances totaling approximately $3.7 million from related party stockholders holding more than 5% of our shares of outstanding common stock. The Company may offer these debt holders the option to convert their debt to common stock in the future if the Company is unable to repay the debt or if it determines that the conversion of such debt will be in the best interest of the Company. Such conversion would cause the percentage ownership of our current stockholders to be diluted and may depress the market price of our common stock.

Our independent auditors have expressed substantial doubt about the Company’s ability to continue as a going concern, which may hinder our ability to obtain future financing.

In their report dated March 31, 2017, our independent registered public accounting firm included an emphasis-of-matter paragraph with respect to our financial statements for the fiscal year ended December 31, 2016 concerning the Company’s assumption that it will continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of recurring losses from operations. To date, each of Abtech Holdings and AbTech Industries has only incurred net operating losses resulting in a significant accumulated deficit. Our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful. The Company plans to raise additional capital in the near term and is currently considering the various options available for raising such capital.

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

The effects of the most recent global economic downturn may continue to have an adverse impact our business, operating results, or financial condition.

The most recent global economic downturn caused disruptions and volatility in global financial markets and increased rates of default and bankruptcy and has impacted levels of consumer and commercial spending. While the global economy is recovering, we are unable to predict the duration, severity or pace of recovery of the global economic and financial crisis, or the long-term effects it will have on our business. There can be no assurance that any actions we may take in response to further deterioration in general economic and financial conditions will be sufficient. A protracted continuation or worsening of global economic conditions or disruptions in the financial markets could have a material adverse effect on our business, financial condition, or results of operations.

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

Our products are designed to provide a solution to environmental challenges created by contaminated water and other fluids. Currently, large and well capitalized companies provide services in these areas. These competitors have strong relationships with their customers’ personnel, and there is a natural reluctance for businesses to change to new technologies, particularly in such industries as the oil and gas industries where our future products may be relevant. This reluctance is increased when potential customers make significant capital investments in competing technologies. Because of these obstacles, we may face substantial barriers to commercializing our business.

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

We may sell a significant portion of our products pursuant to contracts that are subject to competitive bidding, including contracts with municipal authorities. Competition for, and the negotiation and award of, contracts present varied risks, including, but not limited to:

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

On May 28, 2015, the Company received a subpoena that stated that the staff of the SEC is conducting an investigation In the Matter of Abtech Holdings, Inc. (NY-9262) (see PART I. Item 3. “Legal Proceedings” below). In 2016 and 2017, the SEC issued additional subpoenas to two officers, a director and a prior director of the Company pertaining to this investigation. We cannot estimate the full impact that this investigation and any results may have on the Company’s financial position, operating results or cash flows. In addition to significant monetary costs and the impact on our business as a result of the subpoena and investigation, there may be adverse publicity associated with this matter that could result in reputational harm to us that may adversely affect our business, stock price, results of operations and financial condition. Further, the investigation has caused senior management to divert significant time and resources from managing the business operations. We have not yet recorded a liability related to the cost of resolving of this matter although we have incurred and recognized material compliance costs to date. At this time, no estimate of the possible loss or range of loss can be made. In the meantime, we are continuing to incur significant legal fees for compliance with the SEC subpoenas.

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

As a public reporting company, we are subject to corporate governance and internal control reporting requirements, and our costs related to compliance with, or our failure to comply with, existing and future requirements, could adversely affect our business.

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

On May 28, 2015, the Company received a subpoena from the SEC that stated that the staff of the SEC is conducting an investigation In the Matter of Abtech Holdings, Inc. (NY-9262).  Generally, the SEC’s subpoena asked for all documents, agreements, and communications concerning (i) the Company’s Contract for Services with Nassau County, New York, dated October 8, 2013; (ii) Adam Skelos, Dean Skelos, and their related entities; (iii) SLC Clean Water, LLC, Axiom, Glenwood Management, and a number of other listed individuals and entities; (iv) certain Board and Board committee minutes and related materials; (v) certain policies, procedures, and internal controls in effect at the Company; (vi) certain communications with the Company’s independent registered public accounting firm, transfer agent, potential and current investors, broker-dealers, investment advisors, and finders; and (vii) certain other organizational and financial account information of the Company.  The Company is cooperating with the SEC and has provided a substantial number of documents in response to the subpoena.  In 2016 and 2017, the SEC issued additional subpoenas to two officers, a director and a prior director of the Company pertaining to this investigation. The Company believes the SEC’s subpoenas are a result of the complaint announced on May 4, 2015 that was filed by federal authorities against Dean and Adam Skelos. That trial came to an end in December 2015 when both men were convicted of eight counts each, including fraud, bribery and extortion of three separate companies – one of which was the Company. The Company cooperated fully with the United States Attorney’s Office for the Southern District of New York throughout the Skelos investigation and trial, by providing documents and other evidence and having the Company’s president and CEO testify on behalf of the government at the trial. With the trial now concluded, the Company’s involvement in this matter has ended and the Department of Justice has confirmed to the Company that the Company and its subsidiaries are not the subject or target of any ongoing public corruption investigation. The Company and its officers and directors have continued to cooperate with the SEC in responding to their subpoenas related to this matter.

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

As of December 31, 2016, the Company had incurred approximately $2,058,000 in legal fees and other costs related to the matters described above, including approximately $670,000 incurred during the year ended December 31, 2016. The Company cannot estimate at this time the cost of additional legal representation in resolving the SEC investigation, the JCOPE investigation or pursuing legal action pursuant to the Stockholder Proposal.

The Company has filed a claim for coverage for some of these legal fees under a liability insurance policy. The insurer denied the claim and the Company engaged legal counsel to dispute the insurer’s denial of the claim. In an attempt to reach a settlement with the insurer regarding this claim, a mediation hearing was held in April 2016. This mediation concluded with no resolution of the matter and, therefore, on July 11, 2016, the Company filed a formal complaint against the insurer in the United States District Court for the Southern District of New York. In December 2016, the insurer remitted a payment to the Company of $465,187 for a portion of the claim that it determined to be covered by the policy. These proceeds are included on the Consolidated Statement of Operations for 2016 in selling general and administrative operating expenses. The Company is currently in discussions with the insurer in an attempt to settle the balance of the claim and ongoing legal fees incurred in these matters. However, the ultimate outcome of this claim cannot be determined at this time.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is listed on the OTCQB U.S. Market under the symbol “ABHD.” Our common stock has been listed on the OTCQB or OTCBB since June 2010. Prior to that time, there was no public market for our common stock.

The table below sets forth, for the calendar quarters indicated, the high and low stock prices for our common stock as reported by NASDAQ.com. These quotations may represent prices between dealers without adjustment for retail markups, markdowns, or commissions and may not represent actual transactions.

	Sales Price of Common Stock
Quarter ended	High	Low
December 31, 2016	$0.033	$0.002
September 30, 2016	$0.044	$0.025
June 30, 2016	$0.044	$0.019
March 31, 2016	$0.030	$0.019
December 31, 2015	$0.043	$0.009
September 30, 2015	$0.089	$0.016
June 30, 2015	$0.310	$0.050
March 31, 2015	$0.350	$0.253

Stockholders

As of March 28, 2017 there were 196 stockholders of record of our common stock and approximately 2,000 additional “street name” holders whose shares are held of record by banks, brokers and other financial institutions. Our transfer agent is Worldwide Stock Transfer, LLC. The transfer agent’s address is 1 University Plaza, Suite 505, Hackensack, New Jersey 07601.

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

Repurchases of Equity Securities by the Issuer and Affiliated Purchases

There were no issuer repurchases of our equity securities during the fiscal year ended December 31, 2016.

ITEM 6.	SELECTED FINANCIAL INFORMATION.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

Forward-Looking Statements and Factors That May Affect Results

You should read the following discussion and analysis in conjunction with our financial statements and related notes contained elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those set forth under Risk Factors. Please refer to the discussion on forward-looking statements contained in this Annual Report on Form 10-K.

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

Results of Operations

We generate revenues by selling products and services related to the treatment of contaminated water so that such water can either be discharged or reused. All of our products sold in 2016 and 2015 included some form of Smart Sponge filtration media, which we manufacture, or were accessories used for the deployment of Smart Sponge products, such as diversion collars and containment cages. Our products include a variety of designs and sizes to effectively address many applications where water treatment is needed. Our revenue in 2016 was comprised of the following:

Product	% of Revenue
Ultra-Urban Filters	35%
Smart Paks	20%
Fees and services	13%
Filtration media	8%
Accessories	8%
Skimmers	7%
Smart Drums	5%
Freight & other	4%
Total	100%

We sell our products to distributors, contractors, OEM manufacturers and end-users.

Comparison of the years ended December 31, 2016 and 2015

Revenue

Revenues in 2016 of $309,956 decreased by approximately 40% compared to revenues of $512,731 in 2015. As a consequence of the negative publicity for the Company surrounding the suspension of a stormwater contract with Nassau County in May of 2015, and the difficulty encountered in moving other municipal stormwater projects forward in the face of continued funding constraints for new municipal and federal facility stormwater projects, in 2015 the Company began to direct a greater portion its sales efforts towards non-stormwater applications of its products in commercial and industrial markets, while continuing to support stormwater product sales through direct sales staff and through distributors in international markets. The Company’s redirected sales efforts did not have a significant impact on revenue in 2016 or 2015 as most of the new opportunities being pursued have long lead times and require additional product development and testing. The Company recognized no revenue on the Nassau County contract in 2016 after recognizing approximately $22,000 of revenue on the contract in 2015. Revenues in 2015 were favorably affected by an initial order of approximately $108,000 from a new distributor in the U.K. There were no similar large orders from distributors in 2016. However, in 2016 we received fees totaling approximately $32,000 from a distributor to maintain exclusivity in its market area and fees totaling approximately $9,000 for the treatment of produced water during a pilot project of our evaporator technology.

In 2016, our largest customers were (i) two distributors, which accounted for approximately 16% and 8% of revenues, respectively, and (ii) a contractor, whose purchases of Ultra-Urban Filters and related accessories accounted for approximately 8% of revenues.

As discussed in NOTE 1 – BUSINESS AND SUMMARY ACCOUNTING POLICIES to the Consolidated Financial Statements included in this report on Form 10-K, the Company does not expect that the adoption of ASU 2016-09, Revenue from Contracts with Customers (Topic 606), will have a material impact on revenue when adopted in 2018 based on the types of contracts with customers currently in place.

Gross Margins

The gross margin percentage decreased to negative (16)% in 2016 from 12% in 2015. The gross margin in 2016 was favorably affected by the recognition of approximately $32,000 of fee revenue that carried no corresponding cost. However, even with this high margin revenue the gross margin in 2016 remained in negative territory due to the continuing cost of excess production capacity. These costs also adversely affected the gross margin in 2015 but the impact was greater in 2016 due to the lower level of product sales and the corresponding lower level of production. The Company operated at approximately 1% of manufacturing capacity in 2016 and 2% in 2015. If, in the future, the Company can spread the overhead costs of operating the manufacturing facility over a larger base of produced products, the margins would be expected to improve significantly. Our current manufacturing facility is capable of producing approximately 75,000 pounds of Smart Sponge material per month. We estimate that this amount of Smart Sponge material could generate $10 million to $20 million in revenue per year at current product prices. This revenue estimate is dependent on the mix of products actually sold and the portion of sales at distributor versus retail prices. We do not currently have plans to reduce manufacturing capacity and we anticipate that the excess capacity will continue to adversely affect gross margins for at least a portion of 2017.

The Company's gross margin expectations will vary depending on the type of products and projects that make up its sales revenue. As described above, the Company expects to see increased margins for its product sales as it expands its volume to realize economies of scale. AbTech may also become involved in the sale of equipment manufactured by other vendors and may work on stormwater projects involving a combination of services, products, and work performed by other subcontractors. Accordingly, we expect to realize blended gross margin rates that vary from, at the low end, that of a typical Engineering, Procurement, and Construction Management contractor of approximately 10% to 20%, to margins, at the high end, that can exceed 50% on sales of products that incorporate AbTech’s proprietary technologies.

The polymers we use to manufacture Smart Sponge material are produced by the petrochemical industry and use crude oil as a primary raw material. Accordingly, fluctuations in the price of crude oil can have a direct and significant impact on the cost of the polymers we use. The Company purchases its polymers infrequently and in large quantities to take advantage of quantity price breaks. The Company did not make any polymer purchases in 2016 or 2015. Accordingly, the significant change in the price of oil during 2015 did not affect the Company’s polymer costs in 2016 or 2015. However, as an example of the significant effect such price fluctuations can have on product costs, a large purchase of one of the polymers was made in a prior year at a price that was 2.1 times the cost of the previous purchase of this same polymer. Before this price increase, the cost of these polymers represented approximately 5.1% of the list selling price of a typical UUF (2.5% for antimicrobial version) and approximately 6.3% of the list selling price of a typical Smart Pak insert (3.1% for antimicrobial version). After the price change, the cost of polymers as a percentage of list selling price increased to 9.2% for UUFs (4.5% for antimicrobial version) and 11.5% for Smart Pak inserts (5.7% for antimicrobial version). These percentages vary by product sold, depending on the size of the product and the amount of Smart Sponge media used in the product. The Company establishes its list selling prices taking into consideration the cost of the component materials (including polymers), competitive factors and other market conditions. The cost of the polymers used in the Smart Sponge products accounted for approximately 8% and 10% of the total cost of revenues in 2016 and 2015, respectively. While the Company has no contractual right to pass along fluctuations in raw material costs to customers, it does have the right to change selling prices from time to time by giving distributors 30 days advance notice.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased by approximately $1,432,000, or 30%, in 2016 compared to 2015. One of the significant expense components in both 2016 and 2015 was legal fees incurred by the Company in responding to (i) the Federal investigation regarding the indictment, and subsequent trial, filed against New York State Senator Dean Skelos and his son, Adam Skelos (the “Federal Investigation”), (ii) the subpoena received by the Company from the SEC regarding its investigation In the Matter of Abtech Holdings, Inc. (NY-9262) (the “SEC Investigation”); (iii) an investigation by the New York State Joint Commission on Public Ethics regarding alleged violations of lobbying laws in the state of New York (the “JCOPE Investigation”); and (iv) litigation with an insurance carrier regarding a claim for coverage of legal expenses incurred in the Federal Investigation and the SEC Investigation (for further information regarding these matters, see PART I, Item 3. “Legal Proceedings”). Legal fees incurred for these matters totaled approximately $835,000 in 2016 and $1,389,000 in 2015. In 2016, the Company received a payment from its insurance carrier for approximately $465,000 as reimbursement for a portion of these legal fees resulting in net legal fee expenses for these matters in 2016 of $370,000. The Company also achieved other expense reductions in 2016, as compared to 2015, with decreases of approximately $87,000 for recruiting fees, $53,000 for public relations, $59,000 for investor relations, $52,000 for consulting, $62,000 for board compensation (due primarily to the smaller size of the board), $278,000 for stock based compensation related to stock options vesting during the year and $130,000 for other legal expenses. These reductions were partially offset by increases of approximately $215,000 for payroll related expenses and $64,000 for travel and entertainment expenses related to the Company’s strengthening of its sales and engineering staff to focus on industrial markets for its products.

As discussed in NOTE 1 – BUSINESS AND SUMMARY ACCOUNTING POLICIES to the consolidated financial statements included in this report on Form 10-K, the Company does not expect the adoption of ASU 2016-02, “Leases (Topic 842),” or ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” to have a material impact on selling, general and administrative expenses upon adoption.

Research and development expenses

The Company’s primary research and development (“R&D”) focus in 2016 and 2015 has been new products for the treatment of produced water, and other industrial applications. These activities have included the development of the Smart Sponge HM media for the treatment of heavy metals and evaporative technologies to treat produced water. In both years these efforts involved a significant amount of product testing in the lab and in the field with corresponding costs for personnel (employees and consultants), fees for lab analysis, equipment rental and travel costs. Total R&D costs were approximately $15,000 higher in 2016 compared to 2015. In 2016, the Company incurred approximately $275,000 to further develop and test its produced water products (primarily the evaporative technology) including field tests of such products. In 2015, similar costs for product development and field testing of produced water products amounted to approximately $101,000. R&D costs in 2016 also included approximately $36,000 of expenses related to the development of manufacturing processes for the production of the Company’s licensed heavy metal filtration media which was manufactured in AbTech’s facility for the first time in 2016. These R&D expense increases in 2016 were largely offset by the expense decrease of $193,000 for consulting costs following the Company’s suspension during 2015 of all activities related to the development of technologies to treat landfill leachate. The Company also reduced its expenses by $22,000 for payroll related costs and by approximately $35,000 for university sponsored research projects in 2016, compared to 2015.

As discussed in NOTE 1 – BUSINESS AND SUMMARY ACCOUNTING POLICIES to the consolidated financial statements included in this report on Form 10-K, the Company does not expect the adoption of ASU 2016-02, “Leases (Topic 842),” to have a material impact on research and development expenses upon adoption.

Other income (expense)

Interest expense decreased substantially to $252,760 in 2016, from $1,439,163 in 2015, due to the significant debt to equity conversion that occurred at the end of 2015, which reduced outstanding debt by approximately $9.9 million. In 2015, interest expense included substantial interest charges on the debt prior to conversion plus the imputed interest expense related to the amortization of note discounts, beneficial conversion features and deferred financing costs related to the converted debt as summarized in the table below:

Interest Components		2016	2015
1.	Interest accrued on notes outstanding and other finance charges.	$252,760	$654,932
2.	Amortization of the note discount created by the bifurcation of the warrant value at the time the promissory notes were issued.	-	415,035
3.	Interest imputed on promissory notes issued with beneficial conversion terms.	-	158,346
4.	Amortization of the deferred financing costs related to the private offerings in which the promissory notes were sold.	-	210,850
TOTAL INTEREST EXPENSE		$252,760	$1,439,163

In 2015, the Company recognized $3,208,036 of debt conversion expense pursuant to the conversion of three convertible promissory notes (the “Convertible Notes”) that were converted to common stock in the Comprehensive Transaction (see NOTE 13- PRIVATE PLACEMENTS in the accompanying December 31, 2016 consolidated financial statements) at a conversion rate substantially less than the original conversion rate stated in the Convertible Notes. Although these Convertible Notes were converted to common stock at a conversion rate equal to or greater than the market rates at the time of conversion, GAAP requires that such conversions be treated as induced conversions with an expense recognized equal to the fair value of the securities and other consideration transferred in the transaction in excess of the fair value of the securities issuable pursuant to the original conversion terms, with such fair value being measured as of the date the inducement offer is accepted by the convertible debt holder. The debt conversion expense was calculated as the difference between the number of shares issued upon conversion of the Convertible Notes (152,846,571 shares), less the number of shares of common stock that would have been issued if the Convertible Notes had been converted at their original conversion price (9,229,148 shares), multiplied by the market value of the shares on the date of conversion (ranging from $0.0175 to $0.0231).

Liquidity and Capital Resources

Liquidity

At December 31, 2016, the Company had a working capital deficiency of approximately $6,534,000 compared to a working capital deficit of approximately $1,713,000 at December 31, 2015. This increase in the working capital deficit during 2016 is primarily attributable to the use of cash for operations during 2016 and short term borrowing during the year totaling $3.8 million. The Company’s cash balance decreased from $682,860 at December 31, 2015 to $84,415 at December 31, 2016. This cash balance represents less than one month of the Company’s historical monthly cash used for operations and evidences the Company’s need to raise additional capital in the immediate short-term. In the first three months of 2017, the Company received additional short-term loans of $932,000 from a related party stockholder to fund operations.

To date, the Company has not generated sufficient revenue to cover its operating costs and continues to operate with negative cash flow. While we hope to achieve significant sales growth over the long-term, continued negative cash flow from operations is expected in the short term.

The Company will require additional capital to maintain current operations until sales revenues grow sufficiently to provide such capital. The Company also has approximately $5,204,000 of short term debt, including accrued interest, which will need to be repaid, extended or refinanced by the Company. In addition, rapid growth may require the Company to enter into working capital financing arrangements. The Company currently has no such financing commitments in place and can provide no assurance that such a commitment can be obtained on reasonable terms, if at all. For a further discussion of management’s planned course of action to remedy the current deficiency in liquidity, see “Going Concern and Management’s Plans,” later in this section.

Operations in 2016 were funded primarily by proceeds from short-term loans from related party stockholders. The net proceeds from these loans amounted to $3,731,000 in 2016. Operations in 2015 were funded primarily by proceeds from the sale of 72,857,145 shares of common stock for $2,550,000 and the issuance of promissory notes with accompanying warrants for approximately $2,600,000. Our balance sheet at December 31, 2016 shows approximately $342,000 of net inventory. We anticipate that a financing facility, secured by inventory and accounts receivable, will be a likely means the Company will use to finance inventory and accounts receivable if the Company experiences rapid sales growth. The Company does not currently have such a facility in place and there is no assurance that such a facility can be secured when needed. The current debt outstanding that is secured by the assets of the Company, allows the Company to pursue this type of financing without violating the security interests of the debt holders.

The Company has a bank line of credit with a credit limit of $100,000. The line of credit has an annual interest rate of prime plus 6.75% and requires monthly payment of any interest due plus approximately 1% of the outstanding balance. The outstanding balance due on the bank line of credit as of December 31, 2016 and 2015 was $82,870 and zero, respectively.

In 2013, the Company entered into an agreement (the “Equity Line of Credit”) with Dutchess Opportunity Fund, II, LP (“Dutchess”) whereby Dutchess committed to purchase up to $2 million of ABHD common stock from the Company over the course of 36 months. This Equity Line of Credit expired in June 2016 with the Company having made no draws upon it.

Cash Flows from Operating Activities

The Company had negative cash flow from operations in 2016 of $4.4 million compared to negative cash flows from operations of $4.6 million in 2015. Cash used for operations in 2015 was affected by a $716,000 increase in accounts payable due largely to unpaid legal fees. In 2016, the Company received a cash payment from its insurer for approximately $465,000 as reimbursement for a portion of the legal fees incurred in 2016 and 2015. These insurance proceeds, and the subsequent payment of the related legal fees, contributed to an increase in accounts payable during for 2016 of only $39,000. Net inventory decreased in both 2016 and 2015 by approximately $52,000 and $104,000, respectively, as the Company used its stock of polymer materials to make products and did not make any major purchases of new polymer raw materials in 2016 or 2015.

The Company’s negative cash flow from operations in 2016 and 2015 is the result of the Company incurring the costs of developing and marketing its products in various targeted markets in advance of the expected resultant sales revenues. In 2015, the Company incurred significant non-cash expense items that did not repeat in 2016. Of the net loss incurred by the Company in 2015, approximately $784,000 was attributable to interest expense that did not, and will not, require the expenditure of cash because they represent charges to interest expense for the amortization of note discounts and deferred financing costs related to debt issued by the Company. In addition, in 2015 the Company recognized a non-cash expense item of approximately $3,208,000 related to the induced conversion of debt. Similarly, selling, general and administrative expenses of $23,000 and $447,000 in 2016 and 2015, respectively, are related to the non-cash expense items for the value of common stock issued for services rendered and stock based compensation expense.

The Company believes that if distribution channels mature, economic conditions improve and targeted market applications are proven and accepted, the Company will be able to generate sufficient revenue to generate positive cash flow from operations, but can provide no such assurances.

Cash Flows from Investing Activities

The Company had capital expenditures of approximately $9,000 in 2016 and $6,000 in 2015. As of December 31, 2016, the Company had no commitments for future capital expenditures. However, if the Company is successful in achieving significant sales growth in 2017, it may need to acquire approximately $250,000 of equipment for the manufacture of its new heavy-metal filtration media and may need to expand its manufacturing capacity or outsource some of its manufacturing. The Company expects to be able to finance these potential capital expenditures with leases or other asset-backed financing.

Cash Flows from Financing Activities

Net cash provided by financing activities for the years ended December 31, 2016 and 2015 amounted to approximately $3.8 million and $4.3 million, respectively. The primary financing sources of cash for the year ended December 31, 2016 were cash advances totaling $3,731,000 from two related party stockholders and draws of $90,000 on the Company’s bank line of credit. The net cash provided by financing activities for the year ended December 31, 2015 included proceeds of $2.6 million from debt financing and $2.55 million from the issuance of common stock. The Company also repaid approximately $875,000 of debt in 2015. The Company also used its bank line of credit in 2015 making draws of $266,000 which were repaid during the year resulting in the zero balance due on the bank line of credit at December 31, 2015.

Going Concern and Management’s Plans

The accompanying December 31, 2016 consolidated financial statements have been prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As discussed in NOTE 2 to the accompanying December 31, 2016 consolidated financial statements, we have not established an ongoing source of revenue sufficient to cover operating expenses and have incurred net losses from operations since our inception. These losses with the associated substantial accumulated deficit raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued. As a result, the Company’s independent registered public accounting firm, in their report dated March 31, 2017, included an emphasis-of-matter paragraph with respect to our financial statements for the fiscal year ended December 31, 2016, expressing uncertainty regarding the Company’s assumption that it will continue as a going concern. The accompanying December 31, 2016 consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustment that might be necessary should the Company be unable to continue as a going concern. Management believes that the Company’s ability to continue as a going concern will be dependent on its ability to raise additional capital and/or generate significant sales growth in the short term. The Company’s ability to achieve these objectives cannot be determined at this time. Management’s plans in regard to these matters are described in NOTE 2 to the accompanying December 31, 2016 consolidated financial statements. If the Company is unable to raise additional capital and/or generate significant sales growth in the near term, there is a risk that the Company could default on debt maturing during 2017, and could be required to discontinue or significantly reduce the scope of its operations if no other means of financing its operations are available.

Contractual Obligations

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, Abtech Holdings is not required to provide the information required by this item.

Off-Balance Sheet Arrangements

As of December 31, 2016, we did not have any material off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations, including the discussion on liquidity and capital resources, are based upon our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates and judgments. Management bases the estimates on historical experience and on various other factors that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. For any given individual estimate or assumption we make, it is possible that other people applying reasonable judgment to the same facts and circumstances could develop different estimates. Actual results may materially differ from these estimates under different assumptions or conditions.

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

The following table summarizes the weighted average of fair value and the significant assumptions used in applying the Black-Scholes model for options granted in 2015 (there were no options granted by the Company during the year ended December 31, 2016):

2015
Weighted average fair value for options granted	$0.18
Weighted average assumptions used:
Expected dividend yield	0.0%
Expected volatility	64.7%
Risk-free interest rate	1.27%
Expected life (in years)	4.9

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

Recent Accounting Pronouncements

See NOTE 1 – BUSINESS AND SUMMARY OF ACCOUNTING POLICIES to the consolidated financial statements included in this Report on Form 10-K for a detailed description of recent accounting pronouncements.

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making its assessment of internal control over financial reporting, managment used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2016.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission.

March 31, 2017

Glenn R. Rink	Lane J. Castleton
President, Chief Executive Officer	Vice President, Treasurer, Chief Financial Officer

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2016, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

There were no items requiring reporting on Form 8-K that were not reported on Form 8-K during the fourth quarter of the year covered by this Form 10-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item will be set forth in, and is incorporated by reference to, the Company’s Proxy Statement for the 2017 Annual Meeting of Shareholders or in a subsequent amendment to this report, which, in either case, we will file with the SEC within 120 days after our fiscal year ended December 31, 2016.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this item will be set forth in, and is incorporated by reference to, the Company’s Proxy Statement for the 2017 Annual Meeting of Shareholders or in a subsequent amendment to this report, which, in either case, we will file with the SEC within 120 days after our fiscal year ended December 31, 2016.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be set forth in, and is incorporated by reference to, the Company’s Proxy Statement for the 2017 Annual Meeting of Shareholders or in a subsequent amendment to this report, which, in either case, we will file with the SEC within 120 days after our fiscal year ended December 31, 2016.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item will be set forth in, and is incorporated by reference to, the Company’s Proxy Statement for the 2017 Annual Meeting of Shareholders or in a subsequent amendment to this report, which, in either case, we will file with the SEC within 120 days after our fiscal year ended December 31, 2016.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item will be set forth in, and is incorporated by reference to, the Company’s Proxy Statement for the 2017 Annual Meeting of Shareholders or in a subsequent amendment to this report, which, in either case, we will file with the SEC within 120 days after our fiscal year ended December 31, 2016.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES.

(a)	Financial Statements and Financial Statement Schedules

(1)	Financial Statements are listed in the Index to Financial Statements on page F-1 of this report.

(b)	Exhibits

2.1	Agreement and Plan of Merger, dated July 17, 2010, by and among the Registrant, Abtech Merger Sub, Inc., and AbTech Industries, Inc. (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K as filed with the SEC on July 22, 2010)

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated September 17, 2010, by and among the Registrant, Abtech Merger Sub, Inc., and AbTech Industries, Inc. (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K as filed with the SEC on September 22, 2010).

3.1	Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form SB-2 filed on July 27, 2007, Registration No. 333-144923)

3.2	Articles of Incorporation (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form SB-2 filed on July 27, 2007, Registration No. 333-144923)

3.3	Bylaws (incorporated herein by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form SB-2 filed on July 27, 2007, Registration No. 333-144923)

3.4	Amendment to Articles of Incorporation (incorporated herein by reference to Exhibit 3.1(a) to the Registrants Current Report on Form 8-K filed on June 16, 2010)

3.5	Certificate of Change to Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on January 6, 2016)

4.1	Stock Specimen (incorporated herein by reference to Exhibit 4 to the Registrant’s Registration Statement on Form SB-2 filed on July 27, 2007, Registration No. 333-144923)

4.2	Form of Common Stock Purchase Warrant (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on November 10, 2015)

10.1	Transfer Agent Agreement (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K filed on March 30, 2012)

10.2	Form of Employment Agreement dated May 13, 2009, by and between Glenn R. Rink and AbTech Industries, Inc. (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 14, 2011)

10.3	Employment Agreement dated May 13, 2009 by and between Lane J. Castleton and AbTech Industries, Inc. (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on February 14, 2011)

10.4	Form of Indemnification Agreement between Abtech Holdings, Inc. and each member of its Board of Directors (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on February 14, 2011)

10.5	AbTech Industries, Inc. 2007 Stock Plan (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on February 14, 2011)

10.6	Form of AbTech Industries, Inc. 2007 Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.7 to our Current Report on Form 8-K filed on February 14, 2011)

10.7	Form of AbTech Industries, Inc. 2007 Non-qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed on February 14, 2011)

10.8	Form of AbTech Industries, Inc. Warrant Agreement (incorporated herein by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed on February 14, 2011)

10.9	Contract for Services, dated October 8, 2013, between AbTech Industries, Inc., and Nassau County, a municipal corporation acting on behalf of the County Department of Public Works (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2013)

10.10	Investment Agreement, dated June 25, 2013, between the Company and Dutchess Opportunity Fund, II, L.P. (incorporated herein by reference to Exhibit 1.1 of the Amendment No. 1 to the Registration Statement on Form S-1 as filed on July 29, 2013, Registration No. 333- 189587)

10.11	Registration Rights Agreement, dated June 25, 2013, between the Company and Dutchess Opportunity Fund, II, L.P. (incorporated herein by reference to Exhibit 1.2 of the Amendment No. 1 to the Registration Statement on Form S-1 as filed on July 29, 2013, Registration No. 333- 189587)

10.12	Credit Agreement, as of March 23, 2015, by and between the Company and Golden Properties Ltd., related to the private placement that closed on March 23, 2015 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2015)

10.13	Credit Agreement, dated as of March 23, 2015, by and between the Company and Golden Properties Ltd., related to the private placement that closed on April 13, 2015 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2015)

10.14	Form of Credit Agreement related to the private placement that closed on May 28, 2015 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2015)

10.15	Form of Prefunding Agreement, executed by and among Abtech Holdings, Inc. and the following Purchasers: Golden Properties Ltd., Hugo Neu Corporation, Donald R. Kendall, Jr., The Harry Mittelman Revocable Living Trust and Christopher Davis (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 10, 2015)

10.16	Debt Conversion Agreement, dated November 2, 2015, by and between Abtech Holdings, Inc. and Golden Properties Ltd. (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 10, 2015)

10.17	Debt Conversion Agreement, dated November 2, 2015, by and between the Company and Alexander Mouldovan (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on November 10, 2015)

10.18	Financing Agreement, dated October 19, 2015, by and among the Company and the Financing Agreement Parties named therein (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on November 10, 2015)

10.19	Amendment to Financing Agreement, dated November 4, 2015, by and among the Company and parties to the Financing Agreement (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on November 10, 2015)

21*	List of Subsidiaries

24.1	Power of Attorney (set forth on the signature pages of this Form 10-K)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32**	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed Herewith
**	Furnished Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABTECH HOLDINGS, INC.

Date: March 31, 2017	By:	/s/ Glenn R. Rink
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

Date: March 31, 2017	By: /s/ Glenn R. Rink
Glenn R. Rink
Chief Executive Officer,
President and Director

Date: March 31, 2017	By: /s/ Lane J. Castleton
Lane J. Castleton
Chief Accounting Officer,
Chief Financial Officer,
Vice President, Secretary and
Treasurer

Date: March 31, 2017	By: /s/ William S. Brennan
William S. Brennan, Director

Date: March 31, 2017	By: /s/ David Greenwald
David Greenwald, Director

Date: March 31, 2017	By: /s/ A. Judson Hill
A. Judson Hill, Director

Date: March 31, 2017	By: /s/ Dipak P. Jogia
Dipak P. Jogia, Director

ABTECH HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED

DECEMBER 31, 2016 AND 2015

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of

Abtech Holdings, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Abtech Holdings, Inc. and subsidiaries as of December 31, 2016 and 2015 and the related consolidated statements of operations, changes in stockholders’ equity (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Abtech Holdings, Inc. and subsidiaries at December 31, 2016 and 2015, and the results of its operations, changes in stockholders’ equity (deficiency), and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Semple, Marchal & Cooper, LLP

Certified Public Accountants

Phoenix, Arizona

March 31, 2017

ABTECH HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31,

	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$84,415	$682,860
Accounts receivable – trade, net	45,842	103,188
Inventories, net	342,117	394,469
Prepaid expenses and other current assets	24,373	24,594
Total current assets	496,747	1,205,111

Fixed assets, net	44,406	41,669
Security deposits	28,402	33,940
Total assets	$569,555	$1,280,720

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities
Accounts payable	$1,402,777	$1,355,385
Accounts payable – related party	1,101	9,433
Loans from shareholder	9,000	9,000
Bank line of credit	82,870	-
Notes payable, net of discounts	250,000	350,000
Convertible promissory notes, net of discounts	850,000	750,000
Due to investors – related party	3,731,000	-
Accrued interest payable	364,080	149,383
Accrued expenses	339,732	294,449
Total current liabilities	7,030,560	2,917,650

Related party loan	71,949	78,472
Total liabilities	7,102,509	2,996,122

Commitments and contingencies

Stockholders’ equity (deficiency)
Common stock, $0.001 par value; 800,000,000 authorized shares; 501,678,288 shares issued and outstanding at December 31, 2016 and 2015	501,678	501,678
Additional paid-in capital	61,050,271	61,027,567
Non-controlling interest	(4,197,807)	(3,493,351)
Accumulated deficit	(63,887,096)	(59,751,296)
Total stockholders’ equity (deficiency)	(6,532,954)	(1,715,402)
Total liabilities and stockholders’ equity (deficiency)	$569,555	$1,280,720

The accompanying notes are an integral part of these consolidated financial statements.

ABTECH HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31,

	2016	2015

Net revenues	$309,956	$512,731

Cost of revenues	360,894	450,935
Gross profit (loss)	(50,938)	61,796

Operating expenses:
Selling, general and administrative	3,390,608	4,822,825
Research and development	1,145,950	1,130,498
Total operating expenses	4,536,558	5,953,323

Operating loss	(4,587,496)	(5,891,527)

Other income (expense):
Interest expense	(252,760)	(1,439,163)
Debt conversion expense	-	(3,208,036)
Other income	-	27
Total other income (expense), net	(252,760)	(4,647,172)

Net loss before income taxes	(4,840,256)	(10,538,699)

Provision for income taxes	-	-
Net loss	(4,840,256)	(10,538,699)
Net loss attributable to non-controlling interest	(704,456)	(724,954)
Net loss attributable to controlling interest	$(4,135,800)	$(9,813,745)

Basic and diluted loss per common share	$(0.01)	$(0.11)

Basic and diluted weighted average number of shares outstanding	501,678,288	89,663,926

The accompanying notes are an integral part of these consolidated financial statements.

ABTECH HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

	Common Stock		Additional paid-in	Accumulated	Non- controlling
	Shares	Amounts	capital	deficit	interest	Total
Balance at December 31, 2014	68,543,002	$68,543	$44,359,358	$(49,937,551)	$(2,768,397)	$(8,278,047)
Shares issued for conversion of debt and accrued interest	359,019,808	359,020	10,411,574			10,770,594
Debt conversion expense			3,208,036			3,208,036
Stock-based compensation expense			301,046			301,046
Value of warrants issued with debt			125,919			125,919
Shares issued for cash	72,857,145	72,857	2,477,143			2,550,000
Shares issued for services	1,258,333	1,258	144,491			145,749
Net loss				(9,813,745)	(724,954)	(10,538,699)
Balance at December 31, 2015	501,678,288	501,678	61,027,567	(59,751,296)	(3,493,351)	(1,715,402)
Stock-based compensation expense			22,704			22,704
Net loss				(4,135,800)	(704,456)	(4,840,256)
Balance at December 31, 2016	501,678,288	$501,678	$61,050,271	$(63,887,096)	$(4,197,807)	$(6,532,954)

The accompanying notes are an integral part of these consolidated financial statements.

ABTECH HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

	2016	2015
Operating Activities
Net loss	$(4,840,256)	$(10,538,699)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	11,489	20,842
Common stock issued for services rendered	-	145,749
Stock-based compensation expense	22,704	301,046
Interest related to beneficial conversion feature	-	158,346
Note discount amortized as interest	-	415,035
Deferred charges expensed as interest	-	210,850
Debt conversion expense	-	3,208,036
Changes in operating assets and liabilities:
Accounts receivable, net	57,346	24,247
Inventories, net	52,352	103,745
Prepaid expenses and other current assets	221	13,401
Accounts payable	39,060	716,363
Customer deposits	-	(2,242)
Accrued interest payable	214,697	565,642
Accrued expenses	45,283	30,648
Net cash used in operating activities	(4,397,104)	(4,626,991)

Investing Activities
Purchases of fixed assets	(8,688)	(5,681)
Net cash used in investing activities	(8,688)	(5,681)

Financing Activities
Proceeds from due to investors – related party	3,731,000	-
Proceeds from issuance of common stock	-	2,550,000
Proceeds from notes payable	-	2,600,000
Repayment of notes payable	-	(875,000)
Draws on bank line of credit	90,000	266,000
Repayments on bank line of credit	(7,130)	(266,000)
Repayments under capital lease obligation	-	(2,731)
Net decrease in due to related party	(6,523)	(6,197)
Net cash provided by financing activities	3,807,347	4,266,072

Net change in cash and cash equivalents	(598,445)	(366,600)
Cash and cash equivalents at beginning of period	682,860	1,049,460
Cash and cash equivalents at end of period	$84,415	$682,860

Supplemental cash flow information:
Cash paid for interest	$37,342	$89,290
Cash paid for income taxes	$-	$-
Noncash investing and financing activities:
Transfer of deposit to fixed assets	$5,538	$-
Debt converted to common stock, including accrued interest	$-	$10,770,594
Warrants issued with debt	$-	$125,919

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

In 2012, the Company formed a subsidiary, AEWS Engineering, LLC (“AEWS”), an independent civil and environmental engineering firm, established to provide engineering and technology innovation to the water infrastructure sector. AEWS was initially owned 80% by the Company and 20% by a former executive officer of AEWS. In May 2015, AEWS became a wholly owned subsidiary of the Company upon the relinquishment of the 20% interest previously held by the former executive officer. Accordingly, the operations of AEWS for the periods reflected in these consolidated financial statements are allocated 100% to the Company. AEWS has an office located in Raleigh, North Carolina. The operations of AEWS, which focused on new business development activities, were transferred to AbTech in 2015 and as of December 31, 2016, AEWS was dormant.

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

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make certain estimates and assumptions that affect the reported amount of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

•	Cash and cash equivalents – Financial instruments that subject the Company to credit risk are cash balances maintained in excess of federal depository insurance limits. While the Company does on occasion have cash balances in excess of federal depository insurance limits, at December 31, 2016, the Company’s cash or cash equivalent balances were within the limits federally insured by the Federal Deposit Insurance Corporation. To date, the Company has not experienced any losses in such accounts and believes the exposure is minimal.

•	Major customers and accounts receivable – Major customers represent any customer that accounts for more than 10% of revenues for the year. During 2016, the Company had one customer that accounted for 16% of revenues and had an accounts receivable balance of zero at December 31, 2016. During 2015, the Company had two customers that accounted for 22% and 12%, respectively, of revenues and whose accounts receivable balances (unsecured) accounted for approximately 0% and 59%, respectively, of accounts receivable at December 31, 2015.

•	Supplier – Major suppliers represent any vendor that accounts for more than 10% of purchases for the year. During 2016, the Company had three vendors that accounted for 35%, 16% and 15%, respectively, of its purchases. All of these vendors had an accounts payable balance of zero at December 31, 2016. During 2015, the Company had two vendors that accounted for 50% and 17%, respectively, of its purchases. These vendors had an accounts payable balance of $1,590 and $190, respectively, at December 31, 2015.

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

Deferred Charges – Deferred charges are costs incurred in connection with the issuance of debt. These costs are capitalized as an asset and amortized over the term of the debt using the effective interest method. Interest expense related to the amortization of these deferred charges totaled $0 in 2016 and $210,850 in 2015.

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

In 2016 and 2015, the Company recognized revenue from the sale of its Smart Sponge® and Smart Sponge Plus products, including Ultra-Urban® Filters, Line Skimmers, Passive Skimmers and Smart Paks®. The Smart Paks are usually sold as a component of an engineered system such as an end-of-pipe vault or other larger multi-product treatment train. The Company provides engineering design services on some engineered solutions. Revenues from design services are recognized at the time the engineering services are rendered. In 2016 the Company also recognized revenue from distributor fees charged for support of business development activities of the distributor. These revenues were recognized after the services were rendered and upon receipt of payment from the distributor.

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

Allowance for Doubtful Accounts – The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowances are calculated based on a detailed review of individual customer accounts, historical rates and an estimation of the overall economic conditions affecting the Company’s customer base. The Company reviews a customer’s credit history before extending credit. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company charges off uncollectible receivables when all reasonable collection efforts have been taken. The allowance for doubtful accounts was $16,000 at December 31, 2016 and $4,000 at December 31, 2015.

Customer Deposits – The Company occasionally receives prepayments or deposits from customers for products they order or intend to order. In such cases the prepayment or deposit is initially recorded as a liability (customer deposits) and is only recognized as revenue when the ordered products are shipped and the risks and rewards of ownership have been transferred to the customer.

Cost Recognition – Cost of revenues includes all direct material and labor costs and those indirect costs of bringing raw materials to sale condition, including depreciation of equipment used in manufacturing and shipping and handling costs. Selling, general, and administrative costs are charged to operating expenses as incurred. Research and development costs are expensed as incurred and are included in operating expenses. Advertising costs are expensed as incurred. The Company had advertising expenses of $3,000 and $12,700 for 2016 and 2015, respectively.

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

Net Loss Per Share – Basic net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period. The Company has other potentially dilutive securities outstanding that are not shown in a diluted net loss per share calculation because their effect in both 2016 and 2015 would be anti-dilutive. These potentially dilutive securities include Series A Preferred Stock, options, warrants and convertible promissory notes (see NOTES 10 and 11), and total 25,435,041 shares at December 31, 2016 and 26,762,036 shares at December 31, 2015.

Conversion Options – The Company will bifurcate conversion options embedded in financial instruments and account for them at fair value if required. Currently, the Company has determined that none of its embedded conversion options require bifurcation.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. In March 2016, the FASB issued ASU 2016-08 which further clarifies the guidance on the principal versus agent considerations within ASU 2014-09. In April 2016, the FASB issued ASU 2016-10 to expand the guidance on identifying performance obligations and licensing within ASU 2014-09. In May 2016, the FASB issued ASU 2016-12 to improve revenue recognition in the areas of collectability, presentation of sales tax and other similar taxes collected from customers, noncash consideration, contract modifications and completed contracts at transition. This update also amends the disclosure requirements within ASU 2014-09 for entities that retrospectively apply the guidance. The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption. The Company is currently evaluating ASU No. 2014-09 and, based on the Company’s historical and current revenue transactions, believes that it will have minimal impact on the Company’s consolidated financial statements until such time as the Company begins to generate revenues through contracts with customers that are the subject of ASU 2014-09.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” which provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The guidance is effective for the Company beginning for the annual period ending December 15, 2016 and interim periods thereafter. The Company has adopted the guidance of ASU No. 2014-15 in these consolidated financial statement footnote disclosures.

In April 2015, the FASB issued ASU No. 2015-3, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” which provides that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. Previously, the Company has recognized such debt issuance costs as separate assets under the caption “deferred charges.” The Company has now adopted this new standard. However, its adoption had no impact on the consolidated balance sheets dated December 31, 2016 and December 31, 2015 as all deferred charges had been fully amortized as of December 31, 2015.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which, among other provisions, requires lessees to recognize lease assets and lease liabilities for those leases classified as operating leases under previous GAAP. Under this new provision, a lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years for public entities. The Company has various operating leases (see NOTE 5 – COMMITMENTS – Operating Leases) and expects that these amendments will significantly affect the manner in which such operating leases are presented in its financial statements. While the Company expects the amendment to have a minimal effect on the amount of operating expense recognized in the consolidated statements of operations, the amendment will result in the Company including on its balance sheet a right to use asset and a corresponding liability for the lease payments due under operating leases in effect at the balance sheet dates.

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

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which addresses how eight specific cash flow issues should be presented and classified in the statement of cash flows. The amendments in this update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted and the amendments are to be applied using a retrospective transition method. The Company is currently evaluating the new standard and its potential impact on the Company’s presentation of the relevant cash flow items in the Consolidated Statements of Cash Flows.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and has incurred net losses since its inception. These losses, with the associated substantial accumulated deficit, are a direct result of the Company’s product development activities and the costs of introducing its technologies to the market and pursuing market acceptance. In addition, the Company has a working capital deficit of approximately $6.5 million as of December 31, 2016 with approximately $5.2 million of debt that is either past due or will become due in 2017. Realization of a major portion of the assets in the accompanying consolidated balance sheets is dependent upon continued operations of the Company which in turn is dependent upon the Company’s ability to meet its financing requirements, and the success of its future operations. The Company operates in a new, developing industry with a variety of competitors. These factors raise substantial doubt about the Company’s ability to continue as a going concern. As a result, the Company’s independent registered public accounting firm included an emphasis-of-matter paragraph with respect to the accompanying consolidated financial statements, expressing uncertainty regarding the Company’s assumption that it will continue as a going concern.

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

Financing. To date, the Company has financed its operations primarily with loans from shareholders, private placement financings and sales revenue. During 2016, the Company received approximately $3.7 million in cash advances from two of its major stockholders. Terms for these loans have not been formalized, however, the Company has treated the loans as debt accruing interest at 10% per annum. While it is possible that such loans will be converted into purchases of common stock of the Company, there is no assurance that such conversions will occur. In 2015, the Company strengthened its balance sheet by completing a financing transaction that included the conversion of approximately $10.8 million of debt and accrued interest into common stock and the receipt by the Company of $2.55 million of cash proceeds from the issuance of new shares of common stock.

Management believes that upon validation of its water treatment solutions for the stormwater, industrial and commercial markets, and with an improving economy, sales revenue can grow significantly, which would enable the Company to reverse its negative cash flow from operations and raise additional capital as needed to service debt and fund operations. However, there is no assurance that the Company’s overall efforts will be successful. If the Company is unable to generate significant sales growth in the near term and raise additional capital, there is a risk that the Company could default on debt maturing during 2017, and could be required to discontinue or significantly reduce the scope of its operations if no other means of financing operations are available. Consequently, there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these financial statements are issued. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustment that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - INVENTORIES

Inventories consist of the following at December 31,:

	2016	2015
Raw materials	$99,182	$90,955
Work in process	279,045	337,414
Finished goods	26,890	33,100
Reserve for obsolescence	(63,000)	(67,000)
Total	$342,117	$394,469

NOTE 4 - FIXED ASSETS

Fixed assets consist of the following at December 31,:

	2016	2015
Furniture and fixtures	$135,804	$129,656
Computer equipment	62,630	58,417
Machinery and equipment	270,534	266,669
Leasehold improvements	31,830	31,830
Total cost	500,798	486,572
Less accumulated depreciation	(456,392)	(444,903)
Net book value	$44,406	$41,669

Depreciation expense charged to operations during 2016 and 2015 was $11,489 and $20,842, respectively.

NOTE 5 - COMMITMENTS

Capital Leases – In 2012, AEWS, entered into a capital lease for the purchase of telephone equipment with a cost of $11,599. This lease ended in September 2015 and the equipment became the property of AEWS. Annual depreciation expense on this equipment was $2,905 in 2015, leaving an accumulated depreciation balance at December 31, 2015 of $11,599. The Company had no other capital leases at December 31, 2016 or 2015.

Operating Leases – The Company leases office and warehouse space, office equipment and an automobile under various noncancelable operating leases that extend through October 2018. Total rental expense charged to operations during the years ended December 31, 2016 and 2015, were $383,923 and $414,830, respectively. Because some of the Company’s leases contain escalating lease payments during their terms, the Company recognizes rental expense for these leases as a straight-line amortization of the total lease expense to be paid over the term of the leases. The difference between the amount of rent expensed and the amount of rent actually paid under the leases is included in accrued expenses as deferred rent (see NOTE 8 – ACCRUED EXPENSES). Future annual minimum lease payments for the next five years, under noncancelable operating leases with initial or remaining terms of one year or more, as of December 31, 2016, are as follows:

Year	2017	2018	2019	2020	2021	Thereafter	Total
Amount	$345,503	$162,866	$-	$-	$-	$-	$508,369

Indemnification Agreements - The Company enters into indemnification provisions under its agreements with officers and directors and companies in its ordinary course of business, typically with business partners, customers, landlords, lenders and lessors. Under these provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2016 and 2015.

Other Commitments – The Company has commitments for research and development activities with minimum future payments as follows:

Year	2017	2018	2019	2020	2012	Thereafter	Total
Amount	$150,000	$150,000	$50,000	$-	$-	$-	$350,000

NOTE 6 - LOANS FROM SHAREHOLDER

Loans from shareholder at December 31, 2016 and 2015 represent a $9,000 demand loan made by a prior Director of the Company to the Company’s subsidiary, ESC. This loan is unsecured and non-interest bearing.

NOTE 7 - RELATED PARTY TRANSACTIONS

Accounts payable; related party – At December 31, 2016, Accounts payable – related party represents amounts owed to executives of the Company for travel expenses. At December 31, 2015, Accounts payable – related party represents $5,183 of advertising fees due to an environmental group for which the Company’s president serves as the Chairman of the Board of Directors and $4,250 owed to executives of the Company for travel expenses.

Related party loan – represents amounts owed to a related company for services provided in the form of office and clerical support, and cash advances. On December 31, 1998, the Company executed a loan document in the amount of $127,353, with an original maturity date of December 31, 2003 (extended to December 31, 2018), with interest accruing at the rate of 5% per annum until the loan is paid in full. The Company may repay the note in part or in full at any time prior to maturity. In the event of default of principal or interest, the entire unpaid balance, including principal and interest, will be due and payable without notice, with interest accruing at 8% from the date of default. The outstanding balance on this loan was $71,949 and $78,472 at December 31, 2016 and 2015, respectively.

Stock Options – The Company did not grant any stock options in 2016. The Company granted 1,525,000 stock options to officers and Directors of the Company in 2015. All of these options expired or were cancelled as of December 31, 2015 without being exercised. In 2015, the Company also granted 40,000 stock options to the Company’s Chief Technology Officer, with an exercise price of $0.34 per share and a 3-year term (see NOTE 11 – STOCKHOLDERS’ DEFICIENCY AND STOCK-BASED COMPENSATION).

Cash Advances – During 2016, an investor that is considered to be a related party because it has a beneficial ownership interest in the Company of greater than 5% made several cash advances to the Company totaling $3,231,000, as a short-term loan. The specific terms of these loans have not yet been determined.

In May 2016, an individual who is an affiliate of a greater than 5% shareholder advanced $300,000 to the Company as a short-term loan and in June 2016 this entity advanced $200,000 to the Company as a short-term loan. The specific terms of these two loans totaling $500,000 have not yet been determined.

Private Placements – Three investors that participated in private placements completed by the Company during 2015 are considered to be related parties. One of these investors purchased three secured notes from the Company totaling $1,850,000 in 2015. Later in the year, this investor converted these and other Company-issued notes totaling $9,333,611, including interest accrued thereon, into 311,120,369 shares of common stock and purchased an additional 22,857,143 shares of common stock for $800,000 in cash. In addition, this investor received a warrant for the purchase of 200,000 shares of ABHD common stock with an exercise price of $0.098 per share and a 3-year term. (see NOTE 13 – Private Placements).

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

NOTE 8 – ACCRUED EXPENSES

Accrued expenses consist of the following at December 31,:

	2016	2015
Accrued payroll	$37,176	$36,337
Deferred rent	34,847	58,844
Accrued vacation	55,025	58,103
Accrued director compensation	206,750	134,125
Accrued warranty reserve	5,000	5,000
Other accruals	934	2,040
	$339,732	$294,449

NOTE 9 - INCOME TAXES

There is no current or deferred tax expense for the years ended December 31, 2016 and 2015 due to the Company’s loss position and the full reserve taken on the Company’s deferred tax asset in both years.

A reconciliation of statutory rates is as follows at December 31,:

	2016	2015
Statutory rate	34.0%	34.0%
State income taxes, net of federal income tax benefit	3.6%	5.0%
Reduction for valuation allowance related to net operating loss carry-forwards and change in permanent differences	-37.6%	-39.0%
	0.0%	0.0%

The tax effects of temporary differences that give rise to deferred tax assets (liabilities) are as follows at December 31,:

	2016	2015
Deferred tax assets (liabilities):
Net operating loss carryforwards	$20,381,000	$18,898,000
Accumulated depreciation	15,000	4,000
Less valuation allowance	(20,396,000)	(18,902,000)
Net deferred tax assets	$-	$-

During the years ended December 31, 2016 and 2015, net deferred tax benefit was approximately $1,494,000 and $2,267,000, respectively. At December 31, 2016 and 2015, the Company had federal loss carryforwards of approximately $55.0 million and $50.4 million, respectively, and state loss carryforwards of approximately $27.1 million and $25.5 million, respectively, which may be available to reduce future taxes, if any. These net operating loss carryforwards expire starting in 2017 through 2036. The net change in the total valuation allowance for the years ended December 31, 2016 and 2015 was a net increase of approximately $1,494,000 and $2,267,000, respectively. Based on the Company’s loss position and the uncertainty of the amount and timing of future taxable income, management believes that it is more likely than not that the Company will not fully realize the benefit of its net deferred tax assets. Pursuant to Internal Revenue Code Section 382, annual utilization of the Company’s net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% is deemed to occur within any three-year period. The Company has not fully analyzed whether such limitation has occurred at this time as the deferred tax asset is fully reserved. However, given the equity issuances in 2015, it is likely that a section 382 limitation has been incurred.

NOTE 10 – PROMISSORY NOTES AND OTHER DEBT

Information regarding the various promissory notes that were outstanding as of December 31, 2016 and 2015 is set forth in the table below:

	Principal Amount	Interest Rate	Maturity Date	Conversion Rate
Current promissory notes
Secured note	$250,000	11.5%	4/15/16 (2)(3)	N/A
Secured, convertible note	100,000	11.5%	10/31/17 (1)	$0.032
Unsecured, convertible note	250,000	6.5%	4/15/16 (3)	$0.53
Unsecured, convertible note	500,000	6.5%	4/15/16 (3)	$0.64
Total promissory notes	$1,100,000

(1)	The first and second extension options for this note were exercised by the Company extending its original maturity date to April 12, 2016. As a result of the exercise of the first and second extension options on this note, the number of warrant shares issued with the note was increased by 10,000 shares. On October 21, 2016, the Company and the note holder mutually agreed to amend the note by: (i) extending the maturity date to October 31, 2017; (ii) continuing the interest rate at 11.5% per annum through the new maturity date; (iii) obligating the Company to make monthly payments on the note of $10,000 per month beginning in November 2016; and (iv) adding a conversion feature to the note that will allow the note holder to convert the unpaid balance due under the note into shares of the Company’s common stock at a conversion rate of $0.032 per share.

(2)	The first and second extension options for this note were exercised by the Company extending its original maturity date to May 11, 2016. As a result of the exercise of the first and second extension options on this note, the number of warrant shares issued with the note was increased by 25,000 shares.

(3)	In March 2016, the Company and the holder of these notes mutually agreed to: (i) allow these notes to convert to common stock of the Company at the conversion price of $0.03 per share, provided that such conversion take place prior to April 15, 2016; and (ii) extend the maturity dates for the unsecured notes to April 15, 2016. The special conversion feature for these notes expired on April 15, 2016 without the notes having been converted. As of December 31, 2016, these notes were in technical default due to the fact that they were not repaid prior to their extended maturity date. However, the note holder had not declared an event of default. In March 2017, the Company and the note holder mutually agreed to further extend the maturity dates of these notes to April 30, 2017, thus curing the technical default of the notes.

The note discounts resulting from warrants issued with the notes and any beneficial conversion features inherent in the convertible notes, were amortized under the effective interest method over the original term of the promissory notes. As of December 31, 2015, the note discounts were fully amortized and there was no interest expense related to the amortization of these discounts for the year ended December 31, 2016. For the year ended December 31, 2015, the interest expense related to the amortization of these discounts was $573,381.

The secured notes have a security interest in all of the personal property and other assets of the Company.

Bank Line of Credit

The Company has a bank line of credit with a credit limit of $100,000. This line of credit has an annual interest rate of prime plus 6.75% (10.5% as of December 31, 2016) and requires monthly payment of any interest due plus approximately 1% of the outstanding balance. At December 31, 2016 and December 31, 2015, the outstanding balance due on the bank line of credit was $82,870 and $0, respectively.

Due to Investors

The amount shown in the consolidated balance sheets as due to investors represents short-term loans made to the Company by related party investors (see NOTE 7 – RELATED PARTY TRANSACTIONS – Private Placements). The terms of these loans have not yet been determined. However, the Company is accruing interest on the outstanding balance of the loans at the rate of 10% per annum as this represents the current estimate of the interest rate to be charged when terms of the loan are finalized.

NOTE 11 – STOCKHOLDERS’ DEFICIENCY AND STOCK-BASED COMPENSATION

Stock Options

The Company grants stock options to officers, directors, employees and consultants under stock plans.

AbTech’s 2007 Stock Plan – Prior to the Merger with ABHD, AbTech issued stock options under a plan (the “2007 Stock Plan”) that allowed up to 15% of the capital stock outstanding of AbTech to be available for awards granted under the plan. Options granted under the plan expire on the earlier of the stated expiration date or, in the case of incentive stock options, ninety days after the date employment ends or, in the case of non-statutory options, 30 days after the optionee ceases to be a service provider to the Company. The stated expiration dates occur between 2017 and 2020. Stock options were granted at the fair market value of the common stock as determined by the Board of Directors on the date of grant and are exercisable subject to vesting provisions and performance objectives. All stock options granted by AbTech outstanding as of the date of the reverse acquisition transaction with ABHD automatically converted into options for the purchase of shares of ABHD common stock at the rate of 5.32 shares of ABHD stock for each share of AbTech stock. Upon the exercise of any of these AbTech stock options, ABHD will issue new authorized shares of its common stock.

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

For the years ended December 31, 2016 and 2015, compensation expense of $22,704 and $301,046, respectively, for stock options accounted for under ASC 718, is included in Selling, general and administrative expense in the consolidated statements of operations. There was no related tax benefit recognized due to the Company’s loss position. At December 31, 2016, the Company had approximately $35,000 of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of less than one year. During 2016 and 2015, no stock options were exercised.

Compensation expense was determined from the estimates of fair values of stock options granted using the Black-Scholes option pricing model. The following table summarizes the weighted average of fair value and the significant assumptions used in applying the Black-Scholes model for options granted in 2015 (there were no options granted in 2016):

2015
Weighted average fair value for options granted	$0.18
Weighted average assumptions used:
Expected dividend yield	0.0%
Expected volatility	64.7%
Risk-free interest rate	1.27%
Expected life (in years)	4.9

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

The Company’s stock option activity for the years ending December 31, 2016 and 2015 is summarized below (all share amounts for options granted by AbTech have been restated to give effect to the merger exchange ratio and reflect the equivalent number of ABHD shares):

AbTech Options

	Number of AbTech Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Term
Outstanding at December 31, 2014	1,448,069	$0.70	2.2
Expired or forfeited	(692,092)	0.70
Outstanding at December 31, 2015	755,977	0.70	2.1
Expired or forfeited	(239,570)	0.70
Outstanding at December 31, 2016	516,407	$0.70	1.9

As of December 31, 2016, there were 516,407 stock options outstanding and exercisable with a weighted average exercise price of $0.70, a weighted average remaining life of 1.9 years and an intrinsic value of zero.

ABHD Options

	Number of ABHD Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Term
Outstanding at December 31, 2014	5,471,833	$0.49	6.2
Granted	1,595,000	0.34
Expired or forfeited	(2,446,000)	0.43
Outstanding at December 31, 2015	4,620,833	0.48	5.6
Expired or forfeited	(1,490,000)	0.44
Outstanding at December 31, 2016	3,130,833	$0.49	4.3

As of December 31, 2016, the 3,130,833 stock options outstanding had an intrinsic value of zero. As of December 31, 2016, there were approximately 3,025,833 stock options exercisable with a weighted average exercise price of $0.49, a weighted average remaining life of 4.2 years and an intrinsic value of zero. Of the non-exercisable stock options outstanding at December 31, 2016, 75,000 stock options vest over time between 2017 and 2018 and 30,000 stock options vest only upon the option holder achieving specific performance objectives prior to the expiration of the option in 2017.

The following table summarizes the activity of the shares and weighted-average grant date fair value of the Company’s non-vested common stock options during the years ending December 31, 2016 and 2015:

	Non-vested ABHD Shares
	Number of Shares	Weighted- average grant date fair value
Non-Vested at December 31, 2014	1,403,586	$0.30
Granted	1,595,000	0.18
Vested	(1,098,703)	0.27
Expired or forfeited	(1,624,883)	0.19
Non-Vested at December 31, 2015	275,000	$0.32
Granted	-	-
Vested	(75,000)	0.30
Expired or forfeited	(95,000)	0.31
Non-Vested at December 31, 2016	105,000	$0.34

Common stock

During 2016, the Company issued no new shares of common stock. During 2015, the Company issued 359,019,808 shares of common stock for the conversion of debt and accrued interest totaling approximately $10,771,000, and issued 72,857,145 shares of common stock in a private offering for $2.55 million in cash.

During 2015, the Company issued 858,333 shares of common stock to a prior Director of the Company as payment in lieu of cash compensation that was due for his services as a Director during 2013 and 2014. In addition, during 2015, the Company issued 400,000 shares of common stock to a vendor in payment for services rendered to the Company. These shares issued in 2015 for services rendered were valued at the closing market price of the Company’s common stock on the measurement date in accordance with the provisions of ASC 505-50-30. The resulting expense for the shares issued in 2015 of $145,749 is included in Selling, general and administrative expense in the consolidated statements of operations for the periods in which the services were rendered.

Warrants

During 2016, the Company exercised the second maturity date extension options on two of the promissory notes issued in 2014, resulting in the number of warrant shares for the corresponding warrants issued with the promissory notes increasing by 17,500 shares. The value of these warrants was negligible due to the high exercise price of the warrants relative to the fair market price of ABHD shares on the date the warrant shares were issued.

During 2015, the Company issued to three investors participating in private placements of promissory notes, warrants for the purchase of 2,770,000 shares of ABHD common stock at an average exercise price of $0.126 per share and a term of 5 years. During 2015, the Company exercised maturity date extension options on several of the promissory notes issued in 2014 and 2015, resulting in the number of warrant shares for the corresponding warrants increasing by 176,149 shares. The value of these warrants issued in 2015, which is used to determine the note discount for the corresponding notes, was calculated using the Black-Scholes valuation model. This model uses estimates of volatility, risk free interest rate and the expected term of the warrants, along with the current market price of the Company’s common stock, to estimate the value of the outstanding warrants. Expected volatility is based on historical volatility of the Company’s shares. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of issuance for periods corresponding with the expected term of the warrant. The weighted average grant date fair value of the warrants issued in 2015 was $0.04 per share.

During 2015, the Company also issued to six participants (three of whom are related parties) in a private placement of equity securities, warrants for 1,950,000 shares of common stock at an average exercise price of $0.06 per share and a term of 3 years.

A summary of common stock warrants outstanding at December 31, is as follows:

	AbTech Warrants		ABHD Warrants
	Number of Warrants	Weighted- average Exercise Price	Number of Warrants	Weighted- average Exercise Price
Outstanding at December 31, 2014	892,266	$0.77	8,686,693	$0.58
Granted	-	-	4,896,149	0.11
Exercised	-	-	-	-
Expired	(750,297)	0.78	(50,000)	0.80
Outstanding at December 31, 2015	141,969	0.70	13,532,842	0.41
Granted	-	-	17,500	0.33
Exercised	-	-	-	-
Expired	(141,969)	0.70	(2,597,956)	0.63
Outstanding at December 31, 2016	-	$-	10,952,386	$0.36

The 10,952,386 exercisable ABHD warrants outstanding at December 31, 2016 expire at various dates through 2020 and have a weighted average remaining life of 2.1 years.

AbTech Series A Convertible Preferred Stock

AbTech has designated 3,500,000 of its 5,000,000 authorized preferred shares as Series A Convertible Preferred Stock (“Series A Stock”) and has 1,212,947 of such shares issued and outstanding at December 31, 2016. These shares represent the non-controlling interest in the Company’s subsidiary as shown on the Consolidated Balance Sheets and Consolidated Statements of Operations. Series A Stock has a par value of $0.01 and no liquidation or dividend preferences.

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

Common shares reserved for future issuance

ABHD common shares reserved for future issuance were as follows as of December 31 (all shares are stated in ABHD share equivalents):

	2016	2015
Conversion of convertible AbTech preferred stock	6,457,467	6,457,467
Shares issuable upon conversion of debt	4,377,948	1,252,948
Stock options outstanding	3,647,240	5,376,810
Warrants to purchase common stock	10,952,386	13,674,811
	25,435,041	26,762,036

NOTE 12 – EQUITY LINE OF CREDIT

On June 25, 2013, the Company entered into an equity line of credit agreement (the “ELOC”) with Dutchess Opportunity Fund, II, LP (“Dutchess”) whereby Dutchess irrevocably committed to purchase up to $2 million of ABHD common stock from the Company over the course of 36 months. On June 25, 2016, the ELOC expired. The Company made no draws on the ELOC during its term.

NOTE 13 – PRIVATE PLACEMENTS

Private Placement in 2016

The Company did not complete any private placements during 2016. However, during 2016 the Company received short-term funding of $3,731,000 from two related party investors. The Company and the related party investors are currently working out the terms for these funded amounts (see NOTE 10 – PROMISSORY NOTES AND OTHER DEBT – Due to Investors).

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

NOTE 14 –FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, convertible notes payable and notes payable. It is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values based on their short maturities or for long-term debt based on borrowing rates currently available to the Company for loans with similar terms and maturities using level 3 inputs. Gains and losses recognized on changes in fair value of financial instruments are reported in other income (expense) as gain (loss) on change in fair value. At December 31, 2016 and 2015, the Company had no financial instruments outstanding that were estimated using level 1, level 2 or level 3 inputs, other than discussed above.

NOTE 15 – CONTINGENCIES, LITIGATION, CLAIMS AND ASSESSMENTS

On May 28, 2015, the Company received a subpoena from the U.S. Securities and Exchange Commission (“SEC”) that stated that the staff of the SEC is conducting an investigation In the Matter of Abtech Holdings, Inc. (NY-9262).  Generally, the SEC’s subpoena asked for all documents, agreements, and communications concerning (i) the Company’s Contract for Services with Nassau County, New York, dated October 8, 2013; (ii) Adam Skelos, Dean Skelos, and their related entities; (iii) SLC Clean Water, LLC, Axiom, Glenwood Management, and a number of other listed individuals and entities; (iv) certain Board and Board committee minutes and related materials; (v) certain policies, procedures, and internal controls in effect at the Company; (vi) certain communications with the Company’s independent registered public accounting firm, transfer agent, potential and current investors, broker-dealers, investment advisors, and finders; and (vii) certain other organizational and financial account information of the Company.  The Company is cooperating with the SEC and has provided a substantial number of documents in response to the subpoena.  In 2016 and 2017, the SEC issued additional subpoenas to two officers, a director and a prior director of the Company pertaining to this investigation. The Company believes the SEC’s subpoenas are a result of the complaint announced on May 4, 2015 that was filed by federal authorities against Dean and Adam Skelos. That trial came to an end in December 2015 when both men were convicted of eight counts each, including fraud, bribery and extortion of three separate companies – one of which was the Company. The Company cooperated fully with the United States Attorney’s Office for the Southern District of New York throughout the Skelos investigation and trial, by providing documents and other evidence and having the Company’s president and CEO testify on behalf of the government at the trial. With the trial now concluded, the Company’s involvement in this matter has ended and the Department of Justice has confirmed to the Company that the Company and its subsidiaries are not the subject or target of any ongoing public corruption investigation. The Company and its officers and directors have continued to cooperate with the SEC in responding to their subpoenas. We have not yet recorded a liability related to the cost of resolving this matter although we have incurred and recognized material compliance costs to date. At this time, no estimate of the possible loss or range of loss can be made. In the meantime, we are continuing to incur significant legal fees for compliance with the SEC subpoenas.

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

As of December 31, 2016, the Company had incurred approximately $2,058,000 in legal fees and other costs related to the matters described above, including approximately $670,000 incurred during the year ended December 31, 2016. The Company cannot estimate at this time the cost of additional legal representation in resolving the SEC investigation, the JCOPE investigation or pursuing legal action pursuant to the Stockholder Proposal.

The Company has filed a claim for coverage for some of these legal fees under a liability insurance policy. The insurer denied the claim and the Company engaged legal counsel to dispute the insurer’s denial of the claim. In an attempt to reach a settlement with the insurer regarding this claim, a mediation hearing was held in April 2016. This mediation concluded with no resolution of the matter and, therefore, on July 11, 2016, the Company filed a formal complaint against the insurer in the United States District Court for the Southern District of New York. In December 2016, the insurer remitted a payment to the Company of $465,187 for a portion of the claim that it determined to be covered by the policy. These proceeds are included on the Consolidated Statement of Operations for 2016 in selling general and administrative operating expenses. The Company is currently in discussions with the insurer in an attempt to settle the balance of the claim and ongoing legal fees incurred in these matters. However, the ultimate outcome of this claim cannot be determined at this time.

NOTE 16 – SUBSEQUENT EVENTS

Subsequent to December 31, 2016, the Company received additional short-term funding of $932,000 from an investor considered to be a related party because it has a beneficial ownership interest in the Company of greater than 5%, bringing the total due to investors for these short-term loans in 2016 and 2017 to $4,663,000. The Company and the related party investors are currently working out the terms for these funded amounts (see NOTE 6 – PROMISSORY NOTES AND OTHER DEBT – Due to Investors).

In March 2017, the Company amended a promissory note that was outstanding and in technical default as of December 31, 2016, by extending its maturity date as described in NOTE 10 – PROMISSORY NOTES AND OTHER DEBT. Accordingly, this note was not in technical default as of the filing date.

NOTE 17 – QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2016:
Net revenues	$42,637	$64,027	$53,730	$149,562
Gross profit (loss)	(34,721)	(24,394)	(35,080)	43,257
Operating loss	(1,458,897)	(1,366,467)	(1,157,027)	(605,105)
Net loss	(1,483,555)	(1,414,618)	(1,230,311)	(711,772)
Basic and diluted loss per share	$0.00	$0.00	$0.00	$0.00
Weighted average number of common shares outstanding	501,678,288	501,678,288	501,678,288	501,678,288

Year ended December 31, 2015:
Net revenues	$203,507	$67,405	$101,165	$140,654
Gross profit (loss)	81,847	(59,851)	6,896	32,904
Operating loss	(1,158,522)	(1,629,386)	(1,641,142)	(1,462,477)
Net loss	(1,558,140)	(2,010,142)	(2,044,389)	(4,926,028)
Basic and diluted loss per share	$(0.02)	$(0.03)	$(0.03)	$(0.03)
Weighted average number of common shares outstanding	68,543,002	68,819,925	68,943,002	151,664,058

