Form 10-Q
period 2017-03-31
Abtech Holdings, Inc.
filed 2017-05-15
CIK 1405858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2017

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

☐	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer (Do not check if smaller reporting company)	☒	Smaller reporting company

						☐	Emerging Growth Company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 15, 2017
Common stock, $.001 par value	501,678,288

ABTECH HOLDINGS, INC.

FORM 10-Q

March 31, 2017

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements regarding the Company within the meaning of Section 27A of the United States Securities Act of 1933, as amended, and Section 21E of the United States Securities Exchange Act of 1934, as amended, that involve many risks and uncertainties. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “would,” “could,” “confident,” “forecast,” “hope,” “likely,” “plan,” “possible,” “potential,” “predict,” “project,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” “future,” “ongoing,” or similar terms, variations of such terms or the negative of such terms. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions concerning, among others, capital expenditures, earnings, litigation, regulatory matters, liquidity and capital resources, and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we operate, results of litigation, and other circumstances affecting anticipated revenues and costs, and the risk factors set forth under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on March 31, 2017.

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

Explanatory Note

As used in this Quarterly Report on Form 10-Q, “we,” “us,” “our,” “ABHD” and the “Company” refer to Abtech Holdings, Inc.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The December 31, 2016 consolidated balance sheet included in this Quarterly Report on Form 10-Q was derived from audited financial statements but does not include all disclosures required by GAAP. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017. For further information, refer to the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ABTECH HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2017 (Unaudited)	December 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$95,490	$84,415
Accounts receivable – trade, net	61,616	45,842
Inventories, net	355,536	342,117
Prepaid expenses and other current assets	22,261	24,373
Total current assets	534,903	496,747

Fixed assets, net	41,799	44,406
Security deposits	28,402	28,402
Total assets	$605,104	$569,555

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities
Accounts payable	$2,068,412	$1,402,777
Accounts payable – related party	121	1,101
Loans from stockholders	9,000	9,000
Bank line of credit	80,354	82,870
Notes payable, net of discounts	250,000	250,000
Convertible promissory notes, net of discounts	822,580	850,000
Due to investors - related party	4,663,000	3,731,000
Accrued interest payable	485,697	364,080
Accrued expenses	383,784	339,732
Total current liabilities	8,762,948	7,030,560

Due to related party	70,292	71,949
Total liabilities	8,833,240	7,102,509

Commitments and contingencies

Stockholders’ equity (deficiency)
Common stock, $0.001 par value; 800,000,000 authorized shares; 501,678,288 shares issued and outstanding at March 31, 2017 and December 31, 2016	501,678	501,678
Additional paid-in capital	61,054,771	61,050,271
Non-controlling interest	(4,427,910)	(4,197,807)
Accumulated deficit	(65,356,675)	(63,887,096)
Total stockholders’ equity (deficiency)	(8,228,136)	(6,532,954)
Total liabilities and stockholders’ equity (deficiency)	$605,104	$569,555

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABTECH HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31,

	2017	2016

Net revenues	$106,562	$42,637

Cost of revenues	109,217	77,358
Gross profit (loss)	(2,655)	(34,721)

Operating expenses
Selling, general and administrative	1,368,093	1,086,540
Research and development	199,631	337,636
Total operating expenses	1,567,724	1,424,176

Operating loss	(1,570,379)	(1,458,897)

Other income (expense)
Interest expense	(129,303)	(24,658)
Total other income (expense), net	(129,303)	(24,658)

Loss before income taxes	(1,699,682)	(1,483,555)

Provision for income taxes	-	-

Net loss	(1,699,682)	(1,483,555)

Net loss attributable to non-controlling interest	(230,102)	(202,375)

Net loss attributable to controlling interest	$(1,469,580)	$(1,281,180)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted average number of shares outstanding	501,678,288	501,678,288

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABTECH HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31,

	2017	2016
Operating Activities
Net loss	$(1,699,682)	$(1,483,555)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	3,012	3,124
Stock-based compensation expense	4,500	9,204
Changes in operating assets and liabilities:
Accounts receivable	(15,774)	81,861
Inventories	(13,419)	7,368
Prepaid expenses and other current assets	2,112	2,943
Accounts payable	664,655	310,593
Accrued interest payable	121,617	21,548
Accrued expenses	44,052	79,609
Net cash used in operating activities	(888,927)	(967,305)

Investing Activities
Purchases of fixed assets	(405)	(1,058)
Net cash used in investing activities	(405)	(1,058)

Financing Activities
Proceeds from due to investors – related party	932,000	300,000
Draws on bank line of credit	-	90,338
Repayments on bank line of credit	(2,516)	-
Repayments on convertible promissory notes	(27,420)	-
Decrease in related party loan	(1,657)	(1,576)
Net cash provided by financing activities	900,407	388,762

Net change in cash and cash equivalents	11,075	(579,601)
Cash and cash equivalents at beginning of period	84,415	682,860
Cash and cash equivalents at end of period	$95,490	$103,259

Supplemental cash flow information:
Cash paid for interest	$7,738	$2,773
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABTECH HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – ORGANIZATION

Abtech Holdings, Inc. (“ABHD” or the “Company”) was incorporated under the laws of the State of Nevada on February 13, 2007, and has authorized capital stock of 800,000,000 shares of common stock at $0.001 par value. ABHD is the parent holding company.

AbTech Industries, Inc. (“AbTech”), a Delaware corporation with an authorized capital of 15,000,000 shares of $0.01 par value common stock and 5,000,000 shares of $0.01 par value preferred stock, was acquired by ABHD in a reverse acquisition transaction on February 10, 2011. AbTech is a majority-owned subsidiary of ABHD and is the operating company.

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

In 2012, the Company formed a subsidiary, AEWS Engineering, LLC (“AEWS”), an independent civil and environmental engineering firm, established to provide engineering and technology innovation to the water infrastructure sector. AEWS is a wholly owned subsidiary of the Company and the operations of AEWS for the periods reflected in these condensed consolidated financial statements are allocated 100% to the Company. The operations of AEWS, which focused on new business development activities, were transferred to AbTech in 2015 and as of March 31, 2017, AEWS was dormant. AEWS’s office, located in Raleigh, North Carolina, was closed at the end of April 2017.

AbTech’s wholly-owned subsidiary, Environmental Security Corporation (“ESC”), was formed by the Company in 2003 to develop a sensor array technology designed to detect impurities in water flows. ESC owns a U.S. patent on this technology and has acquired rights to another monitoring technology, but otherwise had no operations during 2017 or 2016.

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

The condensed consolidated financial statements as of March 31, 2017 and for the three months ended March 31, 2017 and 2016 are unaudited and, in the opinion of the Company’s management, include all adjustments necessary for a fair presentation of such condensed consolidated financial statements. Such adjustments are of a normal recurring nature.

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

Significant estimates are used in determining the allowance for doubtful accounts and obsolete inventory, in valuing stock-based compensation, in valuing warrants, in determining the classification of conversion options embedded in convertible promissory notes and in evaluating the Company’s ability to continue as a going concern. Due to the uncertainties inherent in the formulation of accounting estimates, and the significance of these items, it is reasonable to expect that the estimates in connection with these items could be materially revised within the next year.

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

In 2017 and 2016, the Company recognized revenue from the sale of its Smart Sponge® and Smart Sponge Plus products, including Ultra-Urban® Filters, Line Skimmers, Passive Skimmers and Smart Paks®. The Smart Paks are usually sold as a component of an engineered system such as an end-of-pipe vault or other larger multi-product treatment train. The Company provides engineering design services on some engineered solutions. Revenue from design services are recognized at the time the engineering services are rendered.

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

Net Loss Per Share – Basic net loss per share is computed by dividing net loss attributable to controlling interests by the weighted average number of shares of common stock outstanding during the period. The Company has other potentially dilutive securities outstanding that are not shown in a diluted net loss per share calculation because their effect in both 2017 and 2016 would be anti-dilutive. The following chart lists the securities as of March 31, 2017 and 2016 that were not included in the computation of diluted net loss per share because their effect would have been antidilutive:

	Common Shares
	March 31, 2017 Unaudited	March 31, 2016 Unaudited
Options to purchase common stock	3,547,240	5,082,810
Warrants to purchase common stock	9,359,051	13,692,311
Convertible promissory notes	3,521,077	1,252,948
Convertible preferred stock in AbTech	6,457,467	6,457,467
	22,884,835	26,485,536

Recent Accounting Pronouncements – In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU No. 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU No. 2014-09 defines a five step process to achieve this core principle and in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. In March 2016, the FASB issued ASU No. 2016-08 which further clarifies the guidance on the principal versus agent considerations within ASU No.2014-09. In April 2016, the FASB issued ASU No. 2016-10 to expand the guidance on identifying performance obligations and licensing within ASU No 2014-09. In May 2016, the FASB issued ASU No. 2016-12 to improve revenue recognition in the areas of collectability, presentation of sales tax and other similar taxes collected from customers, noncash consideration, contract modifications and completed contracts at transition. This update also amends the disclosure requirements within ASU No. 2014-09 for entities that retrospectively apply the guidance. The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU No. 2014-09 recognized at the date of adoption. The Company is currently evaluating ASU No. 2014-09 and, based on the Company’s historical and current revenue transactions, believes that it will not have a material effect on the Company’s consolidated financial statements until such time as the Company begins to generate material revenues through contracts with customers that are the subject of ASU No. 2014-09.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” which provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The Company has adopted the guidance of ASU No. 2014-15 in these condensed consolidated financial statement footnote disclosures.

In April 2015, the FASB issued ASU No. 2015-3, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” which provides that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. Previously, the Company has recognized such debt issuance costs as separate assets under the caption “deferred charges.” The Company has now adopted this new standard. However, its adoption had no impact on the condensed consolidated balance sheets dated March 31, 2017 and December 31, 2016.

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory,” which requires entities to measure most inventory “at the lower of cost and net realizable value.” Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The Company has now adopted this new standard prospectively for fiscal years beginning after December 15, 2016, and does not expect that it will have a material effect on the Company’s measurement of inventory.

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes,” which requires that entities classify deferred tax liabilities and assets as noncurrent in a classified statement of financial position. The Company has now adopted this new standard for fiscal years beginning after December 15, 2016, although such adoption had no effect on the Company’s current presentation of deferred tax assets and liabilities because such assets and liabilities have been reduced to zero by the deferred tax asset valuation allowance.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which, among other provisions, requires lessees to recognize lease assets and lease liabilities for those leases classified as operating leases under previous GAAP. Under this new provision, a lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years for public entities. The Company has various operating leases and expects that these amendments will significantly affect the manner in which such operating leases are presented in its financial statements. While the Company expects the amendment to have a minimal effect on the amount of operating expense recognized in the consolidated statements of operations, the amendment will result in the Company including on its balance sheet a right to use asset and a corresponding liability for the lease payments due under operating leases in effect at the balance sheet dates.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which involves simplification of several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company has now adopted this new standard for fiscal years beginning after December 15, 2016 and it has had no impact on these condensed consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The standard will take effect for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently evaluating the new standard which will apply to the estimation of credit losses on the Company’s trade receivables, but it is not expected to have a material effect on the Company’s measurement of such credit losses.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which addresses how eight specific cash flow issues should be presented and classified in the statement of cash flows. The amendments in this update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted and the amendments are to be applied using a retrospective transition method. The Company is currently evaluating the new standard and its potential impact on the Company’s presentation of the relevant cash flow items in the Condensed Consolidated Statements of Cash Flows.

NOTE 3 – INVENTORIES

The Company uses a perpetual inventory system and periodic physical test counts to determine inventory amounts at interim balance sheet dates. Inventories are stated at the lower of cost or market, with cost computed on an average cost method which approximates the first-in, first-out basis. Inventory consisted of the following as of the dates indicated below:

	March 31, 2017	December 31, 2016
	(Unaudited)
Raw materials	$116,123	$99,182
Work in process	274,004	279,045
Finished goods	28,409	26,890
Reserve for obsolescence	(63,000)	(63,000)
Total	$355,536	$342,117

NOTE 4 – GOING CONCERN

These unaudited condensed consolidated financial statements have been prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and has incurred net losses since its inception. These losses, with the associated substantial accumulated deficit, are a direct result of the Company’s product development activities and the costs of introducing its technologies to the market and pursuing market acceptance. In addition, the Company has a working capital deficit of approximately $8.2 million as of March 31, 2017, with approximately $6.2 million of debt and accrued interest that will become due in 2017. Realization of a major portion of the assets in the accompanying consolidated balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financing requirements and the success of its future operations. The Company operates in a new, developing industry with a variety of competitors. These factors raise substantial doubt about the Company’s ability to continue as a going concern. As a result, the Company’s independent registered public accounting firm included an emphasis-of-matter paragraph with respect to the Company’s audited consolidated financial statements for the year ended December 31, 2016, expressing uncertainty regarding the Company’s assumption that it will continue as a going concern.

In order to continue as a going concern, the Company will need to generate additional revenue and obtain additional capital to fund its operating losses, service its debt and resolve the legal matters described in NOTE 9 – LITIGATION AND CONTINGENCIES. Management’s plans in regard to these matters are described as follows:

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

Financing. To date, the Company has financed its operations primarily with loans from shareholders, private placement financings and sales revenue. During the first quarter of 2017, the Company received $932,000 in cash advances from one of its major stockholders. Terms for these loans have not been formalized, however, the Company has treated the loans as debt accruing interest at 10% per annum. While it is possible that such loans will be converted into purchases of common stock of the Company, there is no assurance that such conversions will occur.

Management believes that upon validation of its water treatment solutions for the stormwater, industrial and commercial markets, and with an improving economy, sales revenue can grow significantly, which would enable the Company to reverse its negative cash flow from operations and raise additional capital as needed to service debt and fund operations. However, there is no assurance that the Company’s overall efforts will be successful. If the Company is unable to generate significant sales growth in the near term and raise additional capital, there is a risk that the Company could default on debt maturing during 2017. Further, the Company is currently in default on notes that matured in April 2017; however, the Company is currently in discussions with the noteholder to extend the maturity date but there can be no assurances that the noteholder will not elect to exercise his default remedies under the notes. The Company does not currently have sufficient liquidity to repay the indebtedness. While the Company does not expect the noteholder to accelerate the indebtedness, the noteholder may do so at any time, or may initiate foreclosure actions, or seek any other remedies permitted by the terms of the notes and applicable law. Should the holders of the Company’s indebtedness seek to accelerate the indebtedness upon an event of default, the Company could be required to discontinue or significantly reduce the scope of its operations if no other means of financing its operations are or become available. Consequently, there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these financial statements are issued. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustment that might be necessary should the Company be unable to continue as a going concern.

NOTE 5 – RELATED PARTY TRANSACTIONS

Accounts payable, related party – At March 31, 2017 and December 31, 2016, “Accounts payable – related party” represents amounts owed to executives of the Company for travel expenses.

Accrued expenses – At March 31, 2017 and December 31, 2016, accrued expenses included $221,750 and $206,750, respectively, for fees due to directors of the Company for their services as directors.

Due to investors – In March 2017, an investor that is considered to be a related party because it has beneficial ownership interest in the Company of greater than 5% made cash advances to the Company totaling $932,000, as short-term loans. During 2016, this same related party investor made similar cash advances to the Company totaling $3,231,000. The specific terms of these loans have not yet been determined.

During 2016, another individual who is an affiliate of a greater than 5% shareholder made cash advances to the Company totaling $500,000, as short-term loans. The specific terms of these loans have not yet been determined.

NOTE 6 – PROMISSORY NOTES AND OTHER DEBT

Information regarding the various promissory notes that were outstanding as of March 31, 2017 is set forth in the table below:

	Principal Amount	Interest Rate	Maturity Date	Conversion Rate
Current promissory notes
Secured, convertible note	$72,580	11.5%	10/31/17 (1)	$0.032
Secured note	250,000	11.5%	4/30/17 (2)	N/A
Unsecured, convertible note	250,000	6.5%	4/30/17 (2)	$0.53
Unsecured, convertible note	500,000	6.5%	4/30/17 (2)	$0.64
Total promissory notes	$1,072,580

(1)	On October 21, 2016, the Company and the holder of this note mutually agreed to amend the note by: (i) extending the maturity date from April 12, 2016 to October 31, 2017; (ii) continuing the interest rate at 11.5% per annum through the new maturity date; (iii) obligating the Company to make monthly payments on the note of $10,000 per month beginning in November 2016; and (iv) adding a conversion feature to the note that allows the note holder to convert the unpaid balance due under the note into shares of the Company’s common stock at a conversion rate of $0.032 per share.

(2)	In March 2017, the Company and the holder of these notes mutually agreed to extend the maturity dates of these notes to April 30, 2017, thus curing the technical default of the notes that had occurred on the prior maturity dates of May 11, 2016 for the secured note and April 15, 2016 for the unsecured notes. As of April 30, 2017, these notes were once again in technical default and the Company is attempting to further extend the maturity dates. However, the Company gives no assurance that an agreement to extend such maturity dates will be achieved.

The convertible promissory notes are convertible into shares of the Company’s common stock at the indicated conversion rate. The secured notes have a security interest in all of the personal property and other assets of the Company. The note discounts resulting from warrants issued with the notes and any beneficial conversion features inherent in the convertible notes, were fully amortized prior to 2016.

Bank Line of Credit

The Company has a bank line of credit with a credit limit of $100,000. This line of credit has an annual interest rate of prime plus 6.75% and requires monthly payment of any interest due plus approximately 1% of the outstanding balance. At March 31, 2017 and December 31, 2016, the outstanding balance due on the bank line of credit was $80,354 and $82,870, respectively.

NOTE 7 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, notes payable and convertible notes payable. It is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values, using level 3 inputs, based on their short maturities, or for long term debt, based on borrowing rates currently available to the Company for loans with similar terms and maturities. Gains and losses recognized on changes in fair value of financial instruments, if any, are reported in other income (expense) as gain (loss) on change in fair value. At March 31, 2017, the Company had no financial instruments outstanding that were estimated using level 1, level 2 or level 3 inputs, other than discussed above.

NOTE 8 – STOCKHOLDERS’ DEFICIENCY

The $4,500 increase in additional paid-in capital for the three-months ended March 31, 2017 is attributable to stock based compensation for stock options vesting during the period.

There were no stock options or warrants granted during the three-months ended March 31, 2017.

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

In May 2016, the Company, AEWS and AbTech received letters from the New York State Joint Commission on Public Ethics (“JCOPE”) asking for a written response to allegations constituting potential violations of lobbying laws in the state of New York. The Company’s legal counsel provided a written response to JCOPE on May 31, 2016, wherein they presented the Company’s position that it has consistently complied with all applicable lobbying laws. On August 15, 2016, JCOPE issued notices to the Company, AbTech and AEWS that JCOPE had decided to commence an investigation to determine whether a substantial basis exists to conclude that the Company knowingly and willfully violated lobbying laws in the state of New York. The Company intends to defend its position that it has consistently complied with all applicable lobbying laws and is working with JCOPE to resolve this matter. However, it is not clear at this time how the matter will ultimately be resolved.

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

As of March 31, 2017, the Company had incurred approximately $2,752,000 in legal fees and other costs related to the matters described above, including approximately $694,000 incurred during the three months ended March 31, 2017. The Company cannot estimate at this time the cost of additional legal representation in resolving the SEC investigation, the JCOPE investigation or pursuing legal action pursuant to the Stockholder Proposal.

The Company has filed a claim for coverage for some of these legal fees under a liability insurance policy. The insurer denied the claim and the Company engaged legal counsel to dispute the insurer’s denial of the claim. In an attempt to reach a settlement with the insurer regarding this claim, a mediation hearing was held in April 2016. This mediation concluded with no resolution of the matter and, therefore, on July 11, 2016, the Company filed a formal complaint against the insurer in the United States District Court for the Southern District of New York. In December 2016, the insurer remitted a payment to the Company of $465,187 for a portion of the claim that it determined to be covered by the policy. These proceeds were offset against other legal expenses in the fourth quarter of 2016 and included in selling general and administrative operating expenses for that period. The Company is currently in discussions with the insurer in an attempt to settle the balance of the claim and ongoing legal fees incurred in these matters. However, the ultimate outcome of this claim cannot be determined at this time.

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to March 31, 2017, the Company received additional short-term funding of $464,000 from an investor considered to be a related party because it has a beneficial ownership interest in the Company of greater than 5%, bringing the total due to investors for these short term loans in 2017 and 2016 to $5,127,000. The Company and the related party investors are currently working out the terms for these funded amounts.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes thereto included in Item 1 in this Quarterly Report on Form 10-Q. This discussion includes forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and the timing of events may differ materially from those anticipated in these forward-looking statements as a result of a variety of business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. Please refer to page 2 of the Quarterly Report on Form 10-Q for additional information regarding forward-looking statements.

Overview

Management is focused on establishing the Company as a reliable provider of water treatment solutions in the emerging markets for the treatment of stormwater, produced water and other industrial water applications. Abtech Holdings, Inc. (the “Company” or “ABHD”) is the parent holding company. Its subsidiary, AbTech Industries, Inc. (“AbTech”), is the operating company that manufactures and sells water treatment products, many of which incorporate its patented Smart Sponge technology. AEWS Engineering LLC (“AEWS”) has provided engineering services to assist government and industry in developing effective solutions to their specific water treatment needs. The operations of AEWS were transferred to AbTech in 2015 and AEWS is currently dormant. Environmental Security Corporation is also a dormant subsidiary that holds a patent regarding a sensor array technology designed to detect impurities in water flows. This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based on the consolidated operations of ABHD and its subsidiaries.

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

Results of Operations

We generate revenues by selling products and services related to the treatment of contaminated water so that such water can either be discharged or reused. All of our products sold in 2017 and 2016 include some form of Smart Sponge filtration media, which we manufacture, or are accessories used for the deployment of Smart Sponge products, such as diversion collars, vessels and containment cages. Our products include a variety of designs and sizes to effectively address many applications where water treatment is needed. Our revenue for the three-month period ended March 31, 2017 was comprised of the following:

Product	% of Revenue
Ultra-Urban Filters	70%
Accessories	12%
Smart Paks	8%
Filtration media	4%
Skimmers	3%
Freight & other	3%
Total	100%

We sell our products to distributors, contractors, original equipment manufacturers and end-users.

Comparison of the three months ended March 31, 2017 and 2016

Revenues

Revenues for the three months ended March 31, 2017 increased by $63,925, or 150%, compared to revenues in the same period of the prior year. The increase was due primarily to the Company’s first sale in the first quarter of 2017 of Ultra-Urban® Filters containing a filtration media that combined Smart Sponge® polymer with the Company’s new licensed media for filtering heavy metals. The revenue from the sale of these products totaled approximately $42,000 in the first quarter of 2017, and there were no similar revenues recognized in the first quarter of 2016. The Company has continued its redirected sales effort to focus more resources on non-stormwater applications of its products while continuing to support stormwater product sales through direct sales staff and through distributors in international markets. The Company’s redirected sales efforts did not have a significant impact on revenue in the first quarter of 2017 as most of the new opportunities being pursued have long lead times and involve the development and testing of new or modified products. All revenues recognized in the first quarter of 2017 were related to stormwater product applications.

For the three months ended March 31, 2017, our two largest customers were both contractors installing stormwater systems and accounted for 40%, and 10% of revenues, respectively.

As discussed in NOTE 2 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, the Company does not expect that the adoption of ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” will have a material impact on revenue when adopted in 2018 based on the types of contracts with customers currently in place.

Gross margin

The Company’s gross margin on sales was negative (2)% for the three months ended March 31, 2017, compared to a gross margin on sales of negative (81)% for the same period of 2016. The negative gross margin in both years is the direct result of the costs of excess manufacturing capacity. The improved gross margin in 2017 reflects the increased sales level in that period and the corresponding increase in products manufactured which allowed the fixed manufacturing costs to be spread over a larger base of manufactured products, improving the gross margin. The Company’s manufacturing facility operated at approximately 1% operating capacity for the three months ended March 31 in both 2017 and 2016. Going forward, the Company expects that gross margin percentages, quarter by quarter, could vary widely depending on the volume of product sales and the corresponding volume of product manufacturing. We do not currently have plans to reduce manufacturing capacity and we anticipate that the excess capacity will continue to adversely affect gross margins for the remainder of 2017.

The Company's gross margin expectations will also vary depending on the type of products and projects that make up sales revenue. As described above, the Company expects to see increased margins for its product sales as it expands its volume to realize economies of scale. AbTech may also become involved in the sale of equipment manufactured by other vendors and may work on stormwater projects involving a combination of services, products, and work performed by other subcontractors. Accordingly, we expect to realize blended gross margin rates that could vary significantly.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by approximately $282,000, or 26%, in the first three months of 2017 as compared to the same period in 2016. This increase was due primarily to the legal fees incurred by the Company in responding to the subpoenas issued by the SEC regarding its investigation In the Matter of Abtech Holdings, Inc. (NY-9262) and an investigation by the New York Joint Commission on Public Ethics (“JCOPE”) (for further information regarding these matters, see PART II, Item 1. “Legal Proceedings”). Fees for these matters totaled approximately $694,000 in the first quarter of 2017 compared to $209,000 of similar fees incurred in the first quarter of 2016. Excluding these expenses, other selling, general and administrative expenses were approximately $203,000 less in the first quarter of 2017 compared to the same period of 2016, due primarily to an $80,000 reduction in payroll and related travel expenses, a $52,000 reduction in other legal fees, a $33,000 reduction in fees for board compensation, public relations and investor relations services.

As discussed in NOTE 2 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, the Company does not expect the adoption of ASU No. 2016-02, “Leases (Topic 842),” or ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” to have a material impact on operating expenses upon adoption.

Research and development expenses

Research and development (“R&D”) expenses decreased by approximately $138,000, or 41%, for the three months ended March 31, 2017 as compared to the same period of the prior year. The reduced R&D expenses in 2017 were primarily attributable to work conducted to develop and test the Company’s evaporator technology intended for use in the treatment of produced water at oil and gas drilling sites. These costs totaled approximately $42,000 during the first three months of 2017 compared to $109,000 in the same period of 2016. Costs for this project are expected to increase significantly in the second quarter of 2017 as the Company continues its development efforts with this technology and modification of a prototype unit. The reduction in R&D expenses was also attributable to a decrease of approximately $65,000 in payroll and related benefits expenses in the first quarter of 2017 as compared to the same quarter of 2016.

Other income (expense)

Interest expense increased to approximately $129,000 for the three months ended March 31, 2017 as compared to $25,000 for the same period of 2016 due to the increased amount of outstanding loans from investors accruing interest at a rate of 10% per annum.

Liquidity and Capital Resources

Liquidity

As of March 31, 2017, the Company had a working capital deficiency of approximately $8,228,000 compared to a working capital deficit of approximately $6,534,000 at December 31, 2016. The increased working capital deficiency is primarily attributable to the use of cash for operations during the three months ended March 31, 2017, an increase in accounts payable of approximately $665,000 and the additional funding of $932,000 from a related party investor during the period. The Company’s cash balance was $95,490 at March 31, 2017 compared to $84,415 at December 31, 2016. This cash balance represents less than one month of the Company’s historical monthly cash used for operations and evidences the Company’s need to raise additional capital in the immediate short-term.

To date, the Company has not generated sufficient revenue to cover its operating costs and expenses and continues to operate with negative cash flow. While we hope to achieve sales growth sufficient to cover operating costs and expenses over the long-term, continued negative cash flow from operations is expected in the short-term. The Company will require additional capital to maintain current operations until the Company achieves the sales growth necessary to cover operating costs and expenses. The Company also has approximately $6,230,000 of short term debt, including accrued interest, which will need to be repaid, extended or refinanced by the Company during 2017. In addition, rapid sales growth may require the Company to enter into working capital financing arrangements. The Company has no such financing commitments in place and can provide no assurance that such a commitment can be obtained on reasonable terms, if at all. For a further discussion of management’s planned course of action to remedy the current deficiency in liquidity, see “Going Concern and Management’s Plans,” later in this section. Operations in the first three months of 2017 were primarily funded with related party loans of $932,000.

The Company has a bank line of credit with a credit limit of $100,000. The line of credit has an annual interest rate of prime plus 6.75% and requires monthly payment of any interest due plus approximately 1% of the outstanding balance. At March 31, 2017 the outstanding balance due on the bank line of credit was $80,354 and the effective interest rate was 10.75% per annum.

Comparison of cash flows for the three months ended March 31, 2017 and 2016

Operating Activities

The Company had negative cash flows from operations for the three months ended March 31, 2017 of approximately $889,000 compared to negative cash flows from operations of approximately $967,000 for the same period of the prior year. The amount of cash used in operations for the first three months of 2017 was approximately $681,000 less than the operating loss for the same period due primarily to a $665,000 increase in accounts payable and an increase of approximately $44,000 in accrued expenses during the period. Similarly, the amount of cash used in operations for the first three months of 2016 was approximately $492,000 less than the operating loss for the same period due primarily to a $311,000 increase in payables, an $80,000 increase in accrued expenses and an $82,000 reduction in outstanding accounts receivable during the period.

Investing Activities

The Company had $405 of capital expenditures for the three months ended March 31, 2017 and $1,058 of capital expenditures for the same period of 2016. As of March 31, 2017, the Company had no commitments for any material future capital expenditures.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2017 amounted to approximately $900,000 compared to cash provided by financing activities of approximately $389,000 in the same period of 2016. The primary financing source of cash in the first three months of 2017 was cash advances of $932,000 from a related party stockholder. During the first quarter of 2017, the Company made payments totaling $30,000 to the holder of a convertible promissory note, of which $27,420 was applied to reduce the principal amount of the note to a balance of $72,580. Under the amended terms of this note, the Company is obligated to make additional payments of $10,000 per month until the note is repaid in full.

Going Concern and Management’s Plans

The accompanying condensed consolidated financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As discussed in NOTE 4 to the accompanying March 31, 2017 condensed consolidated financial statements, we have not established an ongoing source of revenue sufficient to cover operating expenses and have incurred net losses from operations since our inception. These losses with the associated substantial accumulated deficit raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued. As a result, the Company’s independent registered public accounting firm, in their report dated March 31, 2017, included an emphasis-of-matter paragraph with respect to our financial statements for the fiscal year ended December 31, 2016, expressing uncertainty regarding the Company’s assumption that it will continue as a going concern. The accompanying March 31, 2017 condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustment that might be necessary should the Company be unable to continue as a going concern. Management believes that the Company’s ability to continue as a going concern will be dependent on its ability to raise additional capital and/or generate significant sales growth in the short term and resolve the legal matters described in Part II, Item 1 Legal Proceedings of this Quarterly Report on Form 10-Q. The Company’s ability to achieve these objectives cannot be determined at this time. Management’s plans in regard to these matters are described in NOTE 4 to the accompanying March 31, 2017 condensed consolidated financial statements. If the Company is unable to raise additional capital and/or generate significant sales growth in the near term, there is a risk that the Company could default on debt maturing during 2017. Further, the Company is currently in default on notes that matured in April 2017; however, the Company is currently in discussions with the noteholder to extend the maturity date but there can be no assurances that the noteholder will not elect to exercise his default remedies under the notes. The Company does not currently have sufficient liquidity to repay the indebtedness. While the Company does not expect the noteholder to accelerate the indebtedness, the noteholder may do so at any time, or may initiate foreclosure actions, or seek any other remedies permitted by the terms of the notes and applicable law. Should the holders of the Company’s indebtedness seek to accelerate the indebtedness upon an event of default, the Company could be required to discontinue or significantly reduce the scope of its operations if no other means of financing its operations are or become available.

Off-Balance Sheet Arrangements

As of March 31, 2017, we did not have any material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Contractual Obligations

As a smaller reporting company, as defined in Rule 12b-2 of the United States Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are not required to provide the information required by this item.

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

Stock-based compensation

The Company uses the Black-Scholes model to estimate the value of options and warrants issued to employees and consultants as compensation for services rendered to the Company. This model uses estimates of volatility, risk free interest rate and the expected term of the options or warrants, along with the current market price of the underlying stock, to estimate the value of the options and warrants on the date of grant. In addition, the calculation of compensation costs requires that the Company estimate the number of awards that will be forfeited during the vesting period. The fair value of the stock-based awards is amortized over the vesting period of the awards. For stock-based awards that vest based on performance conditions, expense is recognized when it is probable that the conditions will be met. There were no options granted by the Company during the three month periods ended March 31, 2017 or 2016.

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

Recent Accounting Pronouncements

See NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES to the condensed consolidated financial statements included in this Report on Form 10-Q for a detailed description of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered in this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2017, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In May 2016, the Company, AEWS and AbTech received letters from the New York State Joint Commission on Public Ethics (“JCOPE”) asking for a written response to allegations constituting potential violations of lobbying laws in the state of New York. The Company’s legal counsel provided a written response to JCOPE on May 31, 2016, wherein they presented the Company’s position that it has consistently complied with all applicable lobbying laws. On August 15, 2016, JCOPE issued notices to the Company, AbTech and AEWS that JCOPE had decided to commence an investigation to determine whether a substantial basis exists to conclude that the Company knowingly and willfully violated lobbying laws in the state of New York. The Company intends to defend its position that it has consistently complied with all applicable lobbying laws and is working with JCOPE to resolve this matter. However, it is not clear at this time how the matter will ultimately be resolved.

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

As of March 31, 2017, the Company had incurred approximately $2,752,000 in legal fees and other costs related to the matters described above, including approximately $694,000 incurred during the three months ended March 31, 2017. The Company cannot estimate at this time the cost of additional legal representation in resolving the SEC investigation, the JCOPE investigation or pursuing legal action pursuant to the Stockholder Proposal.

The Company has filed a claim for coverage for some of these legal fees under a liability insurance policy. The insurer denied the claim and the Company engaged legal counsel to dispute the insurer’s denial of the claim. In an attempt to reach a settlement with the insurer regarding this claim, a mediation hearing was held in April 2016. This mediation concluded with no resolution of the matter and, therefore, on July 11, 2016, the Company filed a formal complaint against the insurer in the United States District Court for the Southern District of New York. In December 2016, the insurer remitted a payment to the Company of $465,187 for a portion of the claim that it determined to be covered by the policy. These proceeds were offset against other legal expenses in the fourth quarter of 2016 and were included in selling general and administrative operating expenses for that period. The Company is currently in discussions with the insurer in an attempt to settle the balance of the claim and ongoing legal fees incurred in these matters. However, the ultimate outcome of this claim cannot be determined at this time.

Item 1A. Risk Factors.

As a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

As of April 30, 2017, there were three outstanding promissory notes payable with an aggregate principal amount of $1,000,000 that were in technical default due to the fact that they were not repaid prior to their extended maturity dates. However, the noteholder has not declared an event of default. Subsequent to April 30, 2017, the Company was in discussions with the holder of these notes to further extend the maturity dates although there can be no assurance that such discussions will result in an extension of the maturity dates of the notes or that the noteholder will not elect to exercise his default remedies under the notes. The Company does not currently have sufficient liquidity to repay the indebtedness. While the Company does not expect the noteholder to accelerate the indebtedness, the noteholder may do so at any time, or may initiate foreclosure actions, or seek any other remedies permitted by the terms of the notes and applicable law. Should the holders of the Company’s indebtedness seek to accelerate the indebtedness upon an event of default, the Company could be required to discontinue or significantly reduce the scope of its operations if no other means of financing its operations are or become available.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During 2017, an investor, considered to be a related party because it has a beneficial ownership interest in the Company of greater than 5%, provided short-term funding to the Company as follows:

Date	Amount
1/13/2017	$160,000
1/26/2017	136,000
2/9/2017	158,000
2/24/2017	153,000
3/9/2017	158,000
3/23/2017	167,000
4/6/2017	151,000
4/21/2017	155,000
5/4/2017	158,000
Total	$1,396,000

The terms for these funded amounts have not yet been determined and as of May 12, 2017, no financing agreement had been entered into by the Company with this investor regarding the funded amounts. As soon as the parties execute definitive agreements regarding the foregoing, the Company intends to make the appropriate filing with disclosures of the related agreement terms.

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

ABTECH HOLDINGS, INC.
(Registrant)

Date: May 15, 2017	By:	/s/ Glenn R. Rink
Glenn R. Rink
Chief Executive Officer, President, and Director

Date: May 15, 2017	By:	/s/ Lane J. Castleton
Lane J. Castleton
Chief Accounting Officer, Chief Financial Officer, Vice President and Treasurer

