Form 10-Q
period 2017-06-30
Abtech Holdings, Inc.
filed 2017-08-14
CIK 1405858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 11, 2017
Common stock, $.001 par value	501,678,288

ABTECH HOLDINGS, INC.

FORM 10-Q

June 30, 2017

Certifications
Exhibit 31.1
Exhibit 31.2
Exhibit 32

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements regarding the Company within the meaning of Section 27A of the United States Securities Act of 1933, as amended, and Section 21E of the United States Securities Exchange Act of 1934, as amended, that involve many risks and uncertainties. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, expectations regarding the acceleration of our indebtedness, and other forward-looking statements included in this report. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “would,” “could,” “confident,” “forecast,” “hope,” “likely,” “plan,” “possible,” “potential,” “predict,” “project,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” “future,” “ongoing,” or similar terms, variations of such terms or the negative of such terms. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions concerning, among others, capital expenditures, earnings, litigation, regulatory matters, liquidity and capital resources, and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we operate, results of litigation, and other circumstances affecting anticipated revenues and costs, and the risk factors set forth under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on March 31, 2017.

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

Explanatory Note

As used in this Quarterly Report on Form 10-Q, “we,” “us,” “our,” “ABHD” and the “Company” refer to Abtech Holdings, Inc.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The December 31, 2016 consolidated balance sheet included in this Quarterly Report on Form 10-Q was derived from audited financial statements but does not include all disclosures required by GAAP. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six-month and three-month periods ended June 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017. For further information, refer to the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ABTECH HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2017 (Unaudited)	December 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$96,468	$84,415
Accounts receivable – trade, net	29,085	45,842
Inventories, net	355,904	342,117
Prepaid expenses and other current assets	20,476	24,373
Total current assets	501,933	496,747

Fixed assets, net	113,063	44,406
Security deposits	28,402	28,402
Total assets	$643,398	$569,555

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities
Accounts payable	$1,290,219	$1,402,777
Accounts payable – related party	4,602	1,101
Loans from stockholders	9,000	9,000
Bank line of credit	77,108	82,870
Notes payable, net of discounts	250,000	250,000
Convertible promissory notes	794,319	850,000
Due to investors – related party	5,713,000	3,731,000
Capital lease obligation – current portion	12,172	-
Accrued interest payable	633,401	364,080
Accrued expenses	375,307	339,732
Total current liabilities	9,159,128	7,030,560

Due to related party	68,568	71,949
Capital lease obligation – noncurrent portion	40,060	-
Total liabilities	9,267,756	7,102,509

Commitments and contingencies

Stockholders’ equity (deficiency)
Common stock, $0.001 par value; 800,000,000 authorized shares; 501,678,288 shares issued and outstanding at June 30, 2017 and December 31, 2016	501,678	501,678
Additional paid-in capital	61,059,271	61,050,271
Non-controlling interest	(4,453,475)	(4,197,807)
Accumulated deficit	(65,731,832)	(63,887,096)
Total stockholders’ equity (deficiency)	(8,624,358)	(6,532,954)
Total liabilities and stockholders’ equity (deficiency)	$643,398	$569,555

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABTECH HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months ended June 30		Six Months ended June 30
	2017	2016	2017	2016
Net revenues	$88,048	$64,027	$194,610	$106,664
Cost of revenues	88,720	88,421	197,937	165,779
Gross profit (loss)	(672)	(24,394)	(3,327)	(59,115)
Selling, general and administrative expenses	10,115	992,796	1,378,208	2,079,336
Research and development expenses	241,245	349,277	440,876	686,913
Gain on disposal of fixed assets	(5,552)	-	(5,552)	-
Operating loss	(246,480)	(1,366,467)	(1,816,859)	(2,825,364)
Interest expense	(154,242)	(48,151)	(283,545)	(72,809)
Loss before income taxes	(400,722)	(1,414,618)	(2,100,404)	(2,898,173)
Provision for income taxes	-	-	-	-
Net loss	(400,722)	(1,414,618)	(2,100,404)	(2,898,173)
Net loss attributable to non-controlling interest	(25,566)	(189,244)	(255,668)	(391,618)
Net loss attributable to controlling interest	$(375,156)	$(1,225,374)	$(1,844,736)	$(2,506,555)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and diluted weighted average number of shares outstanding	501,678,288	501,678,288	501,678,288	501,678,288

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABTECH HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30,

	2017	2016
Operating Activities
Net loss	$(2,100,404)	$(2,898,173)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	6,161	6,186
Stock-based compensation expense	9,000	13,704
Gain on sale of fixed assets	(5,552)	-
Changes in operating assets and liabilities:
Accounts receivable	16,757	76,298
Inventories	(13,787)	20,426
Prepaid expenses and other current assets	3,897	5,238
Accounts payable	(109,057)	621,908
Customer deposits	-	5,097
Accrued interest payable	269,321	64,299
Accrued expenses	35,575	127,194
Net cash used in operating activities	(1,888,089)	(1,957,823)

Investing Activities
Purchases of fixed assets	(25,095)	(1,988)
Proceeds from sale of fixed assets	10,000	-
Net cash used in investing activities	(15,095)	(1,988)

Financing Activities
Proceeds from due to investors – related party	1,982,000	1,300,000
Draws on bank line of credit	-	90,000
Repayments on bank line of credit	(5,762)	(1,950)
Repayments on convertible promissory notes	(55,681)	-
Repayments under capital lease obligation	(1,939)	-
Decrease in due to related party	(3,381)	(3,216)
Net cash provided by financing activities	1,915,237	1,384,834

Net change in cash and cash equivalents	12,053	(574,977)
Cash and cash equivalents at beginning of period	84,415	682,860
Cash and cash equivalents at end of period	$96,468	$107,883

Supplemental cash flow information:
Cash paid for interest	$12,599	$7,765
Cash paid for income taxes	$-	$-
Non-cash investing and financing activities:
Transfer of deposit to fixed assets	$-	$5,538
Fixed asset purchased with a capital lease	$54,171	$-

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

In 2012, the Company formed a subsidiary, AEWS Engineering, LLC (“AEWS”), an independent civil and environmental engineering firm, established to provide engineering and technology innovation to the water infrastructure sector. AEWS is a wholly owned subsidiary of the Company and the operations of AEWS for the periods reflected in these condensed consolidated financial statements are allocated 100% to the Company. The operations of AEWS, which focused on new business development activities, were transferred to AbTech in 2015 and as of June 30, 2017, AEWS was dormant. AEWS’s office, located in Raleigh, North Carolina, was closed at the end of April 2017.

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

The condensed consolidated financial statements as of June 30, 2017 and for the three and six months ended June 30, 2017 and 2016 are unaudited and, in the opinion of the Company’s management, include all adjustments necessary for a fair presentation of such condensed consolidated financial statements. Such adjustments are of a normal recurring nature.

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

Net Loss Per Share – Basic net loss per share is computed by dividing net loss attributable to controlling interests by the weighted average number of shares of common stock outstanding during the period. The Company has other potentially dilutive securities outstanding that are not shown in a diluted net loss per share calculation because their effect in both 2017 and 2016 would be anti-dilutive. The following chart lists the securities as of June 30, 2017 and 2016 that were not included in the computation of diluted net loss per share because their effect would have been antidilutive:

	Common Shares
	June 30, 2017 Unaudited	June 30, 2016 Unaudited
Options to purchase common stock	3,547,240	5,082,810
Warrants to purchase common stock	9,359,051	13,692,311
Convertible promissory notes	2,637,905	1,252,948
Convertible preferred stock in AbTech	6,457,467	6,457,467
	22,001,663	26,485,536

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

In April 2015, the FASB issued ASU No. 2015-3, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” which provides that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. Previously, the Company has recognized such debt issuance costs as separate assets under the caption “deferred charges.” The Company has now adopted this new standard. However, its adoption had no impact on the condensed consolidated balance sheets.

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory,” which requires entities to measure most inventory “at the lower of cost and net realizable value.” Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The Company has now adopted this new standard prospectively for fiscal years beginning after December 15, 2016, and the adoption has not had a material effect on the Company’s measurement of inventory.

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

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments and affects all entities that hold financial assets or owe financial liabilities. The update takes effect for public entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the new standard and its potential impact on the Company’s condensed consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which, among other provisions, requires lessees to recognize lease assets and lease liabilities for those leases classified as operating leases under previous GAAP. Under this new provision, a lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years for public entities. The Company has various operating leases and expects that these amendments will significantly affect the manner in which such operating leases are presented in its consolidated financial statements. While the Company expects the amendment to have a minimal effect on the amount of operating expense recognized in the condensed consolidated statements of operations, the amendment will result in the Company including on its balance sheet a right to use asset and a corresponding liability for the lease payments due under operating leases in effect at the balance sheet dates.

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

NOTE 3 – INVENTORIES

The Company uses a perpetual inventory system and periodic physical test counts to determine inventory amounts at interim balance sheet dates. Inventories are stated at the lower of cost or net realizable value, with cost computed on an average cost method which approximates the first-in, first-out basis. Inventory consisted of the following:

	June 30, 2017 (Unaudited)	December 31, 2016
Raw materials	$121,528	$99,182
Work in process	262,771	279,045
Finished goods	34,605	26,890
Reserve for obsolescence	(63,000)	(63,000)
Total	$355,904	$342,117

NOTE 4 – GOING CONCERN

These unaudited condensed consolidated financial statements have been prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and has incurred net losses since its inception. These losses, with the associated substantial accumulated deficit, are a direct result of the Company’s product development activities, the costs of introducing its technologies to the market and pursuing market acceptance and, more recently, substantial legal expenses. In addition, the Company has a working capital deficit of approximately $8.7 million as of June 30, 2017, with approximately $7.4 million of debt and accrued interest that will become due in 2017. Realization of a major portion of the assets in the accompanying condensed consolidated balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financing requirements and the success of its future operations. The Company operates in a new, developing industry with a variety of competitors. These factors raise substantial doubt about the Company’s ability to continue as a going concern. As a result, the Company’s independent registered public accounting firm included an emphasis-of-matter paragraph with respect to the Company’s audited consolidated financial statements for the year ended December 31, 2016, expressing uncertainty regarding the Company’s assumption that it will continue as a going concern.

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

Financing. To date, the Company has financed its operations primarily with loans from shareholders, private placement financings and sales revenue. During the first half of 2017, the Company received $1,982,000 in cash advances from two of its major stockholders. Terms for these loans have not been formalized, however, the Company has treated the loans as debt accruing interest at 10% per annum. While it is possible that such loans will be converted into purchases of common stock of the Company, there is no assurance that such conversions will occur. In addition, there is no assurance such loans from these related parties will continue in the future.

Management believes that upon validation of its water treatment solutions for the stormwater, industrial and commercial markets, and with an improving economy, sales revenue can grow significantly, which would enable the Company to reverse its negative cash flow from operations and raise additional capital as needed to service debt and fund operations. However, there is no assurance that the Company’s overall efforts will be successful. If the Company is unable to generate significant sales growth in the near term and raise additional capital, there is a risk that the Company could default on debt maturing during 2017. There can be no assurance that noteholders will grant additional maturity date extensions or waive any default provisions of outstanding notes or that we will be able to timely refinance or repay such notes. Further, the Company is currently in default on notes that matured in April 2017; however, the Company is currently in discussions with the noteholder to extend the maturity date but there can be no assurances that the noteholder will not elect to exercise his default remedies under the notes. The Company does not currently have sufficient liquidity to repay the indebtedness. While the Company does not expect the noteholder to accelerate the indebtedness, the noteholder may do so at any time, or may initiate foreclosure actions, or seek any other remedies permitted by the terms of the notes and applicable law. Should the holders of the Company’s indebtedness seek to accelerate the indebtedness upon an event of default, the Company could be required to discontinue or significantly reduce the scope of its operations if no other means of financing its operations are or become available. Consequently, there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these financial statements are issued. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustment that might be necessary should the Company be unable to continue as a going concern.

NOTE 5 – RELATED PARTY TRANSACTIONS

Accounts payable, related party – At June 30, 2017 and December 31, 2016, “Accounts payable – related party” represents amounts owed to executives of the Company for travel expenses.

Accrued expenses – At June 30, 2017 and December 31, 2016, accrued expenses included $236,750 and $206,750, respectively, for fees due to directors of the Company for their services as directors.

Due to investors – In the first half of 2017, two investors considered to be related parties because they have beneficial ownership interest in the Company of greater than 5%, made cash advances to the Company totaling $1,982,000, as short-term loans. During 2016, these same related party investors made similar cash advances to the Company totaling $3,731,000. The specific terms of these loans have not yet been determined. However, the Company is accruing interest on these loans at a rate of 10% per annum, which accrued interest totaled approximately $377,000 at June 30, 2017 and $146,000 at December 31, 2016.

NOTE 6 – PROMISSORY NOTES AND OTHER DEBT

Information regarding the various promissory notes that were outstanding as of June 30, 2017 is set forth in the table below:

	Principal Amount	Interest Rate	Maturity Date	Conversion Rate
Current promissory notes
Secured, convertible note	$44,319	11.5%	11/15/17 (1)	$0.015
Secured note	250,000	11.5%	4/30/17 (2)	N/A
Unsecured, convertible note	250,000	6.5%	4/30/17 (2)	$0.53
Unsecured, convertible note	500,000	6.5%	4/30/17 (2)	$0.64
Total promissory notes	$1,044,319

(1)	On October 21, 2016, the Company and the holder of this note mutually agreed to amend the note by: (i) extending the maturity date from April 12, 2016 to October 31, 2017; (ii) continuing the interest rate at 11.5% per annum through the new maturity date; (iii) obligating the Company to make monthly payments on the note of $10,000 per month beginning in November 2016; and (iv) adding a conversion feature to the note that allows the note holder to convert the unpaid balance due under the note into shares of the Company’s common stock at a conversion rate of $0.032 per share.

On July 17, 2017, the Company and the holder of this note mutually agreed to further amend the note by: (a) extending the maturity date from October 31, 2017 to November 15, 2017; (b) granting to the holder of the note a right to convert the entire outstanding unpaid balance of the note, including any unpaid accrued interest thereon, into shares of the Company’s common stock at a conversion rate of $0.015 per share through November 15, 2017; and (c) tolling the Company’s obligation to make monthly payments on the note until after November 15, 2017, at which time, if the note has not been settled by conversion or otherwise, the maturity date will be further extended and the Company will resume making payments of $10,000 per month until the note is paid in full.

(2)	In March 2017, the Company and the holder of these notes mutually agreed to extend the maturity dates of these notes to April 30, 2017, thus curing the technical default of the notes that had occurred on the prior maturity dates of May 11, 2016 for the secured note and April 15, 2016 for the unsecured notes. As of June 30, 2017, these notes were once again in technical default and the Company is attempting to further extend the maturity dates. However, the Company gives no assurance that an agreement to extend such maturity dates will be achieved.

The convertible promissory notes are convertible into shares of the Company’s common stock at the indicated conversion rates. The secured notes have a security interest in all of the personal property and other assets of the Company. The note discounts resulting from warrants issued with the notes and any beneficial conversion features inherent in the convertible notes, were fully amortized prior to 2016.

Bank Line of Credit

The Company has a bank line of credit with a credit limit of $100,000. This line of credit has an annual interest rate of prime plus 6.75% and requires monthly payment of any interest due plus approximately 1% of the outstanding balance. At June 30, 2017 and December 31, 2016, the outstanding balance due on the bank line of credit was $77,108 and $82,870, respectively.

Due to Investors

The amount shown in the condensed consolidated balance sheets as due to investors represents short-terms loans made to the Company by related party investors (see NOTE 5 – RELATED PARTY TRANSACTIONS – Due to Investors). The terms of these loans have not yet been determined. However, the Company is accruing interest on the outstanding balance of the loans at the rate of 10% per annum.

NOTE 7 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, notes payable and convertible notes payable. It is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values, using level 3 inputs, based on their short maturities, or for long term debt, based on borrowing rates currently available to the Company for loans with similar terms and maturities. Gains and losses recognized on changes in fair value of financial instruments, if any, are reported in other income (expense) as gain (loss) on change in fair value. At June 30, 2017, the Company had no financial instruments outstanding that were estimated using level 1, level 2 or level 3 inputs, other than discussed above.

NOTE 8 – STOCKHOLDERS’ DEFICIENCY

The $9,000 increase in additional paid-in capital for the six months ended June 30, 2017 is attributable to stock based compensation for stock options vesting during the period.

There were no stock options or warrants granted during the six months ended June 30, 2017.

NOTE 9 – LITIGATION AND CONTINGENCIES

On May 28, 2015, the Company received a subpoena from the U.S. Securities and Exchange Commission (“SEC”) that stated that the staff of the SEC is conducting an investigation In the Matter of Abtech Holdings, Inc. (NY-9262).  Generally, the SEC’s subpoena asked for all documents, agreements, and communications concerning (i) the Company’s Contract for Services with Nassau County, New York, dated October 8, 2013; (ii) Adam Skelos, Dean Skelos, and their related entities; (iii) SLC Clean Water, LLC, Axiom, Glenwood Management, and a number of other listed individuals and entities; (iv) certain Board and Board committee minutes and related materials; (v) certain policies, procedures, and internal controls in effect at the Company; (vi) certain communications with the Company’s independent registered public accounting firm, transfer agent, potential and current investors, broker-dealers, investment advisors, and finders; and (vii) certain other organizational and financial account information of the Company.  The Company is cooperating with the SEC and has provided a substantial number of documents in response to the subpoena.  In 2016 and 2017, the SEC issued additional subpoenas to two officers, a director, a prior director and a prior employee of the Company pertaining to this investigation. The Company believes the SEC’s subpoenas are a result of the complaint announced on May 4, 2015 that was filed by federal authorities against Dean and Adam Skelos. That trial came to an end in December 2015 when both men were convicted of eight counts each, including fraud, bribery and extortion of three separate companies – one of which was the Company. The Company cooperated fully with the United States Attorney’s Office for the Southern District of New York throughout the Skelos investigation and trial, by providing documents and other evidence and having the Company’s president and CEO testify on behalf of the government at the trial. With the trial now concluded, the Company’s involvement in this matter has ended and the Department of Justice has confirmed to the Company that the Company and its subsidiaries are not the subject or target of any ongoing public corruption investigation. The Company and its officers and directors have continued to cooperate with the SEC in responding to the SEC subpoenas. We have not yet recorded a liability related to the cost of resolving this matter although we have incurred and recognized material compliance costs to date. At this time, no estimate of the possible loss or range of loss can be made. In the meantime, we are continuing to incur significant legal fees for compliance with the SEC subpoenas.

In May 2016, the Company, AEWS and AbTech received letters from the New York State Joint Commission on Public Ethics (“JCOPE”) asking for a written response to allegations constituting potential violations of lobbying laws in the state of New York. The Company’s legal counsel provided a written response to JCOPE on May 31, 2016, wherein they presented the Company’s position that it has consistently complied with all applicable lobbying laws. On August 15, 2016, JCOPE issued notices to the Company, AbTech and AEWS that JCOPE had decided to commence an investigation to determine whether a substantial basis exists to conclude that the Company violated lobbying laws in the state of New York. The Company intends to defend its position that it has consistently complied with all applicable lobbying laws and is working with JCOPE to resolve this matter. However, it is not clear at this time how the matter will ultimately be resolved.

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

As of June 30, 2017, the Company had incurred approximately $2,995,000 in legal fees and other costs related to the matters described above, including approximately $928,000 incurred during the six months ended June 30 2017. The Company cannot estimate at this time the cost of additional legal representation in resolving the SEC investigation, the JCOPE investigation or pursuing legal action pursuant to the Stockholder Proposal.

The Company has filed a claim for coverage for some of these legal fees under a liability insurance policy. The insurer denied the claim and the Company engaged legal counsel to dispute the insurer’s denial of the claim. In an attempt to reach a settlement with the insurer regarding this claim, a mediation hearing was held in April 2016. This mediation concluded with no resolution of the matter and, therefore, on July 11, 2016, the Company filed a formal complaint against the insurer in the United States District Court for the Southern District of New York. In December 2016, the insurer remitted a payment to the Company of $465,187 for a portion of the claim that the insurer determined to be covered by the policy. In the second quarter of 2017, the insurer remitted additional payments totaling $884,128 to the Company or directly to the law firms handling the SEC subpoenas that were issued to officers and directors of the Company in satisfaction of their legal fees. The payments made by the insurer were offset against other selling, general and administrative operating expenses in the periods in which such payments were received. The ultimate outcome of this claim cannot be determined at this time.

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to June 30, 2017, the Company received additional short-term funding of $464,000 from an investor considered to be a related party because it has a beneficial ownership interest in the Company of greater than 5%, bringing the total due to investors for these short-term loans in 2017 and 2016 to $6,177,000. The Company and the related party investors are currently working out the terms for these funded amounts (see NOTE 6 – PROMISSORY NOTES AND OTHER DEBT – Due to Investors).

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

Overview

Management is focused on establishing the Company as a reliable provider of water treatment solutions in the emerging markets for the treatment of stormwater, produced water and other industrial water applications. Abtech Holdings, Inc. (the “Company” or “ABHD”) is the parent holding company. Its subsidiary, AbTech Industries, Inc. (“AbTech”), is the operating company that manufactures and sells water treatment products, many of which incorporate its patented Smart Sponge technology. AEWS Engineering LLC (“AEWS”), a wholly owned subsidiary, has provided engineering services to assist government and industry in developing effective solutions to their specific water treatment needs. The operations of AEWS were transferred to AbTech in 2015 and AEWS is currently dormant. Environmental Security Corporation is also a dormant wholly owned subsidiary that holds a patent regarding a sensor array technology designed to detect impurities in water flows. This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based on the consolidated operations of ABHD and its subsidiaries.

The Company is incurring significant costs as it seeks to gain traction in its targeted water treatment markets and position itself with validated treatment solutions that, if accepted and adopted by the market, could greatly increase revenues in the future. The Company’s operations reflect limited historical sales revenue as the Company attempts to engage in those business development activities that management believes have the greatest opportunity to generate future revenues. Key factors affecting the Company’s results of operations during the periods covered in this section include revenues, cost of revenues, operating expenses and interest expense.

Results of Operations

We generate revenues by selling products and services related to the treatment of contaminated water so that such water can either be discharged or reused. All of our products sold in 2017 and 2016 include some form of Smart Sponge filtration media, which we manufacture, or are accessories used for the deployment of Smart Sponge products, such as diversion collars, vessels and containment cages. Our products include a variety of designs and sizes to effectively address many applications where water treatment is needed. Our revenue for the six-month period ended June 30, 2017 was comprised of the following:

Product	% of Revenue
Ultra-Urban Filters	55%
Smart Paks	20%
Accessories	11%
Skimmers	6%
Freight & other	5%
Filtration media	3%
Total	100%

We sell our products to distributors, contractors, original equipment manufacturers and end-users.

Comparison of the six months ended June 30, 2017 and 2016

Revenues

Revenues for the six months ended June 30, 2017 increased by $87,946, or 82%, compared to revenues in the same period of the prior year. The increase was due primarily to the Company’s first sale of Ultra-Urban® Filters containing a filtration media that combined Smart Sponge® polymer with the Company’s new licensed media for filtering heavy metals. The revenue from the sale of these products totaled approximately $43,000 in the first half of 2017, and there were no similar revenues recognized in the first half of 2016. The balance of the revenue increase in the first half of 2017 is attributed to a general increase in stormwater product sales. The Company has continued its redirected sales effort to focus more resources on non-stormwater applications of its products while continuing to support stormwater product sales through direct sales staff and through distributors in international markets. The Company’s redirected sales efforts did not have a significant impact on revenue in the first half of 2017 as most of the new opportunities being pursued have long lead times and involve the development and testing of new or modified products. All revenues recognized in the first half of 2017 were related to stormwater product applications.

For the six months ended June 30, 2017, our two largest customers were both contractors installing stormwater systems and accounted for 22%, and 6% of revenues, respectively.

As discussed in NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, the Company does not expect that the adoption of ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” will have a material impact on revenue when adopted in 2018 based on the types of contracts with customers currently in place.

Gross Margin

The Company’s gross margin on sales was negative (2)% for the six months ended June 30, 2017, compared to a gross margin on sales of negative (55)% for the same period of 2016. The negative gross margin in both years is the direct result of the costs of excess manufacturing capacity. The improved gross margin in 2017 reflects the increased sales level in that period and the corresponding increase in products manufactured which allowed the fixed manufacturing costs to be spread over a larger base of manufactured products. The Company’s manufacturing facility operated at less than 2% operating capacity for the six months ended June 30 in both 2017 and 2016. Going forward, the Company expects that gross margin percentages, quarter by quarter, could vary widely depending on the volume of product sales and the corresponding volume of product manufacturing. We do not currently have plans to reduce manufacturing capacity and we anticipate that the excess capacity will continue to adversely affect gross margins for the remainder of 2017.

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

Selling, general and administrative expenses

Selling, general and administrative expenses were $701,128 lower in the first half of 2017 than in the first half of 2016 due primarily to insurance proceeds received in 2017, which offset legal fees incurred by the Company in both 2017 and 2016 related to subpoenas issued by the SEC regarding its investigation In the Matter of Abtech Holdings, Inc. (NY-9262) (the “SEC Investigation”). These insurance reimbursements totaled approximately $884,000 in the first half of 2017. In 2017 and 2016 the Company incurred significant legal fees in responding to (i) a Federal investigation regarding the indictment, and subsequent trial, of New York State Senator Dean Skelos and his son, Adam Skelos (the “Federal Investigation”); (ii) the SEC Investigation, which has involved subpoenas to the Company, specific officers and directors of the Company and the independent accountants of the Company; (iii) an investigation by the New York State Joint Commission on Public Ethics regarding alleged violations of lobbying laws in the state of New York (the “JCOPE Investigation”); (iv) litigation with an insurance carrier regarding a claim for coverage of legal expenses incurred in the Federal Investigation and the SEC Investigation; and (v) legal analysis, conducted in response to a shareholder proposal approved by the Company’s stockholders at the May 13, 2016 Annual Meeting of Stockholders, to determine if the Company should pursue legal action to recover financial losses and damages related to the Federal Investigation. Fees for these matters totaled approximately $969,000 in the first half of 2017 and $570,000 in the first half of 2016. Excluding these legal expenses and corresponding reimbursements, other selling, general and administrative expenses were approximately $216,000 less in the first half of 2017 compared to the same period of 2016, due primarily to a $76,000 reduction in payroll and related benefits expenses, a $32,000 reduction in travel expenses, a $30,000 reduction in audit related costs and a $77,000 reduction in fees for members of the board and advisory board, consultants, public relations and investor relations. These expense reductions were partially offset by a $19,000 increase in other general legal expenses.

As discussed in NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, the Company does not expect the adoption of ASU No. 2016-02, “Leases (Topic 842),” or ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” to have a material impact on operating expenses upon adoption.

Research and development expenses

Research and development (“R&D”) expenses decreased by approximately $246,000, or 36%, for the six months ended June 30, 2017 as compared to the same period of the prior year. The reduced R&D expenses in 2017 were primarily attributable to a decrease of approximately $150,000 in payroll and related benefits expenses. R&D expenses in the first half of 2017 were also affected by a transfer to inventory of approximately $34,500 of expenses related to the production of the Company’s heavy metal filtration media. These costs were expensed in 2016 as part of an experimental production run of the new media. However, in 2017, after the produced media was thoroughly tested and evaluated, a portion of the material was determined to be market-ready and the related cost was transferred to inventory resulting in the R&D expenses related to this project being $69,000 less in the first half of 2017 than in the same period of 2016. The decrease in R&D expenses in 2017 was also attributable to a $22,000 reduction in field testing costs for a test that was concluded in 2016.

In the first half of 2017, the Company continued the development of its evaporator technology, intended for use in the treatment of produced water at oil and gas drilling sites. Expenses for this project, including consultant fees, totaled approximately $180,000 in the first half of 2017, compared to $160,000 in the first half of 2016. Costs for this project are expected to continue through 2017 as the Company continues its development efforts with this technology including further modifications and field testing of the prototype unit.

Other income (expense)

Interest expense increased to approximately $284,000 for the six months ended June 30, 2017 as compared to $73,000 for the same period of 2016 due to the increased amount of outstanding loans from investors accruing interest at a rate of 10% per annum.

Comparison of the three months ended June 30, 2017 and 2016

Revenues

Revenues for the three months ended June 30, 2017 increased by $24,021, or 38%, compared to revenues in the same period of the prior year. The increase was due to a general increase in the volume of stormwater product sales. The Company has continued its redirected sales effort to focus more resources on non-stormwater applications of its products while continuing to support stormwater product sales through direct sales staff and through distributors in international markets. The Company’s redirected sales efforts did not have a significant impact on revenue in the second quarter of 2017 as most of the new opportunities being pursued have long lead times and involve the development and testing of new or modified products. All revenues recognized in the second quarter of 2017 were related to stormwater product applications and no customers accounted for more than 10% of revenues for the quarter.

Gross Margin

The Company’s gross margin on sales was negative (1)% for the three months ended June 30, 2017, compared to a gross margin on sales of negative (38)% for the same period of 2016. The negative gross margin in both years is the direct result of the costs of excess manufacturing capacity. The improved gross margin in 2017 reflects the increased sales level in that period and the corresponding increase in products manufactured which allowed the fixed manufacturing costs to be spread over a larger base of manufactured products. The Company’s manufacturing facility operated at less than 2% operating capacity for the three months ended June 30 in both 2017 and 2016. Going forward, the Company expects that gross margin percentages, quarter by quarter, could vary widely depending on the volume of product sales and the corresponding volume of product manufacturing. We do not currently have plans to reduce manufacturing capacity and we anticipate that the excess capacity will continue to adversely affect gross margins for the remainder of 2017.

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

Selling, general and administrative expenses

Selling, general and administrative expenses were $982,681 lower in the second quarter of 2017 than in the second quarter of 2016 due primarily to insurance proceeds received in 2017, which offset legal fees incurred by the Company in both 2017 and 2016, related to subpoenas issued by the SEC regarding its investigation In the Matter of Abtech Holdings, Inc. (NY-9262) (the “SEC Investigation”). These insurance reimbursements totaled approximately $884,000 in the second quarter of 2017. In 2017 and 2016 the Company incurred significant legal fees in responding to (i) a Federal investigation regarding the indictment, and subsequent trial, of New York State Senator Dean Skelos and his son, Adam Skelos (the “Federal Investigation”); (ii) the SEC Investigation, which has involved subpoenas to the Company, specific officers and directors of the Company and the independent accountants of the Company; (iii) an investigation by the New York State Joint Commission on Public Ethics regarding alleged violations of lobbying laws in the state of New York (the “JCOPE Investigation”); (iv) litigation with an insurance carrier regarding a claim for coverage of legal expenses incurred in the Federal Investigation and the SEC Investigation; and (v) legal analysis, conducted in response to a shareholder proposal approved by the Company’s stockholders at the May 13, 2016 Annual Meeting of Stockholders, to determine if the Company should pursue legal action to recover financial losses and damages related to the Federal Investigation. Fees for these matters totaled approximately $253,000 in the second quarter of 2017 and $283,000 in the second quarter of 2016. Excluding these legal expenses and corresponding reimbursements, other selling, general and administrative expenses were approximately $69,000 less in the second quarter of 2017 compared to the same period of 2016, due primarily to a $12,000 reduction in payroll and related benefit expenses, a $16,000 reduction in travel expenses, a $21,000 reduction in audit related costs and a $42,000 reduction in fees for members of the board and advisory board, consultants, public relations and investor relations. These expense reductions were partially offset by a $15,000 increase in other general legal expenses.

Research and development

R&D expenses decreased by approximately $108,000, or 31%, for the three months ended June 30, 2017 as compared to the same period of the prior year. The reduction in R&D expenses in 2017 was primarily attributable to a decrease of approximately $85,000 in payroll and related benefits expenses. In addition, R&D expenses in the second quarter of 2016 included approximately $36,000 of expenses related to a trial production run of the Company’s heavy metal filtration media. There were no similar costs in the second quarter of 2017. The decrease in R&D expenses in the second quarter of 2017 was also attributable to a $17,000 reduction in field testing costs for a test that was concluded in 2016.

In the second quarter of 2017, the Company continued the development of its evaporator technology, intended for use in the treatment of produced water at oil and gas drilling sites. Expenses for this project, including consultant fees, totaled approximately $116,000 in the second quarter of 2017, compared to $51,000 in the second quarter of 2016. Costs for this project are expected to continue through 2017 as the Company continues its development efforts with this technology, which includes further modifications and field testing of the prototype unit.

Other income (expense)

Interest expense increased to approximately $154,000 for the three months ended June 30, 2017 as compared to $48,000 for the same period of 2016 due to the increased amount of outstanding loans from investors accruing interest at a rate of 10% per annum.

Liquidity and Capital Resources

Liquidity

As of June 30, 2017, the Company had a working capital deficiency of approximately $8,657,000 compared to a working capital deficit of approximately $6,534,000 at December 31, 2016. The increased working capital deficiency is primarily attributable to the use of cash for operations during the six months ended June 30, 2017, and the additional short-term debt funding of $1,982,000 from two related party investors during the period. The Company’s cash balance was $96,468 at June 30, 2017 compared to $84,415 at December 31, 2016. This cash balance represents less than one month of the Company’s historical monthly cash used for operations and evidences the Company’s need to raise additional capital in the immediate short-term.

To date, the Company has not generated sufficient revenue to cover its operating costs and expenses and continues to operate with negative cash flow. While we hope to achieve sales growth sufficient to cover operating costs and expenses over the long-term, continued negative cash flow from operations is expected in the short-term. The Company will require additional capital to maintain current operations until the Company achieves the sales growth necessary to cover operating costs and expenses. The Company also has approximately $7,400,000 of short term debt, including accrued interest, which will need to be repaid, extended or refinanced by the Company during 2017. In addition, rapid sales growth may require the Company to enter into working capital financing arrangements. The Company has no such financing commitments in place and can provide no assurance that such a commitment can be obtained on reasonable terms, if at all. For a further discussion of management’s planned course of action to remedy the current deficiency in liquidity, see “Going Concern and Management’s Plans,” later in this section. Operations in the first half of 2017 were primarily funded with related party loans of $1,982,000.

The Company has a bank line of credit with a credit limit of $100,000. The line of credit has an annual interest rate of prime plus 6.75% and requires monthly payment of any interest due plus approximately 1% of the outstanding balance. At June 30, 2017 the outstanding balance due on the bank line of credit was $77,108 and the effective interest rate was 11% per annum.

Comparison of cash flows for the six months ended June 30, 2017 and 2016

Operating Activities

The Company had negative cash flows from operations for the six months ended June 30, 2017 of approximately $1,888,000 compared to negative cash flows from operations of approximately $1,958,000 for the same period of the prior year. The amount of cash used in operations for the first half of 2017 was approximately $212,000 less than the net loss for the same period of 2016 due primarily to an increase of approximately $269,000 in accrued interest and $36,000 in accrued expenses during the period. The first half of 2017 was also favorably impacted by the insurance proceeds of $884,000 which were applied against the legal fees outstanding and resulted in a net reduction of accounts payable during the first half of 2017 of approximately $109,000. The amount of cash used in operations for the first six months of 2016 was approximately $940,000 less than the net loss for the same period due primarily to a $622,000 increase in payables, largely attributable to legal fees, a $191,000 increase in accrued interest and accrued expenses and a $76,000 reduction in outstanding accounts receivable during the period.

Investing Activities

The Company had $25,095 of capital expenditures for the six months ended June 30, 2017, for the purchase of equipment to manufacture the Company’s newly developed heavy metals media, which was partially offset by proceeds of $10,000 from the sale of fixed assets. Capital expenditures for the same period of 2016 totaled $1,988. As of June 30, 2017, the Company had no commitments for any material future capital expenditures although it intends to make additional capital expenditures for manufacturing equipment as needed for the manufacture of the heavy metals media.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2017 amounted to approximately $1,915,000, compared to cash provided by financing activities of approximately $1,385,000 in the same period of 2016. The primary financing source of cash in the first half of 2017 and 2016 was cash advances from two related party stockholders totaling $1,982,000 and $1,300,000 in 2017 and 2016, respectively. In addition, the Company entered into a new capital lease for approximately $54,000 in the second quarter of 2017, which was used to finance the purchase of equipment that will allow the Company to bring in-house certain manufacturing processes previously outsourced, as a cost-saving measure. During the first half of 2017, the Company made payments totaling $60,000 to the holder of a convertible promissory note, of which $55,681 was applied to reduce the principal amount of the note to a balance of $44,319 at June 30, 2017. Under amended terms of this note, the Company will not be obligated to make additional monthly payments on this note until December 15, 2017, provided the note remains outstanding as of that date. In 2016 the Company made draws on its bank line of credit totaling $90,000 and in 2017 and 2016 made repayments of principal on the bank line of credit of $5,762 and $1,950, respectively.

Going Concern and Management’s Plans

The accompanying condensed consolidated financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As discussed in NOTE 4 to the accompanying June 30, 2017 condensed consolidated financial statements, we have not established an ongoing source of revenue sufficient to cover operating expenses and have incurred net losses from operations since our inception. These losses with the associated substantial accumulated deficit raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued. As a result, the Company’s independent registered public accounting firm, in their report dated March 31, 2017, included an emphasis-of-matter paragraph with respect to our financial statements for the fiscal year ended December 31, 2016, expressing uncertainty regarding the Company’s assumption that it will continue as a going concern. The accompanying June 30, 2017 condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustment that might be necessary should the Company be unable to continue as a going concern. Management believes that the Company’s ability to continue as a going concern will be dependent on its ability to raise additional capital and/or generate significant sales growth in the short term and resolve the legal matters described in Part II, Item 1 Legal Proceedings of this Quarterly Report on Form 10-Q. The Company’s ability to achieve these objectives cannot be determined at this time. Management’s plans in regard to these matters are described in NOTE 4 to the accompanying June 30, 2017 condensed consolidated financial statements. If the Company is unable to raise additional capital and/or generate significant sales growth in the near term, there is a risk that the Company could default on debt maturing during 2017. Further, the Company is currently in default on notes that matured in April 2017; however, the Company is currently in discussions with the noteholder to extend the maturity date but there can be no assurances that the noteholder will not elect to exercise his default remedies under the notes. The Company does not currently have sufficient liquidity to repay the indebtedness. While the Company does not expect the noteholder to accelerate the indebtedness, the noteholder may do so at any time, or may initiate foreclosure actions, or seek any other remedies permitted by the terms of the notes and applicable law. Should the holders of the Company’s indebtedness seek to accelerate the indebtedness upon an event of default, the Company could be required to discontinue or significantly reduce the scope of its operations if no other means of financing its operations are or become available.

Off-Balance Sheet Arrangements

As of June 30, 2017, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, that have or are reasonably likely to have a current or future effect on financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contractual Obligations

As a smaller reporting company, as defined in Rule 12b-2 of the United States Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are not required to provide the information required by this item.

Critical Accounting Policies and Estimates

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on the Company’s condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates and judgments. Management bases the estimates on historical experience and on various other factors that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. For any given individual estimate or assumption we make, it is possible that other people applying reasonable judgment to the same facts and circumstances could develop different estimates. Actual results may materially differ from these estimates under different assumptions or conditions.

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

Stock-based compensation

The Company uses the Black-Scholes model to estimate the value of options and warrants issued to employees and consultants as compensation for services rendered to the Company. This model uses estimates of volatility, risk free interest rate and the expected term of the options or warrants, along with the current market price of the underlying stock, to estimate the value of the options and warrants on the date of grant. In addition, the calculation of compensation costs requires that the Company estimate the number of awards that will be forfeited during the vesting period. The fair value of the stock-based awards is amortized over the vesting period of the awards. For stock-based awards that vest based on performance conditions, expense is recognized when it is probable that the conditions will be met. There were no options granted by the Company during the six month periods ended June 30, 2017 or 2016.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2017, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On May 28, 2015, the Company received a subpoena from the U.S. Securities and Exchange Commission (“SEC”) that stated that the staff of the SEC is conducting an investigation In the Matter of Abtech Holdings, Inc. (NY-9262).  Generally, the SEC’s subpoena asked for all documents, agreements, and communications concerning (i) the Company’s Contract for Services with Nassau County, New York, dated October 8, 2013; (ii) Adam Skelos, Dean Skelos, and their related entities; (iii) SLC Clean Water, LLC, Axiom, Glenwood Management, and a number of other listed individuals and entities; (iv) certain Board and Board committee minutes and related materials; (v) certain policies, procedures, and internal controls in effect at the Company; (vi) certain communications with the Company’s independent registered public accounting firm, transfer agent, potential and current investors, broker-dealers, investment advisors, and finders; and (vii) certain other organizational and financial account information of the Company.  The Company is cooperating with the SEC and has provided a substantial number of documents in response to the subpoena.  In 2016 and 2017, the SEC issued additional subpoenas to two officers, a director, a prior director and a prior employee of the Company pertaining to this investigation. The Company believes the SEC’s subpoenas are a result of the complaint announced on May 4, 2015 that was filed by federal authorities against Dean and Adam Skelos. That trial came to an end in December 2015 when both men were convicted of eight counts each, including fraud, bribery and extortion of three separate companies – one of which was the Company. The Company cooperated fully with the United States Attorney’s Office for the Southern District of New York throughout the Skelos investigation and trial, by providing documents and other evidence and having the Company’s president and CEO testify on behalf of the government at the trial. With the trial now concluded, the Company’s involvement in this matter has ended and the Department of Justice has confirmed to the Company that the Company and its subsidiaries are not the subject or target of any ongoing public corruption investigation. The Company and its officers and directors have continued to cooperate with the SEC in responding to the SEC subpoenas. We have not yet recorded a liability related to the cost of resolving this matter although we have incurred and recognized material compliance costs to date. At this time, no estimate of the possible loss or range of loss can be made. In the meantime, we are continuing to incur significant legal fees for compliance with the SEC subpoenas.

In May 2016, the Company, AEWS and AbTech received letters from the New York State Joint Commission on Public Ethics (“JCOPE”) asking for a written response to allegations constituting potential violations of lobbying laws in the state of New York. The Company’s legal counsel provided a written response to JCOPE on May 31, 2016, wherein they presented the Company’s position that it has consistently complied with all applicable lobbying laws. On August 15, 2016, JCOPE issued notices to the Company, AbTech and AEWS that JCOPE had decided to commence an investigation to determine whether a substantial basis exists to conclude that the Company violated lobbying laws in the state of New York. The Company intends to defend its position that it has consistently complied with all applicable lobbying laws and is working with JCOPE to resolve this matter. However, it is not clear at this time how the matter will ultimately be resolved.

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

As of June 30, 2017, the Company had incurred approximately $2,995,000 in legal fees and other costs related to the matters described above, including approximately $928,000 incurred during the six months ended June 30 2017. The Company cannot estimate at this time the cost of additional legal representation in resolving the SEC investigation, the JCOPE investigation or pursuing legal action pursuant to the Stockholder Proposal.

The Company has filed a claim for coverage for some of these legal fees under a liability insurance policy. The insurer denied the claim and the Company engaged legal counsel to dispute the insurer’s denial of the claim. In an attempt to reach a settlement with the insurer regarding this claim, a mediation was held in April 2016. This mediation concluded with no resolution of the matter and, therefore, on July 11, 2016, the Company filed a formal complaint against the insurer in the United States District Court for the Southern District of New York. In December 2016, the insurer remitted a payment to the Company of $465,187 for a portion of the claim that the insurer determined to be covered by the policy. In the second quarter of 2017, the insurer remitted additional payments totaling $884,128 to the Company or directly to the law firms handling the SEC subpoenas that were issued to officers and directors of the Company in satisfaction of their legal fees. The payments made by the insurer were offset against other selling, general and administrative operating expenses in the periods in which such payments were received. The ultimate outcome of this claim cannot be determined at this time.

Item 1A. Risk Factors.

As a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item.

In addition to the risk factor below and other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

We are presently in technical default under three promissory notes for not repaying the obligations owed thereunder prior to maturity. Should the holders of such notes pursue collection or any other remedies to which they are entitled, this would be expected to have a material adverse effect on our operations.

As of June 30, 2017, we were in default under three promissory notes payable with an aggregate principal amount of $1,000,000 outstanding for failure to repay the obligations thereunder prior to maturity. We currently do not have sufficient liquidity, including cash on hand, to repay this indebtedness. While the Company does not expect the noteholder to accelerate the indebtedness, the noteholder may do so at any time, or may initiate foreclosure actions, or seek any other remedies permitted by the terms of the notes and applicable law. There can be no assurances that the noteholder will not accelerate. We are currently in discussions to extend the maturity date and have the event of default waived, however, there can be no assurances. Should the debtholder seek to accelerate the indebtedness, the Company could be required to discontinue or significantly reduce the scope of its operations if no other means of financing or refinancing are available. Such acceleration of the indebtedness could have a material adverse effect on our operations and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

As of June 30, 2017, there were three outstanding promissory notes payable with an aggregate principal amount of $1,000,000 and interest accrued thereon of $255,421 that were in technical default due to the fact that they were not repaid prior to their extended April 30, 2017 maturity dates. However, the noteholder has not declared an event of default. Subsequent to April 30, 2017, the Company was in discussions with the holder of these notes to further extend the maturity dates although there can be no assurance that such discussions will result in an extension of the maturity dates of the notes or that the noteholder will not elect to exercise his default remedies under the notes. The Company does not currently have sufficient liquidity to repay the indebtedness. While the Company does not expect the noteholder to accelerate the indebtedness, the noteholder may do so at any time, or may initiate foreclosure actions, or seek any other remedies permitted by the terms of the notes and applicable law. Should the holders of the Company’s indebtedness seek to accelerate the indebtedness upon an event of default, the Company could be required to discontinue or significantly reduce the scope of its operations if no other means of financing its operations are or become available.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During 2017, two investors, considered to be related parties because they have a beneficial ownership interest in the Company of greater than 5%, provided short-term funding to the Company as follows:

Date	Amount
1/13/2017	$160,000
1/26/2017	136,000
2/9/2017	158,000
2/24/2017	153,000
3/9/2017	158,000
3/23/2017	167,000
4/6/2017	151,000
4/21/2017	155,000
5/4/2017	158,000
5/18/17	126,000
6/2/17	142,000
6/14/17	159,000
6/29/17	159,000
7/13/17	149,000
7/27/17	156,000
8/9/17	159,000
Total	$2,446,000

The terms for these funded amounts have not yet been determined and as of August 11, 2017, no financing agreement had been entered into by the Company with these investors regarding the funded amounts. As soon as the parties execute definitive agreements regarding the foregoing, the Company intends to make the appropriate filing with disclosures of the related agreement terms.

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
24

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABTECH HOLDINGS, INC.
(Registrant)

Date: August 14, 2017	By:	/s/ Glenn R. Rink
Glenn R. Rink
Chief Executive Officer, President, and Director

Date: August 14, 2017	By:	/s/ Lane J. Castleton
Lane J. Castleton
Chief Accounting Officer, Chief Financial Officer, Vice President and Treasurer

