Form 10-Q
period 2017-09-30
Abtech Holdings, Inc.
filed 2017-11-14
CIK 1405858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 13, 2017
Common stock, $.001 par value	501,678,288

ABTECH HOLDINGS, INC.

FORM 10-Q

September 30, 2017

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements regarding the Company within the meaning of Section 27A of the United States Securities Act of 1933, as amended, and Section 21E of the United States Securities Exchange Act of 1934, as amended, that involve many risks and uncertainties. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, expectations regarding the acceleration of our indebtedness, and other forward-looking statements included in this report. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “would,” “could,” “confident,” “forecast,” “hope,” “likely,” “plan,” “possible,” “potential,” “predict,” “project,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” “future,” “ongoing,” or similar terms, variations of such terms or the negative of such terms. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions concerning, among others, capital expenditures, earnings, litigation, regulatory matters, liquidity and capital resources, and accounting matters. Some factors that could cause actual results to differ materially from those anticipated include, among others, future economic conditions, including changes in economic conditions in the markets in which we operate; changes in consumer demand; risks associated with our capital structure, including our ability to access necessary funding or generate sufficient sales growth to generate sufficient operating cash flow to meet our debt service obligations and operating needs; difficulties in successfully executing our growth initiatives; the effects of competition in the markets in which we operate; control of costs and expenses; risks associated with our indebtedness, including our ability to manage liquidity needs and to comply with the terms of our indebtedness; legislative, regulatory and competitive developments in markets in which we operate; results of pending litigation and present and possible future claims, litigation or enforcement actions or investigations; and other circumstances and risks affecting anticipated revenues and costs, and the risk factors set forth under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on March 31, 2017.

YOU SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD LOOKING STATEMENTS

The forward-looking statements made in this Quarterly Report relate only to events or information as of the date on which the statements are made in this Quarterly Report. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, changes in assumptions or otherwise, after the date on which the statements are made or to reflect the occurrence of unanticipated events. You should read this Quarterly Report and the documents that we reference in this Quarterly Report, including documents referenced by incorporation, completely and with the understanding that our actual future results may be materially different from what we expect or hope.

Explanatory Note

As used in this Quarterly Report, “we,” “us,” “our,” “ABHD” and the “Company” refer to Abtech Holdings, Inc.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The December 31, 2016 consolidated balance sheet included in this Quarterly Report was derived from audited financial statements but does not include all disclosures required by GAAP. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine-month and three-month periods ended September 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017. For further information, refer to the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ABTECH HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2017 (Unaudited)	December 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$44,651	$84,415
Accounts receivable – trade, net	249,820	45,842
Inventories, net	330,754	342,117
Prepaid expenses and other current assets	25,293	24,373
Total current assets	650,518	496,747

Fixed assets, net	133,806	44,406
Security deposits	17,977	28,402
Total assets	$802,301	$569,555

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities
Accounts payable	$1,297,033	$1,402,777
Accounts payable – related party	3,283	1,101
Loans from stockholders	9,000	9,000
Bank line of credit	71,725	82,870
Notes payable, net of discounts	250,000	250,000
Convertible promissory notes	794,546	850,000
Due to investors – related party	6,639,000	3,731,000
Capital lease obligation – current portion	12,409	-
Accrued interest payable	809,208	364,080
Accrued expenses	420,661	339,732
Total current liabilities	10,306,865	7,030,560

Due to related party	66,868	71,949
Capital lease obligation – noncurrent portion	36,867	-
Total liabilities	10,410,600	7,102,509

Commitments and contingencies

Stockholders’ equity (deficiency)
Common stock, $0.001 par value; 800,000,000 authorized shares; 501,678,288 shares issued and outstanding at September 30, 2017 and December 31, 2016	501,678	501,678
Additional paid-in capital	61,063,771	61,050,271
Non-controlling interest	(4,571,033)	(4,197,807)
Accumulated deficit	(66,602,715)	(63,887,096)
Total stockholders’ equity (deficiency)	(9,608,299)	(6,532,954)
Total liabilities and stockholders’ equity (deficiency)	$802,301	$569,555

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABTECH HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months ended September 30		Nine Months ended September 30
	2017	2016	2017	2016

Net revenues	$311,952	$53,730	$506,562	$160,394
Cost of revenues	157,725	88,810	355,662	254,589
Gross profit (loss)	154,227	(35,080)	150,900	(94,195)
Selling, general and administrative expenses	775,435	891,535	2,153,643	2,970,871
Research and development expenses	186,039	230,412	626,915	917,325
Gain on disposal of fixed assets	-	-	(5,552)	-
Operating loss	(807,247)	(1,157,027)	(2,624,106)	(3,982,391)
Interest expense	(181,194)	(73,284)	(464,739)	(146,093)
Loss before income taxes	(988,441)	(1,230,311)	(3,088,845)	(4,128,484)
Provision for income taxes	-	-	-	-
Net loss	(988,441)	(1,230,311)	(3,088,845)	(4,128,484)
Net loss attributable to non-controlling interest	(117,558)	(163,813)	(373,226)	(555,431)
Net loss attributable to controlling interest	$(870,883)	$(1,066,498)	$(2,715,619)	$(3,573,053)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Basic and diluted weighted average number of shares outstanding	501,678,288	501,678,288	501,678,288	501,678,288

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABTECH HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30,

	2017	2016

Operating Activities
Net loss	$(3,088,845)	$(4,128,484)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	10,756	8,757
Stock-based compensation expense	13,500	18,204
Gain on sale of fixed assets	(5,552)	-
Changes in operating assets and liabilities:
Accounts receivable	(203,978)	89,318
Inventories	11,363	18,664
Prepaid expenses and other current assets	(920)	(3,711)
Accounts payable	(103,562)	610,478
Customer deposits	-	16,568
Security deposits	10,425	-
Accrued interest payable	445,128	133,711
Accrued expenses	80,929	107,251
Net cash used in operating activities	(2,830,756)	(3,129,244)

Investing Activities
Purchases of fixed assets	(50,433)	(2,901)
Proceeds from sale of fixed assets	10,000	-
Net cash used in investing activities	(40,433)	(2,901)

Financing Activities
Proceeds from due to investors – related party	2,908,000	2,425,000
Draws on bank line of credit	-	90,000
Repayments on bank line of credit	(11,145)	(4,562)
Repayments on convertible promissory notes	(55,454)	-
Repayments under capital lease obligation	(4,895)	-
Decrease in due to related party	(5,081)	(4,832)
Net cash provided by financing activities	2,831,425	2,505,606

Net change in cash and cash equivalents	(39,764)	(626,539)
Cash and cash equivalents at beginning of period	84,415	682,860
Cash and cash equivalents at end of period	$44,651	$56,321

Supplemental cash flow information:
Cash paid for interest	$15,794	$11,633
Cash paid for income taxes	$-	$-
Non-cash investing and financing activities:
Transfer of deposit to fixed assets	$-	$5,538
Fixed asset purchased with a capital lease	$54,171	$-

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

In 2012, the Company formed a subsidiary, AEWS Engineering, LLC (“AEWS”), an independent civil and environmental engineering firm, established to provide engineering and technology innovation to the water infrastructure sector. AEWS is a wholly-owned subsidiary of the Company and the operations of AEWS for the periods reflected in these condensed consolidated financial statements are allocated 100% to the Company. The operations of AEWS, which focused on new business development activities, were transferred to AbTech in 2015 and as of September 30, 2017, AEWS was dormant. AEWS’s office, located in Raleigh, North Carolina, was closed at the end of April 2017.

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

The condensed consolidated financial statements as of September 30, 2017 and for the three and nine months ended September 30, 2017 and 2016 are unaudited and, in the opinion of the Company’s management, include all adjustments necessary for a fair presentation of such condensed consolidated financial statements. Such adjustments are of a normal recurring nature.

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

Net Loss Per Share – Basic net loss per share is computed by dividing net loss attributable to controlling interests by the weighted average number of shares of common stock outstanding during the period. The Company has other potentially dilutive securities outstanding that are not shown in a diluted net loss per share calculation because their effect in both 2017 and 2016 would be anti-dilutive. The following chart lists the securities as of September 30, 2017 and 2016 that were not included in the computation of diluted net loss per share because their effect would have been antidilutive:

	Common Shares
	September 30, 2017 Unaudited	September 30, 2016 Unaudited
Options to purchase common stock	3,485,240	4,363,240
Warrants to purchase common stock	8,800,737	12,632,009
Convertible promissory notes	4,222,681	1,252,948
Convertible preferred stock in AbTech	6,457,467	6,457,467
	22,966,125	24,705,664

Recent Accounting Pronouncements – In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU No. 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU No. 2014-09 defines a five step process to achieve this core principle and in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. In March 2016, the FASB issued ASU No. 2016-08 which further clarifies the guidance on the principal versus agent considerations within ASU No.2014-09. In April 2016, the FASB issued ASU No. 2016-10 to expand the guidance on identifying performance obligations and licensing within ASU No 2014-09. In May 2016, the FASB issued ASU No. 2016-12 to improve revenue recognition in the areas of collectability, presentation of sales tax and other similar taxes collected from customers, noncash consideration, contract modifications and completed contracts at transition. This update also amends the disclosure requirements within ASU No. 2014-09 for entities that retrospectively apply the guidance. The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU No. 2014-09 recognized at the date of adoption. The Company is currently evaluating ASU No. 2014-09 and intends to use the cumulative effect approach in adopting the new standard. However, based on the Company’s historical and current revenue transactions, the new standard is unlikely to have a material effect on the Company’s consolidated financial statements until such time as the Company begins to generate material revenues through contracts with customers that are the subject of ASU No. 2014-09.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” which provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The Company has adopted the guidance of ASU No. 2014-15 in these condensed consolidated financial statement footnote disclosures. The adoption of ASU No. 2014-15 had a material impact on the Company’s financial statement footnote disclosures.

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

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments and affects all entities that hold financial assets or owe financial liabilities. The update takes effect for public entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the new standard and believes that it will not have a material impact on the Company’s consolidated financial statements.

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

In June 2017, the FASB issued ASU No. 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting,” which provides guidance on which changes to the terms or conditions of share-based payment awards require an entity to apply modification accounting in ASC Topic 718. The standard is effective for annual periods beginning after December 15, 2017, and for interim periods within those annual periods. Early adoption is allowed. The Company is currently evaluating the new standard, but it is not expected to have a material effect on the Company’s consolidated financial statements.

NOTE 3 – INVENTORIES

The Company uses a perpetual inventory system and periodic physical test counts to determine inventory amounts at interim balance sheet dates. Inventories are stated at the lower of cost or net realizable value, with cost computed on an average cost method which approximates the first-in, first-out basis. Inventory consisted of the following:

	September 30, 2017 (Unaudited)	December 31, 2016
Raw materials	$121,796	$99,182
Work in process	246,458	279,045
Finished goods	25,500	26,890
Reserve for obsolescence	(63,000)	(63,000)
Total	$330,754	$342,117

NOTE 4 – GOING CONCERN

These unaudited condensed consolidated financial statements have been prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and has incurred net losses since its inception. These losses, with the associated substantial accumulated deficit, are a direct result of the Company’s product development activities, the costs of introducing its technologies to the market and pursuing market acceptance and, more recently, substantial legal expenses. In addition, the Company has a working capital deficit of approximately $9.7 million as of September 30, 2017, with approximately $8.5 million of debt and accrued interest that will become due in 2017. Realization of a major portion of the assets in the accompanying condensed consolidated balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financing requirements and the success of its future operations. The Company operates in a new, developing industry with a variety of competitors. These factors raise substantial doubt about the Company’s ability to continue as a going concern. As a result, the Company’s independent registered public accounting firm included an emphasis-of-matter paragraph with respect to the Company’s audited consolidated financial statements for the year ended December 31, 2016, expressing uncertainty regarding the Company’s assumption that it will continue as a going concern.

In order to continue as a going concern, management believes the Company will need to generate additional revenue through sales growth in the short term, raise additional capital to fund its operating losses and service its debt and resolve the legal matters described in NOTE 9 – LITIGATION AND CONTINGENCIES. Management’s plans in regard to these matters are described as follows:

Sales and Marketing. Historically, the Company has generated revenues by selling its products directly to end customers, through distributors in key geographic markets and in recent years through alliances to penetrate key market segments such as municipal stormwater, federal facilities and industrial process water. The Company, including AEWS, pursued contracts that would enable it to bring its stormwater expertise to bear in all phases of rebuilding projects, including the design, installation and operation of water treatment systems. The Company signed its first contract for such a project with the County of Nassau in October 2013. After more than a year of work on this project which progressed slowly and was hampered by many delays, the contract was suspended by Nassau County in May 2015, following the announcement of the federal investigation of a state senator, Dean Skelos, and his son Adam Skelos, who had acted as a consultant to the Company. As a consequence of the negative publicity for the Company surrounding these events, the Company began to direct a greater portion of its sales efforts towards non-stormwater applications of its products in commercial and industrial markets, while continuing to support stormwater product sales through direct sales staff and through distributors in international markets. The Company hired a team of seasoned sales professionals with extensive experience in industrial markets. The Company has made strides to develop or refine products for these new markets intended to provide effective solutions for the treatment of produced water in the mining and drilling (fracking) industries, filtration of process water used in industrial applications and the filtration of heavy metals from water in a variety of applications. Management believes that these developments show promise for future revenues through sales growth once the products and systems being developed for these markets are proven and refined, although no assurance can be given that such future sales growth will occur.

Financing. To date, the Company has financed its operations primarily with loans from shareholders, private placement financings and sales revenue. During the first nine months of 2017, the Company received $2,908,000 in cash advances from two of its major stockholders. Terms for these loans have not been formalized; however, the Company has treated the loans as debt accruing interest at 10% per annum. While it is possible that such loans will be converted into purchases of common stock of the Company, there is no assurance that such conversions will occur. The Company expects to continue to finance its operations, as needed, with loans from shareholders, however, there is no assurance such loans from these related parties will continue in the future.

Management believes that upon validation of its water treatment solutions for the stormwater, industrial and commercial markets, and with an improving economy, sales revenue can grow significantly, which would enable the Company to reverse its negative cash flow from operations and raise additional capital as needed to service debt and fund operations. However, there is no assurance that the Company’s overall efforts will be successful. If the Company is unable to generate significant sales growth in the near term and raise additional capital, there is a risk that the Company could default on debt maturing during 2017. There can be no assurance that noteholders will grant additional maturity date extensions or waive any default provisions of our outstanding notes or that we will be able to timely refinance or repay such notes. Further, the Company is currently in default on notes that matured in April 2017; however, the Company is currently in discussions with the noteholder to extend the maturity date. There can be no assurances that the noteholder will not elect to exercise his default remedies under the notes and the Company does not currently have sufficient liquidity to repay the indebtedness. While the Company does not expect the noteholder to accelerate the indebtedness, the noteholder may do so at any time, or may initiate foreclosure actions, or seek any other remedies permitted by the terms of the notes and applicable law. Should the holders of the Company’s indebtedness seek to accelerate the indebtedness upon an event of default, the Company could be required to discontinue or significantly reduce the scope of its operations if no other means of financing its operations are or become available. Consequently, there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these financial statements are issued. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustment that might be necessary should the Company be unable to continue as a going concern.

NOTE 5 – RELATED PARTY TRANSACTIONS

Accounts payable, related party – At September 30, 2017 and December 31, 2016, “Accounts payable – related party” represents amounts owed to executives of the Company for travel expenses.

Accrued expenses – At September 30, 2017 and December 31, 2016, accrued expenses included $251,750 and $204,125, respectively, for fees due to directors of the Company for their services as directors.

Due to investors – In the first nine months of 2017, two investors considered to be related parties because they individually beneficially own greater than 5% of the Company’s issued and outstanding common stock, made cash advances to the Company totaling $2,908,000, as short-term loans. During 2016, these same related party investors made similar cash advances to the Company totaling $3,731,000. The specific terms of these loans have not yet been determined. However, the Company is accruing interest on these loans at a rate of 10% per annum, which accrued interest totaled approximately $533,000 at September 30, 2017 and $146,000 at December 31, 2016.

NOTE 6 – PROMISSORY NOTES AND OTHER DEBT

Information regarding the various promissory notes that were outstanding as of September 30, 2017 is set forth in the table below:

	Principal Amount	Interest Rate	Maturity Date	Conversion Rate
Current promissory notes
Secured, convertible note	$44,546	11.5%	11/15/17 (1)	$0.015
Secured note	250,000	11.5%	4/30/17 (2)	N/A
Unsecured, convertible note	250,000	6.5%	4/30/17 (2)	$0.53
Unsecured, convertible note	500,000	6.5%	4/30/17 (2)	$0.64
Total promissory notes	$1,044,546

(1)	On October 21, 2016, the Company and the holder of this note mutually agreed to amend the note by: (i) extending the maturity date from April 12, 2016 to October 31, 2017; (ii) continuing the interest rate at 11.5% per annum through the new maturity date; (iii) obligating the Company to make monthly payments on the note of $10,000 per month beginning in November 2016; and (iv) adding a conversion feature to the note that allows the note holder to convert the unpaid balance due under the note into shares of the Company’s common stock at a conversion rate of $0.032 per share.

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

(2)	In March 2017, the Company and the holder of these notes mutually agreed to extend the maturity dates of these notes to April 30, 2017, thus curing the technical default of the notes that had occurred on the prior maturity dates of May 11, 2016 for the secured note and April 15, 2016 for the unsecured notes. As of September 30, 2017, these notes were once again in technical default and the Company is attempting to further extend the maturity dates. However, the Company gives no assurance that an agreement to extend such maturity dates will be achieved.

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

Bank Line of Credit

The Company has a bank line of credit with a credit limit of $100,000. This line of credit has an annual interest rate of prime plus 6.75% and requires monthly payment of any interest due plus approximately 1% of the outstanding balance. At September 30, 2017 and December 31, 2016, the outstanding balance due on the bank line of credit was $71,725 and $82,870, respectively.

Due to Investors

The amount shown in the condensed consolidated balance sheets as due to investors represents short-term loans made to the Company by related party investors (see NOTE 5 – RELATED PARTY TRANSACTIONS – Due to Investors). The terms of these loans have not yet been determined. However, the Company is accruing interest on the outstanding balance of the loans at a rate of 10% per annum, which management believes will approximate the final negotiated rate.

NOTE 7 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, capital leases, due to investors, bank line of credit, notes payable and convertible notes payable. It is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values, using level 3 inputs, based on their short maturities, or for long term debt, based on borrowing rates currently available to the Company for loans with similar terms and maturities. Gains and losses recognized on changes in fair value of financial instruments, if any, are reported in other income (expense) as gain (loss) on change in fair value. At September 30, 2017, the Company had no financial instruments outstanding that were estimated using level 1, level 2 or level 3 inputs, other than discussed above.

NOTE 8 – STOCKHOLDERS’ DEFICIENCY

The $13,500 increase in additional paid-in capital for the nine months ended September 30, 2017 is attributable to stock-based compensation for stock options vesting during the period.

There were no stock options or warrants granted during the nine months ended September 30, 2017.

NOTE 9 – LITIGATION AND CONTINGENCIES

On May 28, 2015, the Company received a subpoena from the U.S. Securities and Exchange Commission (“SEC”) that stated that the staff of the SEC is conducting an investigation In the Matter of Abtech Holdings, Inc. (NY-9262).  Generally, the SEC’s subpoena asked for all documents, agreements, and communications concerning (i) the Company’s Contract for Services with Nassau County, New York, dated October 8, 2013; (ii) Dean Skelos, his son, Adam Skelos, who acted as a consultant to the Company, and their related entities; (iii) SLC Clean Water, LLC, Axiom, Glenwood Management, and a number of other listed individuals and entities; (iv) certain Board and Board committee minutes and related materials; (v) certain policies, procedures, and internal controls in effect at the Company; (vi) certain communications with the Company’s independent registered public accounting firm, transfer agent, potential and current investors, broker-dealers, investment advisors, and finders; and (vii) certain other organizational and financial account information of the Company.  The Company has provided a substantial number of documents in response to the SEC subpoena.  In 2016 and 2017, the SEC issued additional subpoenas pertaining to this investigation to two officers, a director, a prior director, a prior employee of the Company, the Company’s independent accountants and several law firms who have counseled the Company from 2013 to the present.

The Company believes the SEC’s subpoenas are a result of the complaint announced on May 4, 2015 that was filed by federal authorities against Dean and Adam Skelos. That trial came to an end in December 2015 when both men were convicted of eight counts each, including fraud, bribery and extortion of three separate companies – one of which was the Company. The Company cooperated fully with the United States Attorney’s Office for the Southern District of New York throughout the Skelos investigation and trial, by providing subpoenaed documents and other evidence and having the Company’s president and CEO testify on behalf of the government at the trial. In September 2017, a federal appeals panel overturned the 2015 corruption convictions of Dean Skelos and Adam Skelos. The Company is uncertain at this point if it will have any further involvement in this matter.

The investigation by the SEC is ongoing and no resolution can be predicted at this time. We have not yet recorded a liability related to the cost of resolving this matter although we have incurred and recognized material compliance costs to date. At this time, no estimate of the possible loss or range of loss can be made. In the meantime, we are continuing to incur significant legal fees for compliance with the SEC subpoenas.

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

In accordance with the stockholder proposal approved by the Company’s stockholders at the May 13, 2016 Annual Meeting of Stockholders (the “Stockholder Proposal”), the Company engaged legal counsel to assess whether the Company should pursue legal action to recover financial losses and damages pertaining to the United States vs. Dean Skelos and Adam Skelos case. The Company, through its legal counsel, is currently in discussions with one entity regarding damages claimed by the Company. However, it cannot be determined at this time how this matter will ultimately be resolved.

As of September 30, 2017, the Company had incurred approximately $3,213,000 in legal fees and other costs related to the matters described above, including approximately $1,154,000 incurred during the nine months ended September 30, 2017. The Company cannot estimate at this time the cost of additional legal representation in resolving the SEC investigation, the JCOPE investigation or pursuing legal action pursuant to the Stockholder Proposal.

The Company has filed a claim for coverage for some of these legal fees under a liability insurance policy. The insurer denied the claim and the Company engaged legal counsel to dispute the insurer’s denial of the claim. After an unsuccessful attempt to resolve the dispute through mediation, the Company filed a formal complaint against the insurer on July 11, 2016, in the United States District Court for the Southern District of New York. In December 2016, the insurer remitted a payment to the Company of $465,187 for a portion of the claim that the insurer determined to be covered by the policy. During 2017, the insurer remitted additional payments totaling $941,118 to the Company, or directly to the applicable law firms, for legal fees related to these matters. The payments made by the insurer were offset against other selling, general and administrative operating expenses in the periods in which such payments were received. The ultimate outcome of the litigation with the insurer cannot be determined at this time.

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to September 30, 2017, the Company received additional short-term funding of $249,000 from an investor considered to be a related party because it beneficially owns greater than 5% of the Company’s issued and outstanding common stock, bringing the total due to investors for these short-term loans in 2017 and 2016 to $6,888,000. The Company and the related party investors are currently working out the terms for these funded amounts (see NOTE 6 – PROMISSORY NOTES AND OTHER DEBT – Due to Investors).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes thereto included in Item 1 in this Quarterly Report on Form 10-Q (this “Quarterly Report”). This discussion includes forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and the timing of events may differ materially from those anticipated in these forward-looking statements as a result of a variety of business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. Please refer to page 2 of the Quarterly Report for additional information regarding forward-looking statements.

Overview

Management is focused on establishing the Company as a reliable provider of water treatment solutions in the emerging markets for the treatment of stormwater, produced water and other industrial water applications. Abtech Holdings, Inc. (the “Company” or “ABHD”) is the parent holding company. Its subsidiary, AbTech Industries, Inc. (“AbTech”), is the operating company that manufactures and sells water treatment products, many of which incorporate its patented Smart Sponge® technology. AEWS Engineering LLC (“AEWS”), a wholly-owned subsidiary, has provided engineering services to assist government and industry in developing effective solutions to their specific water treatment needs. The operations of AEWS were transferred to AbTech in 2015 and AEWS is currently dormant. Environmental Security Corporation is also a dormant wholly-owned subsidiary that holds a patent regarding a sensor array technology designed to detect impurities in water flows. This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based on the consolidated operations of ABHD and its subsidiaries.

The Company has and continues to incur significant costs as it seeks to gain traction in its targeted water treatment markets and position itself with validated treatment solutions that, if accepted and adopted by the market, could greatly increase revenues in the future. The Company’s operations reflect limited historical sales revenue as the Company attempts to engage in those business development activities that management believes have the greatest opportunity to generate future revenues. Key factors affecting the Company’s results of operations during the periods covered in this section include revenues, cost of revenues, operating expenses and interest expense.

Results of Operations

We generate revenues by selling products and services related to the treatment of contaminated water so that such water can either be discharged or reused. All of our products sold in 2017 and 2016 include some form of Smart Sponge filtration media, which we manufacture, or are accessories used for the deployment of Smart Sponge products, such as diversion collars, vessels and containment cages. Our products include a variety of designs and sizes to effectively address many applications where water treatment is needed. Our revenue for the nine-month period ended September 30, 2017 was comprised of the following:

Product	% of Revenue
Ultra-Urban Filters	65%
Accessories	11%
Smart Paks	10%
Filtration media	8%
Skimmers	3%
Freight & other	3%
Total	100%

We sell our products to distributors, contractors, original equipment manufacturers and end-users.

Comparison of the nine months ended September 30, 2017 and 2016

Revenues

Revenues for the nine months ended September 30, 2017 increased by $346,168, or 216%, compared to revenues in the same period of the prior year. The increase was due entirely to the increase in the quantity of product sales and included several relatively large orders from prior customers as well as the Company’s first sale of Ultra-Urban® Filters containing a filtration media that combined Smart Sponge® polymer with the Company’s new licensed media for filtering heavy metals. Sales in 2017 continued to be predominantly comprised of products used in stormwater treatment applications although approximately 6% of product sales in the first nine months of 2017 were for industrial applications. The Company has continued its redirected sales effort to focus more resources on non-stormwater applications of its products while continuing to support stormwater product sales through direct sales staff and through distributors in international markets. The Company’s redirected sales efforts did not have a significant impact on revenue in the first three quarters of 2017 as most of the new opportunities being pursued have long lead times and involve the development and testing of new or modified products.

For the nine months ended September 30, 2017, our largest customer was a distributor, whose order for a stormwater project at a military base in the United States, accounted for approximately 26% of revenues during the period. Two other customers, a municipality and a contractor, each separately accounted for approximately 9% of revenues during the period.

As discussed in NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES to the condensed consolidated financial statements included in this Quarterly Report, the Company does not expect that the adoption of ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” will have a material impact on revenue when adopted in 2018 based on the types of contracts with customers currently in place.

Gross Margin

The Company’s gross margin on sales was $150,900, or 30% for the nine months ended September 30, 2017, compared to a negative gross margin on sales of $(94,195) or negative (59)%, for the same period of 2016. The significant improvement in gross margin in 2017 was due to increased product sales during the period which helped offset the fixed costs of excess manufacturing capacity. The Company’s manufacturing facility operated at just over 2% of operating capacity for the nine months ended September 30 2017, compared to less than 1% for the same period of 2016. Going forward, the Company expects that gross margin percentages, quarter by quarter, could vary widely depending on the volume of product sales and the corresponding volume of product manufacturing. We do not currently have plans to reduce manufacturing capacity and we anticipate that the excess capacity will continue to adversely affect gross margins for the remainder of 2017.

The Company's gross margin expectations will also vary depending on the type of products and projects that make up sales revenue. The Company expects to see increased margins for its product sales as it expands its volume to realize economies of scale and spread its fixed manufacturing costs over a larger quantity of manufactured products. AbTech may also become involved in the sale of equipment manufactured by other vendors and may work on stormwater projects involving a combination of services, products, and work performed by other subcontractors. Accordingly, we expect to realize blended gross margin rates that could vary significantly.

Selling, general and administrative expenses

Selling, general and administrative expenses were approximately $817,000 lower in the first three quarters of 2017 than in the same period of 2016 due primarily to insurance proceeds received in 2017, which offset legal fees incurred by the Company in both 2017 and 2016 related to subpoenas issued by the SEC regarding its investigation In the Matter of Abtech Holdings, Inc. (NY-9262) (the “SEC Investigation”). These insurance reimbursements totaled approximately $941,000 in the first three quarters of 2017. In 2017 and 2016 the Company incurred significant legal fees in responding to (i) a Federal investigation regarding the indictment, and subsequent trial, of New York State Senator Dean Skelos and his son, Adam Skelos, who acted as a consultant to the Company (the “Federal Investigation”); (ii) the SEC Investigation, which has involved subpoenas to the Company, two officers, a director, a prior director, a prior employee of the Company, the Company’s independent accountants and several law firms who have counseled to Company from 2013 to the present; (iii) an investigation by the New York State Joint Commission on Public Ethics regarding alleged violations of lobbying laws in the state of New York (the “JCOPE Investigation”); (iv) litigation with an insurance carrier regarding a claim for coverage of legal expenses incurred in the Federal Investigation and the SEC Investigation; and (v) legal analysis, conducted in response to a shareholder proposal approved by the Company’s stockholders at the May 13, 2016 Annual Meeting of Stockholders, to determine if the Company should pursue legal action to recover financial losses and damages related to the Federal Investigation. Fees for these matters totaled approximately $1,206,000 in the first three quarters of 2017 and $659,000 in the first three quarters of 2016. Excluding these legal expenses and corresponding reimbursements, other selling, general and administrative expenses were approximately $423,000 less in the first three quarters of 2017 compared to the same period of 2016, due primarily to a $180,000 reduction in payroll and related benefits expenses, a $50,000 reduction in travel expenses, a $66,000 reduction in audit related costs and a $115,000 reduction in fees for members of the board and advisory board, consultants, public relations and investor relations. These expense reductions were partially offset by a $20,000 increase in sales commissions for the period.

As discussed in NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES to the condensed consolidated financial statements included in this Quarterly Report, the Company does not expect the adoption of ASU No. 2016-02, “Leases (Topic 842),” or ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” to have a material impact on operating expenses upon adoption.

Research and development expenses

Research and development (“R&D”) expenses decreased by approximately $290,000, or 32%, for the nine months ended September 30, 2017 as compared to the same period of the prior year. The reduced R&D expenses in 2017 were primarily attributable to a decrease of approximately $177,000 in payroll and related benefits expenses. R&D expenses in the first three quarters of 2017 were also affected by a transfer to inventory of approximately $34,500 of expenses related to the production of the Company’s heavy metal filtration media. These costs were expensed in 2016 as part of an experimental production run of the new media. However, in 2017, after the produced media was thoroughly tested and evaluated, a portion of the material was determined to be market-ready and the related cost was transferred to inventory resulting in the R&D expenses related to this project being $69,000 less in the first half of 2017 than in the same period of 2016. The decrease in R&D expenses in 2017 was also attributable to a $49,000 reduction in field testing costs for a test that was concluded in 2016.

In the first three quarters of 2017, the Company continued the development of its evaporator technology, intended for use in the treatment of produced water at oil and gas drilling sites. Expenses for this project, including consultant fees, totaled approximately $240,000 in the first three quarters of 2017, compared to $213,000 in the first three quarters of 2016. Costs for this project are expected to continue through 2017 as the Company continues its development efforts with this technology including further modifications and field testing of the prototype unit.

Other income (expense)

Interest expense increased to approximately $465,000 for the nine months ended September 30, 2017 as compared to $146,000 for the same period of 2016 due to the increased amount of outstanding loans from investors accruing interest at a rate of 10% per annum.

Comparison of the three months ended September 30, 2017 and 2016

Revenues

Revenues for the three months ended September 30, 2017 increased by approximately $258,000, or 481%, compared to revenues in the same period of the prior year. The increase was due entirely to the increase in the quantity of product sales and included several relatively large orders from prior customers. Sales in the third quarter of 2017 continued to be predominantly comprised of products used in stormwater treatment applications although approximately 10% of product sales in the third quarter of 2017 were for industrial applications. The Company has continued its redirected sales effort to focus more resources on non-stormwater applications of its products while continuing to support stormwater product sales through direct sales staff and through distributors in international markets. The Company’s redirected sales efforts did not have a significant impact on revenue in the third quarter of 2017 as most of the new opportunities being pursued have long lead times and involve the development and testing of new or modified products.

For the three months ended September 30, 2017, our largest customer was a distributor, whose order for a stormwater project at a military base in the United States, accounted for approximately of 42% of revenues during the quarter. Two other customers, a municipality and an industrial company, accounted for approximately 15% and 10%, respectively, of revenues during the period.

Gross Margin

The Company’s gross margin on sales was 49% for the three months ended September 30, 2017, compared to a gross margin on sales of negative (65)% for the same period of 2016. The significant improvement in gross margin in 2017 was due to the increased product sales during the quarter which helped offset the fixed costs of excess manufacturing capacity. The Company’s manufacturing facility operated at just over 4% of operating capacity for the three months ended September 30, 2017, compared to less than 1% for the same period of 2016. Going forward, the Company expects that gross margin percentages, quarter by quarter, could vary widely depending on the volume of product sales and the corresponding volume of product manufacturing. We do not currently have plans to reduce manufacturing capacity and we anticipate that the excess capacity will continue to adversely affect gross margins for the remainder of 2017.

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

Selling, general and administrative expenses

Selling, general and administrative expenses were approximately $116,000 lower in the third quarter of 2017 than in the same period of 2016 due in part to insurance proceeds received in the third quarter of 2017, which offset legal fees incurred by the Company in prior quarters of 2017 related to subpoenas issued by the SEC regarding its investigation In the Matter of Abtech Holdings, Inc. (NY-9262) (the “SEC Investigation”). These insurance reimbursements totaled approximately $57,000 in the third quarter of 2017. During 2017 and 2016, the Company incurred significant legal fees in responding to (i) a Federal investigation regarding the indictment, and subsequent trial, of New York State Senator Dean Skelos and his son, Adam Skelos, who had acted as a consultant to the Company (the “Federal Investigation”); (ii) the SEC Investigation, which has involved subpoenas to the Company, two officers, a director, a prior director, a prior employee of the Company, the independent accountants of the Company and several law firms who have counseled the Company from 2013 to the present; (iii) an investigation by the New York State Joint Commission on Public Ethics regarding alleged violations of lobbying laws in the state of New York (the “JCOPE Investigation”); (iv) litigation with an insurance carrier regarding a claim for coverage of legal expenses incurred in the Federal Investigation and the SEC Investigation; and (v) legal analysis, conducted in response to a shareholder proposal approved by the Company’s stockholders at the May 13, 2016 Annual Meeting of Stockholders, to determine if the Company should pursue legal action to recover financial losses and damages related to the Federal Investigation. Fees for these matters totaled approximately $226,000 in the third quarter of 2017 compared to $89,000 in the third quarter of 2016. Excluding these legal expenses and corresponding reimbursements, other selling, general and administrative expenses were approximately $207,000 less in the third quarter of 2017 compared to the same period of 2016, due primarily to a $104,000 reduction in payroll and related benefits expenses, an $18,000 reduction in tradeshow and travel expenses, a $36,000 reduction in audit related costs, and a $38,000 reduction in fees for members of the board and advisory board, consultants, public relations and investor relations. These expense reductions were partially offset by a $20,000 increase in sales commissions for the period.

Research and development

“R&D” expenses decreased by approximately $44,000, or 19%, for the three months ended September 30, 2017 as compared to the same period of the prior year. The reduced R&D expenses in 2017 were primarily attributable to a decrease of approximately $27,000 in payroll and related benefits expenses and a $27,000 reduction in field testing costs for a test that was concluded in 2016.

In the third quarter of 2017, the Company continued the development of its evaporator technology, intended for use in the treatment of produced water at oil and gas drilling sites. Expenses for this project, including consultant fees, totaled approximately $60,000 in the third quarter of 2017, compared to $58,000 in the third quarter of 2016. Costs for this project are expected to continue through 2017 as the Company continues its development efforts with this technology, including further modifications and field testing of the prototype unit.

Other income (expense)

Interest expense increased to approximately $181,000 for the three months ended September 30, 2017 as compared to $73,000 for the same period of 2016 due to the increased amount of outstanding loans from investors accruing interest at a rate of 10% per annum.

Liquidity and Capital Resources

Liquidity

As of September 30, 2017, the Company had a working capital deficiency of approximately $9,656,000 compared to a working capital deficit of approximately $6,534,000 at December 31, 2016. The increased working capital deficiency is primarily attributable to the use of cash for operations during the nine months ended September 30, 2017, primarily funded by the additional short-term debt of $2,908,000 from two related party investors during the period. The Company’s cash balance was $44,651 at September 30, 2017 compared to $84,415 at December 31, 2016. This cash balance represents less than one month of the Company’s historical monthly cash used for operations and evidences the Company’s need to raise additional capital in the immediate short-term.

To date, the Company has not generated sufficient revenue to cover its operating costs and expenses and continues to operate with negative cash flow. While we hope to achieve sales growth sufficient to cover operating costs and expenses over the long-term, continued negative cash flow from operations is expected in the short-term. The Company will require additional capital to maintain current operations until the Company achieves the sales growth necessary to cover operating costs and expenses. The Company expects to raise additional capital through continued financing arrangements with its shareholders. The Company also has approximately $8,502,000 of short term debt, including accrued interest, which will need to be repaid, extended or refinanced by the Company during 2017. In addition, rapid sales growth may require the Company to enter into working capital financing arrangements. The Company has no such financing commitments in place and can provide no assurance that such a commitment can be obtained on reasonable terms, if at all. For a further discussion of management’s planned course of action to remedy the current deficiency in liquidity, see “Going Concern and Management’s Plans,” later in this section. Operations in the first three quarters of 2017 were primarily funded with related party loans of $2,908,000.

The Company has a bank line of credit with a credit limit of $100,000. The line of credit has an annual interest rate of prime plus 6.75% and requires monthly payment of any interest due plus approximately 1% of the outstanding balance. At September 30, 2017 the outstanding balance due on the bank line of credit was $71,725 and the effective interest rate was 11% per annum.

Comparison of cash flows for the nine months ended September 30, 2017 and 2016

Operating Activities

The Company had negative cash flows from operations for the nine months ended September 30, 2017 of approximately $2,831,000 compared to negative cash flows from operations of approximately $3,129,000 for the same period of the prior year. The reduction of negative cash flow in 2017 is primarily the result of the lower net loss for the period. The amount of cash used for operations during the first three quarters of 2017 was approximately $258,000 less than the net loss for the period due to an increase of approximately $445,000 in accrued interest as a result of no interest payments being made during the period. In addition, accounts receivable increased by approximately $204,000 during the period, caused by a surge in product sales during the third quarter of 2017. Cash flow was also favorably impacted in the first three quarters of 2017 by insurance proceeds of approximately $941,000 which were applied against the legal fees outstanding and resulted in a net reduction of accounts payable during the first three quarters of 2017 of approximately $104,000. The amount of cash used in operations for the first nine months of 2016 was approximately $999,000 less than the net loss for the same period due primarily to a $610,000 increase in accounts payable, largely attributable to legal fees, a $134,000 increase in accrued interest, a $107,000 increase in accrued expenses and an $89,000 reduction in accounts receivable.

Investing Activities

The Company had approximately $50,000 of capital expenditures for the nine months ended September 30, 2017, primarily for the purchase of equipment to manufacture the Company’s newly developed heavy metals media. These capital expenditures were partially offset by proceeds of $10,000 from the sale of fixed assets that were located in the Raleigh, North Carolina office, which was closed in the second quarter of 2017. Capital expenditures for the same period of 2016 totaled $2,901. As of September 30, 2017, the Company had no commitments for any material future capital expenditures although it intends to make additional capital expenditures for manufacturing equipment as needed for the manufacture of the heavy metals media.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2017 amounted to approximately $2,831,000, compared to cash provided by financing activities of approximately $2,506,000 in the same period of 2016. The primary financing source of cash in the first three quarters of 2017 and 2016 was cash advances from two related party stockholders totaling $2,908,000 and $2,425,000 in 2017 and 2016, respectively. In addition, the Company entered into a new capital lease for approximately $54,000 in the second quarter of 2017, which was used to finance the purchase of equipment that will allow the Company to bring in-house certain manufacturing processes previously outsourced, as a cost-saving measure. During the first three quarters of 2017, the Company made payments totaling $60,000 to the holder of a convertible promissory note, of which approximately $55,000 was applied to reduce the principal amount of the note to a balance of $44,546 at September 30, 2017. Under amended terms of this note, the Company will not be obligated to make additional monthly payments on this note until December 15, 2017, provided the note remains outstanding as of that date. In 2016 the Company made draws on its bank line of credit totaling $90,000 and in 2017 and 2016 made repayments of principal on the bank line of credit of $11,145 and $4,562, respectively.

Going Concern and Management’s Plans

The accompanying condensed consolidated financial statements have been prepared in conformity with GAAP, which contemplate continued operation of the Company as a going concern and the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As discussed in NOTE 4 to the accompanying September 30, 2017 condensed consolidated financial statements, we have not established an ongoing source of revenue sufficient to cover operating expenses and have incurred net losses from operations since our inception. These losses with the associated substantial accumulated deficit raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued. As a result, the Company’s independent registered public accounting firm, in their report dated March 31, 2017, included an emphasis-of-matter paragraph with respect to our financial statements for the fiscal year ended December 31, 2016, expressing uncertainty regarding the Company’s assumption that it will continue as a going concern. The accompanying September 30, 2017 condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustment that might be necessary should the Company be unable to continue as a going concern. Management believes that the Company’s ability to continue as a going concern will be dependent on its ability to raise additional capital, generate significant sales growth in the short term and resolve the legal matters described in Part II, Item 1 Legal Proceedings of this Quarterly Report. The Company’s ability to achieve these objectives cannot be determined at this time. Management’s plans in regard to these matters are described in NOTE 4 to the accompanying September 30, 2017 condensed consolidated financial statements. If the Company is unable to raise additional capital, generate significant sales growth in the near term, and resolve the legal matters described in Part II, Item 1 Legal Proceedings of this Quarterly Report, there is a risk that the Company could default on debt maturing during 2017. Further, the Company is currently in default on notes that matured in April 2017; however, the Company is currently in discussions with the noteholder to extend the maturity date but there can be no assurances that the noteholder will not elect to exercise his default remedies under the notes. The Company does not currently have sufficient liquidity to repay the indebtedness. While the Company does not expect the noteholder to accelerate the indebtedness, the noteholder may do so at any time, or may initiate foreclosure actions, or seek any other remedies permitted by the terms of the notes and applicable law. Should the holders of the Company’s indebtedness seek to accelerate the indebtedness upon an event of default, the Company could be required to discontinue or significantly reduce the scope of its operations if no other means of financing its operations are or become available.

Off-Balance Sheet Arrangements

As of September 30, 2017, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Stock-based compensation

The Company uses the Black-Scholes model to estimate the value of options and warrants issued to employees and consultants as compensation for services rendered to the Company. This model uses estimates of volatility, risk-free interest rate and the expected term of the options or warrants, along with the current market price of the underlying stock, to estimate the value of the options and warrants on the date of grant. In addition, the calculation of compensation costs requires that the Company estimate the number of awards that will be forfeited during the vesting period. The fair value of the stock-based awards is amortized over the vesting period of the awards. For stock-based awards that vest based on performance conditions, expense is recognized when it is probable that the conditions will be met. There were no options granted by the Company during the nine month periods ended September 30, 2017 or 2016.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered in this Quarterly Report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2017, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On May 28, 2015, the Company received a subpoena from the U.S. Securities and Exchange Commission (“SEC”) that stated that the staff of the SEC is conducting an investigation In the Matter of Abtech Holdings, Inc. (NY-9262).  Generally, the SEC’s subpoena asked for all documents, agreements, and communications concerning (i) the Company’s Contract for Services with Nassau County, New York, dated October 8, 2013; (ii) Dean Skelos, his son, Adam Skelos, who had acted as a consultant to the Company, and their related entities; (iii) SLC Clean Water, LLC, Axiom, Glenwood Management, and a number of other listed individuals and entities; (iv) certain Board and Board committee minutes and related materials; (v) certain policies, procedures, and internal controls in effect at the Company; (vi) certain communications with the Company’s independent registered public accounting firm, transfer agent, potential and current investors, broker-dealers, investment advisors, and finders; and (vii) certain other organizational and financial account information of the Company.  The Company has provided a substantial number of documents in response to the SEC subpoena.  In 2016 and 2017, the SEC issued additional subpoenas pertaining to this investigation to two officers, a director, a prior director, a prior employee of the Company, the Company’s independent accounting firm and several law firms who have counseled the Company from 2013 to the present.

The Company believes the SEC’s subpoenas are a result of the complaint announced on May 4, 2015 that was filed by federal authorities against Dean and Adam Skelos. That trial came to an end in December 2015 when both men were convicted of eight counts each, including fraud, bribery and extortion of three separate companies – one of which was the Company. The Company cooperated fully with the United States Attorney’s Office for the Southern District of New York throughout the Skelos investigation and trial, by providing subpoenaed documents and other evidence and having the Company’s president and CEO testify on behalf of the government at the trial. In September 2017, a federal appeals panel overturned the 2015 corruption convictions of Dean Skelos and Adam Skelos. The Company is uncertain at this point if it will have any further involvement in this matter.

The investigation by the SEC is ongoing and no resolution can be predicted at this time. We have not yet recorded a liability related to the cost of resolving this matter although we have incurred and recognized material compliance costs to date. At this time, no estimate of the possible loss or range of loss can be made. In the meantime, we are continuing to incur significant legal fees for compliance with the SEC subpoenas.

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

In accordance with the stockholder proposal approved by the Company’s stockholders at the May 13, 2016 Annual Meeting of Stockholders (the “Stockholder Proposal”), the Company engaged legal counsel to assess whether the Company should pursue legal action to recover financial losses and damages pertaining to the United States vs. Dean Skelos and Adam Skelos case. The Company, through its legal counsel, is currently in discussions with one entity regarding damages claimed by the Company. However, it cannot be determined at this time how this matter will ultimately be resolved.

As of September 30, 2017, the Company had incurred approximately $3,213,000 in legal fees and other costs related to the matters described above, including approximately $1,154,000 incurred during the nine months ended September 30, 2017. The Company cannot estimate at this time the cost of additional legal representation in resolving the SEC investigation, the JCOPE investigation or pursuing legal action pursuant to the Stockholder Proposal.

The Company has filed a claim for coverage for some of these legal fees under a liability insurance policy. The insurer denied the claim and the Company engaged legal counsel to dispute the insurer’s denial of the claim. After an unsuccessful attempt to resolve the dispute through mediation, the Company filed a formal complaint against the insurer on July 11, 2016, in the United States District Court for the Southern District of New York. In December 2016, the insurer remitted a payment to the Company of $465,187 for a portion of the claim that the insurer determined to be covered by the policy. During 2017, the insurer remitted additional payments totaling $941,118 to the Company, or directly to the applicable law firms, for legal fees related to these matters. The payments made by the insurer were offset against other selling, general and administrative operating expenses in the periods in which such payments were received. The ultimate outcome of the litigation with the insurer cannot be determined at this time.

Item 1A. Risk Factors.

As a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item.

In addition to the risk factor below and other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

We are presently in technical default under three promissory notes for not repaying the obligations owed thereunder prior to maturity. Should the holders of such notes pursue collection or any other remedies to which they are entitled, this would be expected to have a material adverse effect on our operations.

As of September 30, 2017, we were in default under three promissory notes payable with an aggregate principal amount of $1,000,000 outstanding for failure to repay the obligations thereunder prior to maturity. We currently do not have sufficient liquidity, including cash on hand, to repay this indebtedness. While the Company does not expect the noteholder to accelerate the indebtedness, the noteholder may do so at any time, or may initiate foreclosure actions, or seek any other remedies permitted by the terms of the notes and applicable law. There can be no assurances that the noteholder will not accelerate. We are currently in discussions to extend the maturity date and have the event of default waived; however, there can be no assurances. Should the debtholder seek to accelerate the indebtedness, the Company could be required to discontinue or significantly reduce the scope of its operations if no other means of financing or refinancing are available. Such acceleration of the indebtedness could have a material adverse effect on our operations and financial condition.

Two of our shareholders own a significant amount of our voting stock and may have interests that differ from our other shareholders. As a result, these significant shareholders may take actions that are not in the interests of our other shareholders.

Two of our shareholders collectively beneficially own in the aggregate 79.6% of our issued and outstanding common stock, with one shareholder beneficially owning 66.6% of our issued and outstanding common stock. Therefore, these shareholders have significant control over the outcome of matters submitted to a vote of shareholders, including, but not limited to, electing directors, adopting amendments to our certificate of incorporation, and approving corporate transactions. In addition, due to these shareholders’ significant ownership, they may approve certain matters requiring shareholder approval by written consent without soliciting the votes of other shareholders. Circumstances may occur in which the interests of these significant shareholders could be in conflict with the interests of our other shareholders, and would have the requisite voting power to take actions that align with their individual interest and not the interests of our other shareholders. Should conflicts of interest arise, we can provide no assurance that these significant shareholders would act in the best interests of our other shareholders or that any conflicts of interest would be resolved in a manner favorable to our other shareholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

As of September 30, 2017, there were three outstanding promissory notes payable with an aggregate principal amount of $1,000,000 and interest accrued thereon of $274,955 that were in technical default due to the fact that they were not repaid prior to their extended April 30, 2017 maturity dates. However, the noteholder has not declared an event of default. Subsequent to April 30, 2017, the Company was in discussions with the holder of these notes to further extend the maturity dates although there can be no assurance that such discussions will result in an extension of the maturity dates of the notes or that the noteholder will not elect to exercise his default remedies under the notes. The Company does not currently have sufficient liquidity to repay the indebtedness. While the Company does not expect the noteholder to accelerate the indebtedness, the noteholder may do so at any time, or may initiate foreclosure actions, or seek any other remedies permitted by the terms of the notes and applicable law. Should the holders of the Company’s indebtedness seek to accelerate the indebtedness upon an event of default, the Company could be required to discontinue or significantly reduce the scope of its operations if no other means of financing its operations are or become available.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During 2017, two investors, considered to be related parties because they have a beneficial ownership interest in the Company of greater than 5%, provided short-term funding to the Company as follows:

Date	Amount
1/13/2017	$160,000
1/26/2017	136,000
2/9/2017	158,000
2/24/2017	153,000
3/9/2017	158,000
3/23/2017	167,000
4/6/2017	151,000
4/21/2017	155,000
5/4/2017	158,000
5/18/17	126,000
6/2/17	142,000
6/14/17	159,000
6/29/17	159,000
7/13/17	149,000
7/27/17	156,000
8/9/17	159,000
8/24/17	150,000
9/7/17	156,000
9/20/17	156,000
10/5/17	158,000
11/2/17	91,000
Total	$3,157,000

The terms for these funded amounts have not yet been determined and as of November 13, 2017, no financing agreement had been entered into by the Company with these investors regarding the funded amounts. As soon as the parties execute definitive agreements regarding the foregoing, the Company intends to make the appropriate filing with disclosures of the related agreement terms.

Item 6. Exhibits.

A list of exhibits to this Quarterly Report is set forth below and is incorporated herein by reference.

Exhibit Index

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

ABTECH HOLDINGS, INC.
(Registrant)

Date: November 14, 2017	By:	/s/ Glenn R. Rink
Glenn R. Rink
Chief Executive Officer, President, and Director

Date: November 14, 2017	By:	/s/ Lane J. Castleton
Lane J. Castleton
Chief Accounting Officer, Chief Financial Officer, Vice President and Treasurer

