Form 10-K
period 2017-12-31
Abtech Holdings, Inc.
filed 2018-04-03
CIK 1405858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2017

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

☒ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.        ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

(Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)
Smaller reporting company ☒	Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $1,296,130.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of March 30, 2018, 504,872,558 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference information from the definitive Proxy Statement for the registrant’s 2018 Annual Meeting of Stockholders or on a subsequent amendment to this Annual Report on From 10-K to be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2017. Exhibits incorporated by reference are referred to under Part IV.

ABTECH HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED DECEMBER 31, 2017

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended December 31, 2017 contains forward-looking statements within the meaning of Section 27A of the United States Securities Act of 1933, as amended, and Section 21E of the United States Securities Exchange Act of 1934, as amended, that involve many risks and uncertainties. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, expectations regarding the acceleration of our indebtedness and other forward-looking statements included in this report. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Such statements may be identified by the use of forward-looking terminology, including but not limited to terms such as “may,” “might,” “will,” “should,” “would,” “could,” “confident,” “forecast,” “hope,” “likely,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” “future,” “ongoing,” or similar terms, variations of such terms or the negative of such terms. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions concerning, among others, capital expenditures, earnings and future financial performance, results of pending and potential future litigation and government investigations, regulatory matters, liquidity and capital resources, growth targets or expectations, market and industry trends and developments, indebtedness, and accounting matters. Some factors that could cause actual results to differ materially from those anticipated include, among others, future economic conditions, including changes in economic conditions in the markets in which we operate; changes in consumer demand; risks associated with our capital structure, including our ability to access necessary funding or generate sufficient sales growth to generate sufficient operating cash flow to meet our debt service obligations and operating needs; difficulties in successfully executing our growth initiatives; the effects of competition in the markets in which we operate; risks associated with new technologies and our ability to bring such new technologies to market, control of costs and expenses; risks associated with our indebtedness, including our ability to manage liquidity needs and to comply with the terms of our indebtedness; risks associated with the limited trading volume of our common stock; our ability to attract and retain key executives and employees, legislative, regulatory and competitive developments in markets in which we operate; results of pending litigation and present and possible future claims, litigation or enforcement actions or government investigations; and other circumstances and risks affecting anticipated revenues and costs, and the risk factors set forth under “Risk Factors” in this Annual Report on Form 10-K and other risks referenced from time-to-time in our filings with the SEC.

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

The Company, through its operating subsidiary, AbTech Industries, provides solutions to water contamination issues that are caused by stormwater runoff, industrial processes, water produced in the extractive industries such as oil & gas drilling, and spills of oil-based fluids in marine environments. The Company’s total solutions and systems approach to addressing our customers’ needs results in the Company providing services for the design and selection of water treatment systems, sales of filtration and treatment systems, installation of the treatment technologies, and maintenance of the installed systems. Some of these activities are provided through subcontractors and on some projects the Company may act as a subcontractor to other entities.

AbTech Industries has developed a variety of products that leverage its cornerstone filtration media technology called Smart Sponge®. This patented technology’s oil absorbing capabilities make it highly effective as a filtration media to remove hydrocarbons and other pollutants from water. AbTech Industries is currently manufacturing its products and is marketing them into a variety of markets with thousands of products installed in 46 states within the United States and 15 other countries to date.

The Company’s business is subject to several significant risks, any of which could have a material adverse effect on its business, operating results, financial condition, and the actual outcome of matters as to which it makes forward-looking statements. See “Risk Factors” at page 19 of this Annual Report on Form 10-K and refer to “Forward-Looking Statements” on page ii of this Annual Report on Form 10-K.

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

Smart Sponge®

AbTech Industries has developed and patented its core Smart Sponge technologies based on a proprietary blend of synthetic polymers aimed at the removal of hydrocarbons and oil derivatives from surface water. Smart Sponge products remove pollutants from water and encapsulate them so that they cannot be released, even under high pressure. The removal process starts with the physical contact between polymer and contaminant and the consequent adsorption (physical interaction, contaminant distributed on surface of adsorbing material) or absorption (contaminant distributed throughout the absorbing material). The absorption/adsorption process is determined by several polymer parameters (e.g., composition and structure, flexibility of the chain and molecular weight), as well as physical parameters (e.g., polymer physical form, contaminant molecule size and temperature). While polymer composition is the critical factor in defining the solubility, the polymer structure (amorphous or crystalline) is probably the most important factor in determining the process of absorption or adsorption.

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

The porosity of the Smart Sponge allows the fluid containing the contaminant to penetrate into its structure, then the polymer chains selectively absorb the hydrocarbon contaminants and stably encapsulate them. Based on the level of contaminant, the entire structure begins to swell (but not collapse into a total gel) while maintaining absorption capabilities well beyond usual levels. Once reaching saturation, the Smart Sponge is easily recoverable and does not leach any of the absorbed contaminant, even in turbulent water or under pressure, giving it less expensive disposal options such as recycling through a waste-to-energy facility. The Smart Sponge can absorb up to 3 times its weight depending on the contaminant absorbed and remains buoyant permitting it to remain in place until fully saturated. The malleable nature of the Smart Sponge material allows it to be formed into a variety of shapes for optimum effectiveness in a wide variety of contaminated water filtration applications.

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

Due to the ability of Smart Sponge to capture and retain hydrocarbons and other contaminants within its highly porous structure, its performance can best be measured by an in-depth look at the spent material to analyze its composition and the quantity of the various contaminants retained. This type of data cannot be gleaned from the customary random sampling events typically used to test filters. Such tests are often misleading or erroneous due to the non-homogenous concentrations of pollutants in stormwater and wastewater. Analyzing all contaminants entrapped in the filter over a period of time provides a better indicator of the filter’s true performance. Consequently, AbTech Industries took a more advanced approach and engaged a highly qualified, analytical laboratory to use complex analytical techniques to deconstruct used Smart Sponge polymer and selectively extract all the entrapped contaminants. This in-depth mapping and finger printing of contaminants (a first of its kind in stormwater treatment) is analogous to having a “Black Box” recording of the Ultra-Urban® Filter’s (“UUF’s”) filtration mechanisms and all the contaminants collected in the Smart Sponge material during the time that it is deployed. The results of this analysis were then compared to base tests performed on virgin Smart Sponge material. The difference between the two samples constitutes the contaminants collected by the field deployed Smart Sponge. By extrapolating these results, estimations were made of the total contaminants AbTech Industries’ products prevented from being discharged into open waters for entire installation projects such as those at Norwalk, Connecticut. In Norwalk, 275 UUFs using Smart Sponge filtration media were installed in storm drains to protect residential, commercial, waterside, and industrial manufacturing settings which flow into Norwalk Harbor. The deconstruction or meltdown of Smart Sponge media samples documented approximately 50 pounds per filter of total contaminants with the presence of several heavy metals (e.g., copper, titanium, and zinc) and a variety of hydrocarbons (about 32 pounds per filter), including solvents, oils and cosmetic product components as well as chemical plasticizers.

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

Smart Sponge Plus

The Company has expanded the original capability of Smart Sponge technology by adding an antimicrobial agent that has proven to be effective in reducing coliform bacteria found in stormwater, industrial wastewater and municipal wastewater while maintaining its oil-absorbing capability. This expanded technology, known as Smart Sponge Plus, provides an effective solution to municipalities and other entities faced with beach closures and other hazards of bacteria-laden stormwater. The presence of bacteria in stormwater is a serious problem and poses significant health risks that increasingly result in the contamination of water bodies. Water quality standards for bacteria counts are very strictly monitored in most coastal areas and small increases in bacteria counts can trigger beach closures. The best potential to reduce this bacteria count during rain events is the control and treatment of the stormwater runoff. This control can be achieved by expensive, complex equipment, such as ultraviolet light or chlorine treatment systems, which become cost prohibitive for most municipalities. AbTech Industries has developed a set of cost-effective systems for retrofit into existing stormwater infrastructure, leveraging the antimicrobial capabilities of Smart Sponge Plus. These systems require no electricity or moving parts and create no downstream toxicity effect (a problem that must be mitigated in alternative chemical treatment approaches).

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

Ironwood and Smart Sponge HM

In 2014, AbTech Industries exclusively licensed a heavy metals removal technology from Synanomet, LLC (“Synanomet”). The technology was developed at the University of Arkansas Little Rock and Synanomet is a company formed primarily for the purposes of commercializing the technology. The technology is a novel carbon-based renewable material with attached nanostructures that are highly effective at removing phosphates, as well as heavy metals such as selenium, chromium, copper, iron, lead and zinc.

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

The heavy metals media in its raw form is referred to as “Ironwood” and uses a wood substrate and attaches a hematite magnetite nanoparticle, in high density, to the surface of the substrate. This iron-based particle is then able to chelate and adsorb the metal to the surface of the media. The process of chelation and adsorption is very fast, typically a matter of minutes. Metals other than iron may also be adhered to the substrate surface in order to more effectively attract cationic or anionic species of heavy metals. The media can be quickly regenerated through a simple pH adjustment process and then reused. Regeneration in the lab has been done over 100 times with no concomitant reduction in total adsorption capacity. The technology is protected by 13 issued patents.

AbTech Industries has also combined the Ironwood media with Smart Sponge, which is referred to as SmartSponge HM, in order to achieve enhanced hydraulic conductivity over the wood-based media alone. AbTech deploys the media both in its virgin Ironwood form and as Smart Sponge HM.

Smart Sponge versus Commonly Used Non-Advanced Media Filtration

AbTech Industries’ core technologies are highly-engineered advanced materials that are chemically selective towards contaminants and, in the case of the antimicrobial material, create biostatic fields to disrupt the cellular membranes of pathogens. These advanced materials enable an entire set of engineered deployment systems that otherwise would be less effective or entirely ineffective using non-advanced materials.

Smart Sponge material has a distinct advantage over traditional polypropylene material. In the case of oils and hydrocarbons, once oil comes in contact with the Smart Sponge material it is permanently encapsulated in the structure of the polymer and cannot be released under any amount of pressure. In comparison, polypropylene materials adsorb, or form a temporary attachment to, water as well as oil, thus making them much heavier and messier to remove and causing them to release both water and oil back into the environment.

Disposal Options

As local conditions, product use and exposure can vary widely, the end user must determine the most appropriate disposal method for spent Smart Sponge materials. Smart Sponge samples saturated with hydrocarbons both in the lab and in the field have been tested according to the EPA’s Toxicity Characteristic Leaching Procedure (“TCLP”) by the following independent testing facilities: ABC Laboratories, Inc., Aculabs, Inc. and Turner Laboratories, Inc. These tests show that Smart Sponge is a “non-leaching” product. In addition, used Smart Sponge material can be recycled as an energy source with a British thermal unit, or BTU, value ranging from 10,000 to 18,000 BTU/lb. based on the type of contaminant absorbed. As a result, Smart Sponge technology affords many cost effective and environmentally friendly disposal options. The following waste disposal and resource recovery industries have accepted spent Smart Sponge materials for disposal and/or recycling:

On-site Recycling. AbTech Industries has developed a method for recycling spent Smart Sponge and its solidified hydrocarbons, allowing for 100% recycling of the spent-media. This patented process converts solid Smart Sponge media and absorbed hydrocarbons into a liquid that can be sold to a refinery, eliminating disposal costs and generating additional revenue.

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

Engineered Systems and Smart Sponge-based Products Being Sold

In conjunction with developing advanced filtration media, AbTech Industries engineers have also developed a variety of deployment systems that can be retrofitted into existing stormwater and wastewater infrastructure. This solves a major problem for municipalities where aging water infrastructure and increasing enforcement of water quality standards (a result of increased awareness of the detrimental environmental and public health effects) pose one of the largest infrastructure challenges in the coming decades. Municipalities have already determined in the vast majority of cases that so-called centralized solutions are cost-prohibitive or infeasible. These solutions include rerouting combined sewer overflow water and/or even stormwater to wastewater treatment plants for purification (which would also require the construction of new or additional sanitation treatment plant capacity) or building large central stormwater/wastewater treatment “tunnels” underneath municipalities. AbTech Industries’ products enable decentralized solutions at the point-of-entry (e.g. stormdrains, etc.) or at the end of stormwater/combined sewer overflow outfall pipes.

AbTech Industries has engineered a variety of point-of-entry systems that can be dropped into storm drains with little or zero infrastructure disruption and end-of-pipe treatment systems that can be built into the existing water lines to treat the flowing water as it passes through.

The products described below incorporate any of the Smart Sponge medias in one or more of their various forms and are each designed to meet specific market challenges. Each of these products is currently being marketed and sold by the Company. We manufacture the Smart Sponge material in our manufacturing facility using polymers procured from the petrochemical industry. We then use this material to complete the final assembly of each product using component parts produced in-house or to our specification by outside vendors. Each product has application in each of the Company’s targeted markets discussed further under “Markets” below in this item, although the UUFs and end-of-pipe systems are designed primarily for stormwater applications and the gravity and vessel filters have primary application in industrial and produced water markets.

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

Ultra-Urban® Filter

The UUF with Smart Sponge is an innovative low-cost Best Management Practice (“BMP”) that helps meet National Pollution Discharge Elimination System (“NPDES”) requirements with effective filtration, efficient application, and low maintenance. The UUF is a modular filtration unit (or Catch Basin Insert) designed in a variety of shapes and sizes for use in “curb opening” and “top down” storm drains and is used to treat stormwater runoff for new or retrofitted sites by absorbing oil and grease; adsorbing heavy metals and phosphates; and capturing trash and sediment.

The UUF is ideal for municipal, industrial and construction applications ensuring compliance with stormwater regulations. The filter comes in three designs: the Curb Opening, Drain Insert, and Customized Drain Insert. The unique micro porosity of Smart Sponge allows the standard sized CO1414 UUF filter a hydraulic flow rate of more than 200 gallons per minute and has proven effective in removing more than 80% of hydrocarbons and total suspended solids (“TSS”) (300 microns or greater).

The unique design of the Curb Opening Series allows crews to easily hang the appropriate number of filters in each drain on a simple mounting bracket. The product is designed with a lateral bypass to utilize each box as well as an overflow capability to eliminate the potential for street flooding in the event of a plugged filter.

The UUF Drain Insert Series offers the same filtration characteristics of the Curb Opening series for stormwater filtration of hydrocarbons, trash and sediment. The unique micro porosity of Smart Sponge allows the Drain Insert Series DI2020 UUF to have a hydraulic flow rate of more than 500 gallons per minute, and has proven effective in removing more than 80% of hydrocarbons and TSS (300 microns or greater). These units are designed to be suspended beneath a collar installed under the stormwater grates. This simple design allows easy access for maintenance while eliminating the potential for street flooding in the event of a plugged filter.

Customized drain inserts are available for those customers with shallow drains or requiring deeper bed depths. AbTech Industries’ engineers work with customers to understand the site characteristics, including hydraulics and contamination levels in order to confirm the appropriate Smart Sponge bed depth to achieve the project’s filtration goals.

End-of-Pipe Water Treatment Systems (using advanced filtration media like Smart Sponge)

AbTech Industries’ end-of-pipe water treatment systems, which include vaults, horizontal pipe systems and horizontal tank systems, use advanced filtration media such as Smart Paks® as an effective alternative to treating individual catch basins. These systems, which are typically pre-cast vaults, pipes and tanks, are easily retrofitted into existing stormwater systems and are ideal for stormwater treatment at or near the end of pipe. End-of-pipe system sizes can be adapted for various flow rates and contamination levels to solve a wide range of stormwater treatment issues.

AbTech Industries can engineer its end-of-pipe water treatment systems for large projects either as stand-alone applications or as part of a treatment train to polish water working in conjunction with retention ponds or hydrodynamic separators. These engineered solutions can be direct or radial flow, and can easily be adapted to treat the first flush while allowing the later flow of a major storm event to pass around the systems to achieve the hydraulic requirements of the watershed.

SMART PAK®

AbTech Industries' Smart Pak is designed for use in new or existing end-of-pipe systems such as vaults. Smart Paks may be specified with Smart Sponge, Smart Sponge Plus or Smart Sponge HM, to target the contaminants of concern such as oil and grease, trash, debris, sediment, heavy metals, phosphorous and coliform bacteria. Smart Paks help users meet and/or exceed stormwater NPDES permit requirements with effective filtration, absorption, life expectancy and maintenance costs. Smart Pak products are constructed out of AbTech Industries' patented Smart Sponge medias which are nonhazardous materials, and can be specified for a variety of applications. AbTech Industries' Smart Pak allows Smart Sponge technology to be scaled to virtually any size required in an easy-to-maintain form.

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

Industrial Process Water Systems

For the past several years, AbTech Industries has been working on solutions for the industrial process water and wastewater systems market. These systems utilize a combination of components including pretreatment, membranes and ion exchange to purify makeup water (well or surface) streams for various different plant requirements. Some systems may utilize AbTech’s core Smart Sponge technology in the pretreatment, depending upon the contaminants in the source water. With the recently added focus to the industrial sector, AbTech Industries has added personnel with extensive experience in process water systems. The Company has collaborative relationships with engineering contractors and third party manufacturers to provide the best quality systems for its customers.

Produced Water Products

AbTech Industries has developed de-oiling solutions for the produced water market.  These solutions generally are combined with other treatment systems to address the full range of the problematic contaminants present at a given site. AbTech’s de-oiling solutions are designed to remove hydrocarbons as both a pre-filter to protect the other treatment systems in the treatment train, or as polishing agent at the end of the treatment process. One solution for the removal of free oil in produced water is AbTech Industries’ contactor(s) in a pretreatment position.  These consist of contactor tanks that are sized based on flow rate, influent concentration of contaminant, the desired media change out schedule, and space or size constraints.  The contactors used are widely available vessels, including ASME certified pressure vessels that are filled with loose Smart Sponge popcorn media. These systems can be implemented ranging from 300 to 3,000 gallons per minute. While AbTech Industries has field tested several different configurations of these treatment systems, it has not yet sold any of these systems commercially. Over the past several years, AbTech Industries’ focus has been on a new evaporative technology to treat produced water. It is also experimenting with its heavy metal technology to develop cost effective solutions for the treatment of produced water.

Markets

AbTech Industries targets three major markets: stormwater/wastewater, industrial wastewater/process water, and produced water applications for the oil & gas industry. The Company’s products also have application in the spill prevention and control markets (including marine environments), although the Company is not currently focused on this market as a priority.

Stormwater and Wastewater Market

This market consists of municipalities and private sector entities that for regulatory or other reasons are seeking to control the quality of water and other fluids that run off roads and other paved surfaces during wet weather, cleaning or oil spill events. Current customers include municipalities, state agencies, federal agencies, commercial and private developers, industrial facilities and businesses. Stormwater discharges are generated during a rainfall event by runoff from land and impervious areas such as paved streets, parking lots and building rooftops. The runoff water picks up a variety of pollutants, in particular bacteria hydrocarbons and heavy metals in quantities that can adversely affect water quality, and carries those pollutants into nearby rivers, lakes and oceans.

•	Regulatory Drivers to the Stormwater Market – Stormwater discharges are subject to regulation by the EPA, state and local regulatory bodies. Authorized by the Clean Water Act, the NPDES program requires permits for sources that discharge pollutants into bodies of water. Obtaining and complying with NPDES permits requires implementation of stormwater control measures, such as AbTech Industries’ engineered solutions.

Regulation of stormwater is a relatively new occurrence. The first phase of the NPDES program was promulgated in 1990, but the permit requirement was limited to only select regulated entities. The second phase of the NPDES program expanded the permit requirement significantly but did not start until 2003.

Combined Sewer Overflows also must comply with the Clean Water Act and present an opportunity for AbTech Industries’ engineered treatment solutions. Combined sewer systems serve roughly 772 communities in the United States serving 40 million people. In periods of rainfall or snowmelt, the combined stormwater and wastewater volume in a combined sewer system can exceed the capacity of the sewer system or treatment plant. This leads to the direct discharge of untreated sewage and other pollutants to the environment.

Enforcement of stormwater/CSO standards have increased, with EPA compelling installation of stormwater control measures and water quality treatment systems through consent decrees. In recent years, billions of dollars of mandated spending on stormwater/CSO systems has been created through consent decrees.

•	Health and Tourism Concerns Driving the Stormwater Market – One area of the stormwater market that is receiving increased publicity and attention is the water pollution caused by microorganisms (bacteria). Polluted stormwater runoff can expose boaters and swimmers to bacteria, viruses and protozoans. A Southern California epidemiological study revealed that individuals who swim in areas adjacent to flowing storm drain outfalls were 50% more likely to develop a variety of symptoms than those who swim further away from the same drains. These situations are the cause for thousands of beach closings every year, which affect public health and local economies dependent upon tourism and recreation. The Natural Resources Defense Council (“NRDC”) has reported that their research found that the biggest cause of beach closings and advisories is stormwater runoff. According to NRDC’s 2014 Testing the Waters report, in 2012 there were 20,120 days of closings and advisories across the country at ocean, bay and Great Lakes beaches. NRDC reported that more than 80% of the closings and advisories in 2012 were issued because bacteria levels in the beachwater exceeded public health standards, potentially indicating the presence of human or animal waste. This was the eighth time in the prior nine years that the number of beach closing and advisory days exceeded 20,000. Stormwater runoff was reported as the primary known source of known pollution nationwide, consistent with past years, indicating a lack of needed progress on the problem at the national level. NRDC's annual analysis of water quality data at 3,485 coastal U.S. beaches monitored in 2013 found that 10% of all monitoring samples exceeded the EPA's most protective benchmark for assessing swimmer safety, known as the Beach Action Value, or BAV.

•	Going Green Initiatives – Knowing that polluted stormwater runoff is one of the leading causes of water pollution in the country, many companies are including on-site stormwater treatment in their environmental sustainability goals. AbTech Industries’ systems can help companies meet these goals. AbTech Industries’ Smart Sponge technology not only treats polluted water, it is also recyclable, requires no electricity or other power source and can provide users with quantifiable results of its efficacy, thus helping companies demonstrate their “going green” stewardship.

Industrial Wastewater and Process WaterMarket

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

Companies in the industrial market are placing increased emphasis on water recovery and reuse in order to conserve and protect scarce water resources and the environment. These efforts create the need for effective products and services to treat the water to reduce bacteria and remove unwanted contaminants such as oil derivatives and hydrocarbons.

Industrial companies are also required to comply with increasingly stringent discharge regulations, creating the need for products to treat runoff water or discharge water before it leaves an industrial facility. The EPA has classified over 3,000 industrial and electric utility facilities as water pollution dischargers. Each of these facilities provides its own wastewater treatment prior to discharge into an open body of water. The size of many of these plants is equal to or greater than those of many municipalities, and in many instances their processes are more complex than those provided by a municipality because of the nature of the chemical pollutants being treated. The largest industrial user of wastewater treatment processes is the chemical and petrochemical sector. There are more than 12,000 chemical/petrochemical plants in the United States and approximately 90% treat wastewater on-site. In addition, there are approximately 30 to 40 independent industrial off-site plants, most of which handle chemical and petrochemical wastewater, principally from medium-sized and small companies.

Within these vertical markets exist opportunities for AbTech Industries, including phosphorus and heavy metals discharge.  Phosphorus is regulated to ultra-low levels to prevent eutrophication in receiving waters such as rivers, lakes, and other large bodies of water. Many industrial plants deploy biological waste treatment to destroy their organic contaminants.  Phosphorus is a nutrient used in this process, and at times carries over into the discharge.  Selenium is another contaminant of concern within several verticals such as mining, power and oil & gas.  Selenium is known to cause problems to aquatic life and is thus being regulated to ultra-low levels.  Other heavy metals such as mercury, copper, cadmium, arsenic, zinc, iron and chromium, have various discharge limits to which AbTech Industries is focusing its efforts to treat with Ironwood or Smart Sponge HM media.

Produced Water and Frack Water Applications in the Oil & Gas Industry

Oil and gas exploration and production activities result in the production of significant volumes of contaminated water. On average, there is five times as much contaminated water generated as oil or gas. Approximately 75% of this water is re-injected into the formation to maintain pressure or deep well re-injected at another site. In a traditional oil production field this water is called “produced water.” In fracking operations this can include “frac flowback water” and in gas fields this could include “gas condensate water.” Approximately 25% of all water generated from the exploration and production activities must be treated for either reuse in operations or for discharge to the environment under an NPDES permit. According to the EPA, the Clean Water Act prohibits the discharge of oil or oily waste into or upon the navigable waters of the United States or the waters of the contiguous zone if such discharge causes a film or sheen upon the surface of the water. Violators are subject to a monetary penalty. The attributes of AbTech Industries’ Smart Sponge technology and its ability to remove “oily sheen” make it especially suited to service this market. Smart Sponge can be used as a pretreatment system to remove diesel range organics and free oils prior to additional treatment by downstream technologies to remove or reduce contaminants such as volatile organic compounds, dissolved solids, bacteria, heavy metals and phosphates.

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

Sales, Distribution, and Marketing Support

Historically, the Company has generated revenues by selling its products directly to end customers, through distributors in key geographic markets and, in recent years, through alliances to penetrate key market segments such as municipal stormwater, federal facilities and industrial process water. The Company pursued contracts that would enable it to bring its stormwater expertise to all phases of rebuilding projects, including the design, installation and operation of water treatment systems. The Company signed its first contract for such a project with the County of Nassau in October 2013. After more than a year of work on this project which progressed slowly and was hampered by many delays, the contract was suspended by Nassau County in May 2015, following the announcement of the federal investigation of a state senator, Dean Skelos, and his son Adam Skelos, who had acted as a consultant to the Company. As a consequence of the negative publicity for the Company surrounding these events, the Company began to direct a greater portion of its sales efforts towards non-stormwater applications of its products in commercial and industrial markets, while continuing to support stormwater product sales through direct sales staff and through distributors in domestic and international markets. In 2015 and 2016, the Company hired a team of seasoned sales professionals with extensive experience in industrial markets. Through its research and development efforts the Company has made strides to develop new products and refine existing products for these new markets intended to provide effective solutions for the treatment of produced water in the mining and drilling (fracking) industries, filtration of process water used in industrial applications and the filtration of heavy metals from water in a variety of applications. This is a time consuming process that requires significant testing in the lab and in the field to demonstrate efficacy.

Stormwater and Wastewater Market

AbTech Industries’ approach to the stormwater/wastewater market is now focused on product sales in the commercial, industrial and public (municipalities and cities) markets. The Company is primarily using a direct sales approach with its own sales staff to identify and address market opportunities in the United States. It also uses distributors and manufacturer representatives in specific geographic market areas. In markets outside the United States, the Company uses distributors with exclusive and non-exclusive marketing rights in specific geographic areas.

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

AbTech Industries’ products have been assessed by several consultants and institutions. The tests performed by these entities, along with the extensive testing completed by the Company, have involved various types of contaminants, contaminant concentrations, flow rates, filter residence times and other factors. These tests, conducted over many years, have led the Company to design its products for the applications where Smart Sponge material performs best and have provided the data needed to validate performance claims for each of the various applications for which such products are currently being marketed. Testing is an ongoing process for the Company as we continue to seek new ways to improve performance and expand efficacy. Consultants used in the past to assess our products include:

•	Alden Labs. Alden, a recognized leader in the field of research and development, is the oldest continuously operating hydraulic laboratory in the United States and one of the oldest in the world. Alden has completed a variety of tests on AbTech Industries’ SMART PAK for hydraulic conductivity and sediment removal in vault configurations.

•	North America Science Associates (“NAMSA”). For over 40 years, NAMSA has been supporting the medical device and pharmaceutical industries through a wide variety of testing services, all designed to ensure safety, efficacy and regulatory compliance. NAMSA has completed extensive lab efficiency tests for Smart Sponge Plus materials using varied concentrations of bacteria and exposure times.

•	Millsaps College. Millsaps is a private liberal arts college located in Jackson, Mississippi. Through the Department of Geology, Millsaps has cooperated with AbTech Industries to test the Smart Sponge’s absorption capability with different hydrocarbons, Smart Sponge porosity and performance claims for the UUF and other products designed for the aviation industry. Millsaps has completed testing for many other large corporations including 3M, Dow, Clorox and Ergon, a local supplier of polypropylene fibers and sorbents for oil spills.

•	HydroQual Inc. HydroQual (now HDR, Inc.) is an environmental engineering and science firm. With a staff of over 100 employees, HydroQual addresses issues dealing with water quality, TMDL analyses, floatables pollution, water and wastewater treatment. HydroQual has performed a variety of tests to validate AbTech Industries’ claims regarding the performance of the Smart Sponge.

•	University of California, Los Angeles (“UCLA”). The UCLA Department of Engineering and Environmental Sciences provided independent validation of early versions of AbTech Industries’ Ultra-Urban Filter.

Competition

Industrial Markets

There are three key areas of industrial focus, which include oil removal, phosphorus and heavy metals reduction and process water systems.

1.  Oil Reduction.  AbTech’s Smart Sponge media is designed to be applied in oil and grease polishing applications within the Oil & Gas and Food & Beverage industries.  The competition consists of mechanical removal unit processes like Dissolved Air Flotation and gravity sedimentation, in addition to filtrations systems such as walnut shell filtration, media filters and ultra-filtration.

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

2.  Phosphorus and Metals Reduction.  AbTech’s Ironwood and Smart Sponge HM medias are designed to remove phosphorus and heavy metals in polishing applications within multiple vertical markets.  The competition consists of conventional precipitation followed by gravity sedimentation or media filtration, or ion exchange, adsorptive media, zero valent iron and ultrafiltration.

•	Ion Exchange: Ion exchange resin is a solution for treatment of heavy metals. Ion exchange is a reversible chemical reaction wherein an ion from a wastewater solution is exchanged for a similarly charged ion attached to an immobile solid particle. The solid ion exchange particles predominantly used today are synthetically produced organic resins. An organic ion exchange resin is composed of high molecular weight polyelectrolytes that can exchange their mobile ions for ions of a similar charge from the wastewater. Each resin has a distinct number of mobile ion sites that set the maximum quantity of exchanges per unit of resin. When all the sites are used up, the resin exhausts. Spent resin can be regenerated either at the customer’s site, or a more typical approach is to send the resin offsite for regeneration under a service contract. Ion exchange can have a high operational cost due to high regeneration frequency and high transportation/regulatory expenses incurred by the service supplier. Ironwood uses an iron based adsorptive media in a chelating mechanism to remove metals. Ironwood offers higher removal capacity and longer runs between regenerations. Furthermore, the regeneration step is simple, using low quantities of chemical and shorter times, allowing the regenerant solution to be recycled to a primary metals precipitation within the customer’s site. There are numerous wastewater ion exchange systems suppliers, including Prochem, Suez, Evoqua, Wastech and Trinetics.

•	Adsorptive Media: There are several adsorptive medias in the market, including both iron and aluminum based materials. Suppliers of adsorptive media include Mar Systems, Blue Water Technologies and Westech.

•	Zero Valent Iron: Zero Valent Iron (“ZVI”), elemental metallic iron, reduces waterborne inorganic ions, releasing soluble Fe(II) in their place, which oxidizes further into Fe(III). These characteristics allow ZVI to convert oxidized elements, which may be toxic and soluble in water, into immobile solid forms. ZVI systems are designed to reduce contaminants such as selenium, arsenic, lead and mercury and other pollutants. ZVI is known to have long retention times (hours) resulting in a large footprint and high initial capital cost (“CAPEX”). Ironwood is able to achieve comparable results with lower retention times. Suppliers of ZVI systems are Evoqua, Zero Valent Iron Solutions and Tersus Environmental.

•	Ultrafiltration: Ultrafiltration (UF) systems are being used to treat for phosphorus reduction. Membrane based systems can reduce the total phosphorus to low levels, but soluble ortho-phosphates will pass through the membrane. UF systems are high in initial capital cost (“CAPEX”) and operating cost (“OPEX”). Ironwood and Smart Sponge HM reduce phosphorus to ultra-low levels. The metal nanocomposites in the media have a high capacity for phosphorus removal. Suppliers of UF membrane systems are “Evoqua, Pall, Koch Membrane Systems and Hydranautics.

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

Competitive Position – Industrial

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

Stormwater Products

Four key factors differentiate AbTech Industries’ stormwater products from other filters in the stormwater market:

•	Anti-microbial capability. AbTech Industries’ Smart Sponge filtration media, when treated with an anti-microbial agent, can reduce bacteria and other microbes flowing through the filter. Smart Sponge products are available with or without the added anti-microbial agent.

•	Structural Filter. AbTech Industries’ UUF and end-of-pipe systems are designed so that the entire structure is involved in the filtration process. Most other products have inserted pads or pillows that allow some hydrocarbon removal, but the UUF directs the entire water flow through the filtration media thus enhancing the effectiveness of the filter.

•	Superior Filtration Media. An essential and superior feature of Smart Sponge filtration medium is its ability to absorb hydrocarbons and prohibit them from being released back into the water flow when there are subsequent rain events. The reason for this is that AbTech Industries’ proprietary blend of polymers is both hydrophobic (repels water) and oleophilic, which means that hydrocarbons are bonded within its chemical matrix and cannot be washed off, squeezed out or leached out of the material during subsequent wetting or rain events. There are various materials used by competitors for stormwater filtration that do not have this absorbent characteristic, instead they feature an adsorbent capability that merely attracts hydrocarbons to their surface area, but cannot prevent them from leaching back into the environment during subsequent rain events. The most commonly used adsorbent in the market is polypropylene, which is currently used in many sorbent products used for oil spill clean-up. Although it is generally accepted that adsorbents are clearly inferior to absorbents in their ability to capture and remove hydrocarbons from stormwater flows, they are widely used because of the low comparative cost. AbTech Industries has performed numerous laboratory and field tests that verify its products’ absorption capabilities and other performance features dealing with the removal of trash, sediment, debris, and other contaminants. Central to these test data is the incontrovertible conclusion that AbTech Industries’ Smart Sponge filtration medium is an absorbent.

•	Porous Structure. AbTech Industries’ Smart Sponge technology maximizes the effectiveness of the oil-absorbing polymers by forming them into an extremely porous structure that allows effective, long-lasting absorption without clogging or channeling, which is common among filter media in a powder or particulate form.

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

The primary vendors of HDS systems are: ConTech (CDS Technologies, Vortechs), Stormceptor and Baysaver Technologies.

•	Catch Basin Inserts. Competing products in this category include the following:

o	“DrainPac” by United Storm Water, Inc.
o	“StormBasin” by Fabco Industries
o	“Fossil Filter” and “Flow Guard” by Kristar
o	“Grate Inlet Skimmer Box” by Suntree Technologies
o	“Aqua-Guardian” by AquaShield
o	“Inceptor” by Stormdrain Solutions
o	“Hydro-Cartridge” by Advanced Aquatic Products
o	“Ultra-HydroKleen” by Ultra Tech International

•	Water retention or infiltration systems. Another solution for the treatment of stormwater is the use of water retention systems and other “Green Infrastructure” solutions that are designed for infiltration of stormwater or redirection of such stormwater to areas where the water can be stored and allowed to naturally percolate into the ground without the use of any filtration technology or treatment system. These systems generally require a relatively large amount of land to be used effectively and therefore are often cost prohibitive or impractical where available land is scarce.

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

Intellectual Property, Research, and Development

Intellectual Property

Patents

AbTech Industries endeavors to protect the intellectual property it develops through its research and development efforts. The United States Patent Office has issued AbTech Industries and its subsidiary 18 patents related to the Smart Sponge technology and products including a patent issued on March 6, 2018, involving the process to recycle spent Smart Sponge and its solidified hydrocarbons. Additionally, three of the patent applications have been pursued internationally with patents issued in Australia, Canada, China, France, Great Britain, Italy, Japan, Korea, Mexico and Singapore. AbTech Industries is pursuing patent protection for other technologies that it believes are patentable and intends to pursue patent protection for new patentable technologies that it may develop. AbTech Industries’ success depends, in part, on its ability to maintain trade secrecy protection and operate without infringing on the proprietary rights of third parties. The table below lists the unexpired patents issued to the Company as of December 31, 2017 and their duration. Several of these patents have or will expire in 2018.

Patent Number	Issue Date	Expiration Date
US Pat. #6,344,519B1	2/5/2002	1/9/2018
US Pat. #6,099,723	8/8/2002	6/5/2018
US Pat. #6,080,307	6/27/2000	9/29/2018
US Pat. #6,106,707	8/22/2000	2/17/2019
US Pat. #6,541,569	4/1/2003	4/7/2018
US Pat. #6,143,172	11/7/2000	1/25/2019
US Pat. #6,231,758	5/15/2001	8/22/2020
US Pat. #6,531,059	3/11/2003	11/3/2020
US Pat. #6,712,976B2	3/30/2004	9/13/2021
US Pat. #6,723,791B2	4/20/2004	12/31/2021
US Pat. #7,094,338B2	8/22/2006	2/21/2023
US Pat #7,048,878B2	5/23/2006	3/24/2023
US Pat. #7,125,823B2	10/4/2006	1/29/2024
US Pat. #7,229,560B2	6/12/2007	12/6/2024
US Pat. #7,229,559B2	6/12/2007	2/27/2024
US Pat. #9,909,069 B2	3/6/2018	11/13/2034
US Pat. #7,066,023B2 (issued to subsidiary – Environmental Security Corporation)	6/27/2006	7/14/2024
Singapore Pat. #66582	6/20/2000	1/9/2018
Singapore Pat. #103019	7/31/2006	9/13/2022
Australia Pat. #732308	7/26/2001	1/9/2018
Australia Pat. #751991	12/19/2002	2/17/2019
Canada Pat. #2,277,163	5/10/2005	1/9/2018
Canada Pat. #2321108	5/26/2009	2/17/2019
Canada Pat. #2460511	11/27/2012	9/13/2022
China Pat. #ZL98801774.1	4/19/2006	1/9/2018
Mexico Pat. #232768	12/05/2005	1/9/2018
Japan Pat. #4470133	3/12/2010	2/17/2019
Italy Pat. #1073610B1	1/4/2009	2/17/2019
EEU Pat. #0973593 (France, Great Britain, Italy)	12/01/2004	1/9/2018
EEU Pat, #1436470	7/3/2013	9/13/2022

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

Research and Development

The current Smart Sponge technology has prompted the development of a robust line of products. However, to ensure future growth, new products and technologies must be developed. The Company attempts to focus its research and development efforts on projects with reasonable commercial potential, both in terms of revenue and in terms of profit margins, where the resulting products would be inherently differentiated from competing products, if any, or allow AbTech Industries to fill a critical gap in its products offering. In addition, the development time to achieve the new technology or product must be reasonable. For the fiscal years ended December 31, 2017 and 2016, the Company spent $937,991 and $1,145,950, respectively, on research and development activities, none of which was borne directly by customers.

One of AbTech Industries’ most active development programs is focused on the treatment and removal of heavy metals, naturally occurring radioactive materials (NORMs) and phosphates from contaminated water. In 2014, AbTech Industries signed an exclusive license agreement for a highly effective heavy metals removal media that can be used to target heavy metal contamination in the stormwater and mining industries, including removal of selenium VI, a highly toxic heavy metal. This technology can be used in its raw form (referred to as “Ironwood”) or combined with Smart Sponge media to form a Smart Sponge HM product. In 2016, AbTech Industries produced its first batches of the raw Ironwood media at its manufacturing facility in Phoenix, Arizona. In 2017, AbTech Industries installed a more permanent system for manufacturing the Ironwood media in the same facility and continued testing the media in a variety of commercial applications. The Company expects to continue testing the heavy metal technology in various configurations and commercial applications during 2018 and has begun selling Smart Sponge HM products for some applications.

AbTech Industries is also involved in the development of an evaporative technology designed to treat produced water, including frac flowback water, on-site by evaporating the water and reducing the volume of water by more than 80%. This solution reduces the volume of water that needs to be trucked to reinjection wells and returns the vast majority of the water, in the form of clean water vapor, back to the environment. The technology uses thin film direct convection in a closed reaction chamber. This thermal process can use as its energy source the flare gas or well head gas available at the oil and gas production site. The technology is designed to be straightforward and robust in order to be reliable under very difficult operating conditions. Unlike AbTech’s other products, this product does not use Smart Sponge in any form. During 2016 and 2017, this technology was improved and refined as it underwent various tests in the lab and in the field. The Company believes that this technology holds great promise and is continuing its development efforts in 2018. However, even at this advanced stage of development, there can be no assurance that a commercially viable product will be available for sale in the near term.

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

AbTech Industries’ strategy on all of these projects is to partner with third parties (universities, engineering companies and other commercial partners) for experimentation and validation of proposed concepts. AbTech Industries has worked cooperatively with North Carolina State University, University of North Carolina Coastal Studies Institute, West Virginia University National Environmental Service Center, Millsaps College, California State University at Fullerton, Alden Labs, APEX Laboratories, Brooks Rand, ABC Labs, NAMSA and Hydroqual, Inc. (now HDR, Inc.), on various projects and is looking at other qualified partners for specific projects.

Manufacturing and Engineering

The polymer raw materials used by the Company to manufacture Smart Sponge are readily available from the petrochemical industry. These polymers are used extensively in other non-related consumer products, road paving materials and various component parts in the auto industry. The Company’s primary suppliers of these polymers are Harwick Standard Distribution Corp., LCY Elastomers, SK Global Chemicals and JS Tech, Ltd. The Company’s supplier of corrugated plastic used in the manufacture of UUFs is Numatech West (KMP) LLC. The antimicrobial agent used by the Company in manufacturing Smart Sponge Plus material was procured from Apollo Chemical Company although no purchases of this material were made in either 2017 or 2016.

AbTech Industries currently plans to handle the production of its Smart Sponge products at its 13,000 square foot manufacturing facility in Phoenix, Arizona. The Company made its first attempt at manufacturing the Ironwood heavy metal media at its Phoenix facility in 2016 on a relatively small scale with a temporary setup. In 2017 the Company installed equipment and infrastructure to establish a more permanent capability for the production of Ironwood and has conducted trial runs with the newly installed equipment. Currently, the Company intends to outsource the manufacture of its evaporative technology products to an outside vendor. As demand for Smart Sponge products increases, AbTech Industries, while maintaining its core engineering and manufacturing competencies, may begin to develop a manufacturing outsourcing network capable of supplying existing and future products around the world although there are no current plans for such a network. For now, AbTech Industries will fully utilize its internal manufacturing capabilities. While maximizing the capacity of its current facility, AbTech Industries may, in the future, search out and train outsourcing partners in the United States and other regions. As production volumes increase, AbTech Industries intends to further evaluate the value proposition of outsourcing the manufacture of all components and most of the finished products, focusing on total quality and consistency. Due to the very atypical process and equipment used in AbTech Industries’ manufacturing, it is unclear at this time if a suitable manufacturing partner exists.

Regulatory

In 2009, AbTech Industries filed an application with the EPA for registration of Smart Sponge Plus under FIFRA. In July 2010, AbTech Industries received notice of a time-limited registration under FIFRA from the EPA that contained certain conditions requiring AbTech Industries to submit additional acute aquatic toxicity data regarding the active ingredient in Smart Sponge Plus to the EPA. Subsequently, the EPA granted various extensions of the time-limited registration to December 31, 2014. In December 2014, the Company received notice from the EPA that the conditional registration for its Smart Sponge Plus products was no longer subject to a time limitation and the pending submission of additional data, as required by the EPA’s original time-limited conditional registration approval, will not be required from AbTech until the agency requires all registrants of similar products to submit such data. Under the current registration, the Company is allowed to sell its Smart Sponge Plus products for the intended uses with EPA approved labeling. The EPA registration number for Smart Sponge Plus is 86256-1. The Company has also registered Smart Sponge Plus in many states within the United States of America. In the state of California, the Company’s application for the registration of Smart Sponge Plus has been denied and the Company currently is not able to sell Smart Sponge Plus products in the state of California. While the Company is continuing its efforts to obtain regulatory approval in the state of California, there is no assurance that such approval will be granted.

Employees

As of March 30, 2018, we had 13 full-time employees and no part-time employees. Six of these individuals are involved in sales and marketing; three in production; one in engineering and three in administrative functions.

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

We have incurred net losses since our inception. The Company had a net loss of approximately $4.3 million during the fiscal year ended December 31, 2017. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. There can be no assurance that future operations will be profitable. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

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

The development and expansion of our business will require additional funds. In the future, we may seek additional equity or debt financing to provide capital for our Company. Such financing may not be available or may not be available on satisfactory terms. If financing is not available on satisfactory terms, we may be unable to expand our operations. While debt financing will enable us to expand our business more rapidly than we otherwise would be able to do, debt financing increases expenses and we must repay the debt regardless of our operating results. Our inability or failure to timely repay such indebtedness could cause significant harm to our financial position and harm our business and operations. Future equity financings could result in dilution to our stockholders.

The most recent global financial crisis, which has included, among other things, significant reductions in available capital and liquidity from banks and other providers of credit, substantial reductions or fluctuations in equity and currency values worldwide, and concerns that similar crisis may occur in the future, may make it difficult for us to raise additional capital or obtain additional credit, when needed, on acceptable terms or at all.

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

The Company has completed several debt financings and is subject to the normal risks associated with debt financing, including the risk that our cash flow will be insufficient to meet required payments of principal and interest and the risk that we will not be able to renew, repay, or refinance our debt when it matures or that the terms of any renewal or refinancing will not be as favorable as the existing terms of that debt. As of December 31, 2017, the Company had $1 million of outstanding indebtedness under three promissory notes payable. In March 2017, the debt holder and the Company mutually agreed to extend the maturity dates of these notes to April 30, 2017. As of December 31, 2017, this $1 million of outstanding debt was in technical default because it had not been extended or repaid as of its maturity date. In addition, the Company had $45,546 of additional outstanding debt that matures in 2018, other debt of $7,413,000 with no specific due date which may become due in 2018, and accrued interest payable of $1,005,983. Our level of indebtedness may restrict our operations now or in the future.

We are presently in technical default under three promissory notes for not repaying the obligations owed thereunder prior to maturity. Should the holders of such notes pursue collection or any other remedies to which they are entitled, this would be expected to have a material adverse effect on our operations.

As of December 31, 2017, we were in default under three promissory notes payable with an aggregate principal amount of $1,000,000 outstanding for failure to repay the obligations thereunder prior to maturity. We currently do not have sufficient liquidity, including cash on hand, to repay this indebtedness. While the Company does not expect the noteholder to accelerate the indebtedness, the noteholder may do so at any time, or may initiate foreclosure actions, or seek any other remedies permitted by the terms of the notes and applicable law. There can be no assurances that the noteholder will not accelerate. We are currently in discussions to extend the maturity date and have the event of default waived; however, there can be no assurances that such discussions will be successful. Should the debtholder seek to accelerate the indebtedness, the Company could be required to discontinue or significantly reduce the scope of its operations if no other means of financing or refinancing are available. Such acceleration of the indebtedness could have a material adverse effect on our operations and financial condition.

We have debt outstanding that is secured by all of the assets of the Company.

During 2014 and 2015, we issued promissory notes that were secured by all of the assets of the Company, including its intellectual property. As of December 31, 2017, two secured promissory notes, having a senior security interest in the assets of the Company and an aggregate principal amount of $294,546, were outstanding. If we are unable to pay our obligations to our secured lenders, they could proceed against any or all of the collateral securing our indebtedness to them which could prevent the Company from continuing its operations in whole or in part.

You may suffer dilution if the secured notes are converted to common stock.

As of December 31, 2017, the Company had $794,546 of convertible notes outstanding that, if converted, would require the company to issue approximately 3.1 million shares of common stock. In addition, the Company may offer more favorable conversion terms to the holders of the convertible notes if it determines that the conversion of such notes on the more favorable terms is in the best interest of the Company. Such conversion would cause the percentage ownership of our current stockholders to be diluted.

We have other debt outstanding that may eventually be converted to common stock.

During the years ended December 31, 2017 and 2016, the Company received cash advances totaling $7,413,000 from related party stockholders holding more than 5% of our shares of outstanding common stock. The Company may offer these debt holders the option to convert their debt to common stock in the future if the Company is unable to repay the debt or if it determines that the conversion of such debt will be in the best interest of the Company. Such conversion would cause the percentage ownership of our current stockholders to be diluted and may depress the market price of our common stock.

Our independent auditors have expressed substantial doubt about the Company’s ability to continue as a going concern, which may hinder our ability to obtain future financing.

In their report dated April 3, 2018, our independent registered public accounting firm included an emphasis-of-matter paragraph with respect to our financial statements for the fiscal year ended December 31, 2017 concerning the Company’s assumption that it will continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of recurring losses from operations. To date, each of Abtech Holdings and AbTech Industries has only incurred net operating losses resulting in a significant accumulated deficit. Our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, and to generate revenue from our operations. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful. The Company plans to raise additional capital in the near term and is currently considering the various options available for raising such capital.

We depend on our officers and key employees who would be difficult to replace, and our business will likely be harmed if we lose their services or cannot hire additional qualified personnel.

Our success depends substantially on the efforts and abilities of our officers and other key employees. AbTech Industries has employment agreements with its chief executive officer and its chief financial officer, and certain key employees, but we do not think those agreements limit any employee’s ability to terminate his or her employment. We have key person life insurance on Glenn R. Rink, our president, chief executive officer and a director, but we do not have key person life insurance covering any of our other officers or other key employees. The loss of services of one or more of our officers or key employees or the inability to add key personnel could have a material adverse effect on our business. Competition for experienced personnel in our industry is substantial. Our success depends in part on our ability to attract, hire, and retain qualified personnel. In addition, if any of our officers or other key employees join a competitor or form a competing company, we may lose some of our customers.

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

The effects of the most recent global economic downturn may continue to have an adverse impact on our business, operating results, or financial condition.

The most recent global economic downturn caused disruptions and volatility in global financial markets and increased rates of default and bankruptcy and has impacted levels of consumer and commercial spending. While the global economy is recovering, we are unable to predict the duration, severity or pace of recovery of the global economic and financial crisis, or the long-term effects it will have on our business. There can be no assurance that any actions we may take in response to any future deterioration in general economic and financial conditions will be sufficient. A protracted continuation or worsening of global economic conditions or disruptions in the financial markets could have a material adverse effect on our business, financial condition, or results of operations.

If we do not achieve broad market acceptance of our products and services, we may not be successful.

Although we believe our products and services will serve existing needs in the markets in which we operate, our delivery of these products and services is unique and subject to broad market acceptance. As is typical of any new product or service, the demand for and market acceptance of these products and services are highly uncertain. We cannot assure you that any of our products and services will be commercialized on a widespread basis. The commercial acceptance of our products and services may be affected by a number of factors, including the willingness of municipalities and other commercial and industrial entities to use our products and services to control the quality of water and other fluids. If the markets for our products and services fail to develop on a meaningful basis, if they develop more slowly than we anticipate, or if our products and services fail to achieve sufficient market acceptance, our business and future results of operations could be adversely affected.

Because our products may be designed to provide a solution which competes with existing methods, we are likely to face resistance to change, which could impede our ability to commercialize our business.

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

If we experience rapid growth and we are not able to manage our growth successfully, our inability to manage the growth could adversely affect our business, financial condition, and results of operations.

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

The market for our products is highly competitive, and there can be no assurance that competitors will not emerge with comparable products or technologies.

The markets for our products and services are expected to remain highly competitive. While we believe our products are unique and have some patent protection for the underlying technologies, or unique trade secrets, there can be no assurance that competitors will not emerge with comparable products or technologies. There are a number of large companies involved in the same businesses as us, but with larger more established sales and marketing organizations, technical staff, and financial resources. We may establish marketing and distribution partnerships or alliances with some of these companies, but there can be no assurance that such alliances will be formed.

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

Recent changes to U.S. tax laws may adversely affect our financial condition or results of operation and create the risk that we may need to adjust our accounting for these changes.

The Tax Cuts and Jobs Act (the “Act”), enacted on December 22, 2017, makes significant changes to U.S. tax laws and includes numerous provisions that affect businesses, including ours. The Act is unclear in certain respects and will require interpretations and implementing regulations by the Internal Revenue Service, as well as state tax authorities, and the Act could be subject to amendments and technical corrections, any of which could lessen or increase the adverse (and positive) impacts of the Act. The accounting treatment of these tax law changes is complex, and some of the changes may affect both current and future periods. Others will primarily affect future periods. Consistent with guidance from the Securities and Exchange Commission, our financial statements reflect our estimates of the tax effects of the Act on us to the extent we have been able to make such preliminary determinations. Although we believe these estimates are reasonable, they are provisional and may be adjusted prior to the end of 2018. We intend to complete accounting for the Act by the end of fiscal 2018. Any adjustments to our provisional estimates or the effects of currently unknown impacts of the Act on us could affect our current or future financial statements, or both.

The imposition of tariffs or duties on imported metals could significantly increase the price of the metals we purchase from international suppliers and/or shortages in the supply of raw materials.

On April 19, 2017, the U.S. Department of Commerce (the “DOC”) initiated an investigation under Section 232 of the Trade Expansion Act of 1962 to determine the effects of steel imports on U.S. national security. On January 11, 2018, the DOC submitted its investigation report to the President, who, on March 8, 2018, signed two Presidential Proclamations imposing a 25% tariff on steel, and a 10% tariff on aluminum, imported from all countries except Canada and Mexico beginning on March 23, 2018. The imposition of these, or any future imposition of tariffs or duties, is expected to have a pervasive impact on the metals market in which we operate and could result in a decrease in imports and higher prices for those imports which are sold into the U.S. If we buy metals internationally, we may be unable to pass through the higher costs to our customers, which could adversely impact our financial condition and operating results. In addition, a decrease in imports could cause a disruption or shortage in the availability of the raw materials that we buy, which could limit our ability to meet our customer's demand or purchase material at competitive prices. This could cause us to lose sales, incur additional costs, or suffer harm to our reputation, all of which may adversely affect our operating results.

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

A significant portion of our strategy will rely upon our ability to successfully rationalize and improve the efficiency of our operations. In particular, our strategy relies on our ability to reduce our production costs in order to remain competitive. If we are unable to continue to successfully implement cost reduction measures, or if these efforts do not generate the level of cost savings that we expect going forward or result in higher than expected costs, there could be a material adverse effect on our business, financial condition, results of operations, or cash flows.

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

Our failure to protect our intellectual property rights may undermine our competitive position, and litigation to protect our intellectual property rights or defend against third-party allegations of infringement may result in significant costs, which could harm our financial position and results of operations.

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

The SEC is conducting an investigation involving the Company, the results of which could have a material impact on the Company financial position, operating results, and cash flows.

On May 28, 2015, the Company received a subpoena that stated that the staff of the SEC is conducting an investigation In the Matter of Abtech Holdings, Inc. (NY-9262) (see PART I. Item 3. “Legal Proceedings” below). In 2016 and 2017, the SEC issued additional subpoenas pertaining to this investigation to two officers, a director, a prior director, a prior employee of the Company, the Company’s independent registered public accounting firm and several law firms who have counseled the Company. We cannot estimate the full impact that this investigation and any results it may have on the Company’s financial position, operating results or cash flows. In addition to significant monetary costs and the impact on our business as a result of the subpoena and investigation, and any outcome thereof, there may be adverse publicity associated with this matter that could result in reputational harm to us that may adversely affect our business, stock price, results of operations and financial condition. Further, the investigation has caused senior management to divert significant time and resources from managing the business operations. We have not yet recorded a liability related to the cost of resolving of this matter although we have incurred and recognized material compliance costs to date. At this time, no estimate of the possible loss or range of loss can be made. In the meantime, we are continuing to incur significant legal fees for compliance with the SEC subpoenas.

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

Although our common stock is quoted on the OTCQB under the symbol “ABHD,” there is a limited public market for our common stock. No assurance can be given that an active market will develop or that a stockholder will ever be able to liquidate its shares of common stock without considerable delay, if at all. Many brokerage firms may not be willing to effect transactions in our securities. Even if a purchaser finds a broker willing to effect a transaction in our securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Furthermore, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political, and market conditions, such as recessions, interest rates, or international currency fluctuations may adversely affect the market price and liquidity of our common stock.

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

We have historically not paid dividends to our stockholders, and management does not anticipate paying any cash dividends on our common stock to our stockholders for the foreseeable future. Any determination we make regarding dividends will be at the discretion of our Board of Directors and will depend on our results of operations, our financial condition, contractual restrictions, restrictions imposed by applicable law, and other factors our Board of Directors deem relevant. Even if the funds are legally available for distribution, we may nevertheless decide not to pay any dividends or may be restricted from paying dividends due to the covenants in any future financing agreements. We presently intend to retain future earnings, if any, for use in the operation and expansion of our business.

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

On May 28, 2015, the Company received a subpoena from the U.S. Securities and Exchange Commission (“SEC”) that stated that the staff of the SEC is conducting an investigation In the Matter of Abtech Holdings, Inc. (NY-9262).  Generally, the SEC’s subpoena asked for all documents, agreements, and communications concerning (i) the Company’s Contract for Services with Nassau County, New York, dated October 8, 2013; (ii) Dean Skelos, his son, Adam Skelos, who acted as a consultant to the Company, and their related entities; (iii) SLC Clean Water, LLC, Axiom, Glenwood Management, and a number of other listed individuals and entities; (iv) certain Board and Board committee minutes and related materials; (v) certain policies, procedures, and internal controls in effect at the Company; (vi) certain communications with the Company’s independent registered public accounting firm, transfer agent, potential and current investors, broker-dealers, investment advisors, and finders; and (vii) certain other organizational and financial account information of the Company.  The Company has provided a substantial number of documents in response to the SEC subpoena.  In 2016 and 2017, the SEC issued additional subpoenas pertaining to this investigation to two officers, a director, a prior director, a prior employee of the Company, the Company’s independent registered public accounting firm and several law firms who have counseled the Company from 2013 to the present.

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

As of December 31, 2017, the Company had incurred approximately $3,490,000 in legal fees and other costs related to the matters described above, including approximately $1,431,000 incurred during 2017. The Company cannot estimate at this time the cost of additional legal representation in resolving the SEC investigation, the JCOPE investigation or pursuing legal action pursuant to the Stockholder Proposal.

The Company has filed a claim for coverage for some of these legal fees under a liability insurance policy. The insurer denied the claim and the Company engaged legal counsel to dispute the insurer’s denial of the claim. After an unsuccessful attempt to resolve the dispute through mediation, the Company filed a formal complaint against the insurer on July 11, 2016, in the United States District Court for the Southern District of New York. In December 2016, the insurer remitted a payment to the Company of $465,187 for a portion of the claim that the insurer determined to be covered by the policy. During 2017, the insurer remitted additional payments totaling $1,138,984 to the Company, or directly to the applicable law firms, for legal fees related to these matters. The payments made by the insurer were offset against other selling, general and administrative operating expenses in the periods in which such payments were received. The ultimate outcome of the litigation with the insurer cannot be determined at this time.

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

	Sales Price of Common Stock
Quarter ended	High	Low

December 31, 2017	$0.0180	$0.0126

September 30, 2017	$0.0190	$0.0105

June 30, 2017	$0.0240	$0.0110

March 31, 2017	$0.0175	$0.0061

December 31, 2016	$0.0330	$0.0019

September 30, 2016	$0.0440	$0.0250

June 30, 2016	$0.0440	$0.0191

March 31, 2016	$0.0300	$0.0189

Stockholders

As of March 28, 2018 there were 191 stockholders of record of our common stock and approximately 2,000 additional “street name” holders whose shares are held of record by banks, brokers and other financial institutions. Our transfer agent is Worldwide Stock Transfer, LLC. The transfer agent’s address is 1 University Plaza, Suite 505, Hackensack, New Jersey 07601.

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

Unregistered Sales of Equity Securities

There were no unregistered sales of our equity securities during the fiscal year ended December 31, 2017.

Repurchases of Equity Securities by the Issuer and Affiliated Purchases

There were no issuer repurchases of our equity securities during the fiscal year ended December 31, 2017.

ITEM 6.	SELECTED FINANCIAL INFORMATION.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

Forward-Looking Statements and Factors That May Affect Results

You should read the following discussion and analysis in conjunction with our consolidated financial statements and related notes contained elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those set forth under Risk Factors. Please refer to the discussion on forward-looking statements contained in this Annual Report on Form 10-K.

Overview

Management is focused on establishing the Company as a reliable provider of water treatment solutions in the emerging markets for the treatment of stormwater, produced water and other industrial water applications. Abtech Holdings, Inc. (the “Company” or “ABHD”) is the parent holding company. Its subsidiary, AbTech Industries, Inc. (“AbTech”), is the operating company that manufactures and sells water treatment products, many of which incorporate its patented Smart Sponge® technology. The operations of AEWS Engineering LLC (“AEWS”), a wholly-owned subsidiary, were transferred to AbTech in 2015 and AEWS is currently dormant. Environmental Security Corporation is also a dormant wholly-owned subsidiary that holds a patent regarding a sensor array technology designed to detect impurities in water flows. This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based on the consolidated operations of ABHD and its subsidiaries.

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

Results of Operations

We generate revenues by selling products and services related to the treatment of contaminated water so that such water can either be discharged or reused. All of our products sold in 2017 and 2016 included some form of Smart Sponge filtration media, which we manufacture, or were accessories used for the deployment of Smart Sponge products, such as diversion collars, vessels and containment cages. Our products include a variety of designs and sizes to effectively address many applications where water treatment is needed. Our revenue in 2017 was comprised of the following:

Product	% of Revenue
Ultra-Urban Filters	63%
Smart Paks	11%
Accessories	10%
Filtration media	9%
Skimmers	3%
Freight & other	4%
Total	100%

We sell our products to distributors, contractors, original equipment manufacturers and end-users.

Comparison of the years ended December 31, 2017 and 2016

Revenue

Revenues for the year ended December 31, 2017 increased by $263,151 to $573,107, or 85%, compared to revenues in 2016. The increase was due entirely to the increase in the quantity of product sales and included several relatively large orders from prior customers as well as the Company’s first sale of Ultra-Urban® Filters containing a filtration media that combined Smart Sponge® polymer with the Company’s new licensed media for filtering heavy metals. Sales in 2017 continued to be predominantly comprised of products used in stormwater treatment applications although approximately 7% of product sales in 2017 were for industrial applications. The Company has continued its redirected sales effort to focus more resources on non-stormwater applications of its products while continuing to support stormwater product sales through direct sales staff and through distributors in international markets. The Company’s redirected sales efforts did not have a significant impact on revenue in 2017 as most of the new opportunities being pursued have long lead times and involve the development and testing of new or modified products.

In 2017, our largest customer was a distributor, whose order for a stormwater project at a military base in the United States, accounted for approximately 23% of revenues. In 2016, our largest customer was a different distributor, which accounted for approximately 16% of revenues. There were no other customers that accounted for more than 10% of revenues in 2017 or 2016.

As discussed in NOTE 1 – BUSINESS AND SUMMARY ACCOUNTING POLICIES to the consolidated financial statements included in this Report on Form 10-K, the Company does not expect that the adoption of Accounting Standard Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” will have a material impact on revenue when adopted in 2018 based on the types of contracts with customers currently in place.

Gross Margins

The gross margin percentage increased to 19% in 2017 compared to a negative gross margin of (16)% in 2016. The significant improvement in gross margin in 2017 was due to increased product sales during the period which helped offset the fixed costs of excess manufacturing capacity. The Company’s manufacturing facility operated at just over 2% of operating capacity during 2017, compared to approximately 1% in 2016. If, in the future, the Company can spread the overhead costs of operating the manufacturing facility over a larger base of produced products, the margins would be expected to improve significantly. In 2017, the Company converted a portion of its manufacturing facility to handle the production of heavy metal media. The cost of this conversion included approximately $35,000 for equipment, which will be depreciated over 5 to10 years and $6,000 in expenses for supplies and materials. This additional manufacturing capability for heavy metal media production did not affect the Company’s capacity for the production of Smart Sponge media which remains at approximately 75,000 pounds per month. We do not currently have plans to reduce manufacturing capacity and we anticipate that excess capacity will continue to adversely affect gross margins in 2018. Going forward, the Company expects that gross margin percentages, quarter by quarter, could vary widely depending on the volume of product sales, the corresponding volume of product manufacturing and the mix of products sold.

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

The polymers we use to manufacture Smart Sponge material are produced by the petrochemical industry and use crude oil as a primary raw material. Accordingly, fluctuations in the price of crude oil can have a direct and significant impact on the cost of the polymers we use. The Company purchases its polymers infrequently and in large quantities to take advantage of quantity price breaks. The Company did not make any significant polymer purchases in 2017 or 2016. However, as an example of the significant effect such price fluctuations can have on product costs, a large purchase of one of the polymers was made in a prior year at a price that was 2.1 times the cost of the previous purchase of this same polymer. Before this price increase, the cost of these polymers represented approximately 5.1% of the list selling price of a typical UUF (2.5% for antimicrobial version) and approximately 6.3% of the list selling price of a typical Smart Pak insert (3.1% for antimicrobial version). After the price change, the cost of polymers as a percentage of list selling price increased to 9.2% for UUFs (4.5% for antimicrobial version) and 11.5% for Smart Pak inserts (5.7% for antimicrobial version). These percentages vary by product sold, depending on the size of the product and the amount of Smart Sponge media used in the product. The Company establishes its list selling prices taking into consideration the cost of the component materials (including polymers), competitive factors and other market conditions. The cost of the polymers used in the Smart Sponge products accounted for approximately 9% and 8% of the total cost of revenues in 2017 and 2016, respectively. While the Company has no contractual right to pass along fluctuations in raw material costs to customers, it does have the right to change selling prices from time to time by giving distributors 30 days advance notice.

Selling, general and administrative expenses

Selling, general and administrative expenses were approximately $559,000 lower in 2017 than in 2016 due in part to insurance proceeds received in 2017, which offset legal fees incurred by the Company in both 2017 and 2016 related to subpoenas issued by the SEC regarding its investigation In the Matter of Abtech Holdings, Inc. (NY-9262) (the “SEC Investigation”). These insurance reimbursements totaled approximately $1,139,000 in 2017. In 2017 and 2016 the Company incurred significant legal fees in responding to (i) a Federal investigation regarding the indictment, and subsequent trial, of New York State Senator Dean Skelos and his son, Adam Skelos, who acted as a consultant to the Company (the “Federal Investigation”); (ii) the SEC Investigation, which has involved subpoenas to the Company, two officers, a director, a prior director, a prior employee of the Company, the Company’s independent registered public accounting firm and several law firms who have counseled the Company from 2013 to the present; (iii) an investigation by the New York State Joint Commission on Public Ethics regarding alleged violations of lobbying laws in the state of New York (the “JCOPE Investigation”); (iv) litigation with an insurance carrier regarding a claim for coverage of legal expenses incurred in the Federal Investigation and the SEC Investigation; and (v) legal analysis, conducted in response to a shareholder proposal approved by the Company’s stockholders at the May 13, 2016 Annual Meeting of Stockholders, to determine if the Company should pursue legal action to recover financial losses and damages related to the Federal Investigation. Fees for these matters totaled approximately $1,485,000 in 2017 and $882,000 in 2016. Excluding these legal expenses and corresponding reimbursements, the Company achieved other reductions in selling, general and administrative expenses of approximately $488,000 in 2017 compared to 2016, due primarily to a $245,000 reduction in payroll and related benefits expenses, a $52,000 reduction in travel expenses, a $113,000 reduction in audit related costs and a $125,000 reduction in fees for members of the board and advisory board, consultants, public relations and investor relations. These expense reductions were partially offset by a $23,000 increase in sales commissions for the period.

As discussed in NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES to the consolidated financial statements included in this Report on Form 10-K, the Company does not expect the adoption of ASU No. 2016-02, “Leases (Topic 842),” or ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” to have a material impact on operating expenses upon adoption.

Research and development expenses

The Company’s primary research and development (“R&D”) focus in 2017 and 2016 has been new products for the treatment of produced water, and other industrial applications. These activities have included the development of filtration media for the treatment of heavy metals and evaporative technologies to treat produced water. In both years, these efforts involved a significant amount of product testing in the lab and in the field with corresponding costs for personnel (employees and consultants), fees for lab analysis, equipment rental and travel costs.

R&D expenses decreased by approximately $208,000, or 18%, in 2017 compared to 2016. The reduced R&D expenses in 2017 were primarily attributable to a decrease of approximately $218,000 in payroll and related benefits expenses. R&D expenses in 2017 were also affected by a transfer to inventory of approximately $34,500 of expenses related to the production of the Company’s heavy metal filtration media. These costs were expensed in 2016 as part of an experimental production run of the new media. However, in 2017, after the produced media was thoroughly tested and evaluated, a portion of the material was determined to be market-ready and the related cost was transferred to inventory resulting in the R&D expenses related to this project being $69,000 less in 2017 than in 2016. The decrease in R&D expenses in 2017 was also attributable to a $77,000 reduction in field testing costs for a test that was concluded in 2016. The cost reductions were partially offset by the increased spending by the Company in 2017 for the evaporative technology. Expenses for this project, including consultant fees, totaled approximately $326,000 in 2017, compared to $275,000 in 2016. Costs for this project are expected to continue in 2018 as the Company continues its development efforts with this technology including further modifications and field testing of the prototype unit. R&D expenses in 2017 also included $100,000 for minimum royalty fees accrued for the licensed heavy metal technology.

As discussed in NOTE 1 – BUSINESS AND SUMMARY ACCOUNTING POLICIES to the consolidated financial statements included in this report on Form 10-K, the Company does not expect the adoption of ASU 2016-02, “Leases (Topic 842),” to have a material impact on research and development expenses upon adoption.

Other income (expense)

Interest expense increased to approximately $668,000 in 2017 compared to $253,000 in 2016 due to the increased amount of outstanding loans from investors accruing interest at a rate of 10% per annum.

Liquidity and Capital Resources

Liquidity

At December 31, 2017, the Company had a working capital deficiency of approximately $11,000,000 compared to a working capital deficiency of approximately $6,534,000 at December 31, 2016. This increase in the working capital deficit during 2017 is primarily attributable to the use of cash for operations during 2017 and short term borrowing during the year totaling $3,682,000. The Company’s cash balance decreased from $84,415 at December 31, 2016 to $58,435 at December 31, 2017. This cash balance represents less than one month of the Company’s historical monthly cash used for operations and evidences the Company’s need to raise additional capital in the immediate short-term. In the first three months of 2018, the Company received additional short-term loans of $785,000 from two related party stockholders to fund operations.

To date, the Company has not generated sufficient revenue to cover its operating costs and continues to operate with negative cash flow. While we hope to achieve significant sales growth over the long-term, continued negative cash flow from operations is expected in the short term. The Company will require additional capital to maintain current operations until the Company achieves the sales growth necessary to cover operating costs and expenses. The Company expects to raise additional capital through continued financing arrangements with its shareholders. The Company has $9,537,631 of short term debt, including accrued interest, which will need to be repaid, extended or refinanced by the Company during 2018. In addition, rapid sales growth may require the Company to enter into working capital financing arrangements. The Company has no such financing commitments in place and can provide no assurance that such a commitment can be obtained on reasonable terms, if at all. For a further discussion of management’s planned course of action to remedy the current deficiency in liquidity, see “Going Concern and Management’s Plans,” later in this section.

Operations in 2017 and 2016 were funded primarily by proceeds from short-term loans from related party stockholders. The net proceeds from these loans amounted to $3,682,000 and $3,731,000 in 2017 and 2016, respectively.

The Company has a bank line of credit with a credit limit of $100,000. The line of credit has an annual interest rate of prime plus 6.75% and requires monthly payment of any interest due plus approximately 1% of the outstanding balance. The outstanding balance due on the bank line of credit as of December 31, 2017 and 2016 was $65,625 and $82,870, respectively.

Comparison of cash flow for the years ended December 31, 2017 and 2016

Operating Activities

The Company had negative cash flow from operations in 2017 of approximately $3.6 million compared to negative cash flows from operations of $4.4 million in 2016. The reduction of negative cash flow in 2017 is largely attributable to the approximate $931,000 decrease in operating loss for the year. In addition, the Company used cash for only $26,000 of interest payments during the year while incurring approximately $668,000 in interest expense, resulting in an increase of $642,000 in accrued interest payable during the year. The increase in accrued interest payable during 2016 was comparably lower at approximately $215,000. The use of cash was also reduced in both 2017 and 2016 by the accrual of unpaid expenses of $52,000 and $45,000, respectively. Net inventory decreased in both 2017 and 2016 by approximately $15,000 and $52,000, respectively, as the Company used its supply of polymer materials to make products and did not make any major purchases of new polymer raw materials in 2017 or 2016.

These decreases in uses of cash for operations in 2017 were partially offset by the use of cash for a reduction in accounts payable of approximately $2,000 in 2017 compared to an increase in accounts payable during 2016 of approximately $39,000. The reduction in accounts payable during 2017 was partially due to payments made by an insurer in 2017 for legal fees incurred in 2017 and 2016.

Investing Activities

The Company had capital expenditures of approximately $64,000 in 2017 and $9,000 in 2016. The capital expenditures in 2017 were primarily related to manufacturing equipment purchased and installed for the production of heavy metal media. These capital expenditures were partially offset by proceeds of $10,000 from the sale of fixed assets that were located in the Raleigh, North Carolina office, which was closed in the second quarter of 2017. As of December 31, 2017, the Company had no commitments for any material future capital expenditures.

Financing Activities

Net cash provided by financing activities for the years ended December 31, 2017 and 2016 amounted to approximately $3.6 million and $3.8 million, respectively. The primary financing sources of cash for the year ended December 31, 2017 were cash advances totaling $3,682,000 from two related party stockholders. The net cash provided by financing activities for the year ended December 31, 2016 included proceeds of $3.7 million from the same two related party stockholders and draws of $90,000 on the Company’s bank line of credit. The Company made repayments on the bank line of credit in 2017 and 2016 of $17,245 and $7,130, respectively.

In 2017, the Company entered into a new capital lease for approximately $54,000, which was used to finance the purchase of manufacturing equipment that will allow the Company to bring in-house certain manufacturing processes previously outsourced, as a cost-saving measure.

During 2017 the Company made payments totaling $60,000 to the holder of a convertible promissory note, of which approximately $55,000 was applied to reduce the principal amount of the note to a balance of $44,546 at December 31, 2017. Under amended terms of this note, the Company will not be obligated to make additional monthly payments on the note until May 15, 2018, provided the note remains outstanding as of that date.

Going Concern and Management’s Plans

The accompanying December 31, 2017 consolidated financial statements have been prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As discussed in NOTE 2 to the accompanying December 31, 2017 consolidated financial statements, we have not established an ongoing source of revenue sufficient to cover operating expenses and have incurred net losses from operations since our inception. These losses, along with the associated substantial accumulated deficit, raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued. As a result, the Company’s independent registered public accounting firm, in their report dated April 3, 2018, included an emphasis-of-matter paragraph with respect to our financial statements for the fiscal year ended December 31, 2017, expressing uncertainty regarding the Company’s assumption that it will continue as a going concern. The accompanying December 31, 2017 consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustment that might be necessary should the Company be unable to continue as a going concern. Management believes that the Company’s ability to continue as a going concern will be dependent on its ability to raise additional capital and/or generate significant sales growth in the short term and resolve the legal matters described Part I, Item 3 Legal Proceedings of this report on Form 10-K. The Company’s ability to achieve these objectives cannot be determined at this time. Management’s plans in regard to these matters are described in NOTE 2 to the accompanying December 31, 2017 consolidated financial statements. If the Company is unable to raise additional capital and/or generate significant sales growth in the near term, and resolve the legal matters described in Part I, Item 3 Legal Proceedings of this report on form 10-K, there is a risk that the Company could default on debt maturing during 2018. Further, the Company is currently in default on notes that matured in April 2017; however, the Company is currently in discussion with the noteholder to extend the maturity date but there can be no assurances that the noteholder will not elect to exercise his default remedies under the notes. The Company does not currently have sufficient liquidity to repay the indebtedness. While the Company does not expect the noteholder to accelerate the indebtedness, the noteholder may do so at any time, or may initiate foreclosure actions, or seek any other remedies permitted by the terms of the notes and applicable law. Should the holders of the Company’s indebtedness seek to accelerate the indebtedness upon an event of default, the Company could be required to discontinue or significantly reduce the scope of its operations if no other means of financing its operations are or become available.

Contractual Obligations

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, Abtech Holdings is not required to provide the information required by this item.

Off-Balance Sheet Arrangements

As of December 31, 2017, we did not have any material off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K that have or are reasonably likely to have a current or future effect on financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations, including the discussion on liquidity and capital resources, are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates and judgments. Management bases the estimates on historical experience and on various other factors that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. For any given individual estimate or assumption we make, it is possible that other people applying reasonable judgment to the same facts and circumstances could develop different estimates. Actual results may materially differ from these estimates under different assumptions or conditions.

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

Stock-based compensation

The Company uses the Black-Sholes model to estimate the value of options and warrants issued to employees and consultants as compensation for services rendered to the Company. This model uses estimates of volatility, risk free interest rate and the expected term of the options or warrants, along with the current market price of the underlying stock, to estimate the value of the options and warrants on the date of grant. In addition, the calculation of compensation costs requires that the Company estimate the number of awards that will be forfeited during the vesting period. The fair value of the stock-based awards is amortized over the vesting period of the awards. For stock-based awards that vest based on performance conditions, expense is recognized when it is probable that the conditions will be met. There were no options granted by the Company during 2017 or 2016.

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

Reference is made to the consolidated financial statements, the notes thereto and the report of our independent registered public accounting firm, commencing at page F-1 of this report, which consolidated financial statements, notes and report are incorporated herein by reference.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2017.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm due to our status as a smaller reporting company, pursuant to rules of the Securities and Exchange Commission.

March 31, 2018

Glenn R. Rink	Lane J. Castleton
President, Chief Executive Officer	Vice President, Treasurer, Chief Financial Officer

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2017, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

There were no items requiring reporting on Form 8-K that were not reported on Form 8-K during the fourth quarter of the year covered by this Form 10-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item will be set forth in, and is incorporated by reference to, the Company’s Proxy Statement for the 2018 Annual Meeting of Shareholders or in a subsequent amendment to this report, which, in either case, we will file with the SEC within 120 days after our fiscal year ended December 31, 2017.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this item will be set forth in, and is incorporated by reference to, the Company’s Proxy Statement for the 2018 Annual Meeting of Shareholders or in a subsequent amendment to this report, which, in either case, we will file with the SEC within 120 days after our fiscal year ended December 31, 2017.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be set forth in, and is incorporated by reference to, the Company’s Proxy Statement for the 2018 Annual Meeting of Shareholders or in a subsequent amendment to this report, which, in either case, we will file with the SEC within 120 days after our fiscal year ended December 31, 2017.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item will be set forth in, and is incorporated by reference to, the Company’s Proxy Statement for the 2018 Annual Meeting of Shareholders or in a subsequent amendment to this report, which, in either case, we will file with the SEC within 120 days after our fiscal year ended December 31, 2017.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item will be set forth in, and is incorporated by reference to, the Company’s Proxy Statement for the 2018 Annual Meeting of Shareholders or in a subsequent amendment to this report, which, in either case, we will file with the SEC within 120 days after our fiscal year ended December 31, 2017

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	Financial Statements and Financial Statement Schedules

(1)	Financial Statements are listed in the Index to Financial Statements on page F-1 of this report.

(b)	Exhibits

2.1	Agreement and Plan of Merger, dated July 17, 2010, by and among the Registrant, Abtech Merger Sub, Inc., and AbTech Industries, Inc. (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K as filed with the SEC on July 22, 2010) [Agreement Plan Of Merger 7-17-2010]

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated September 17, 2010, by and among the Registrant, Abtech Merger Sub, Inc., and AbTech Industries, Inc. (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K as filed with the SEC on September 22, 2010) [Amendment Plan of Merger 9-17-2010]

3.1	Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form SB-2 filed on July 27, 2007, Registration No. 333-144923) [Certificate of Incorporation]

3.2	Articles of Incorporation (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form SB-2 filed on July 27, 2007, Registration No. 333-144923) [Articles of Incorporation]

3.3	Bylaws (incorporated herein by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form SB-2 filed on July 27, 2007, Registration No. 333-144923) [Bylaws]

3.4	Amendment to Articles of Incorporation (incorporated herein by reference to Exhibit 3.1(a) to the Registrants Current Report on Form 8-K filed on June 16, 2010). Link: [Amendment Articles of Incorporation]

3.5	Certificate of Change to Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on January 6, 2016) [Cert of Change to Articles]

4.1	Stock Specimen (incorporated herein by reference to Exhibit 4 to the Registrant’s Registration Statement on Form SB-2 filed on July 27, 2007, Registration No. 333-144923) [Stock Specimen]

4.2	Form of Common Stock Purchase Warrant (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on November 10, 2015) [Transfer Agent Agreement]

10.1	Transfer Agent Agreement (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K filed on March 30, 2012) [Transfer Agent Agreement]

10.2	Form of Employment Agreement dated May 13, 2009, by and between Glenn R. Rink and AbTech Industries, Inc. (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 14, 2011) [Employment Agreement Rink]

10.3	Employment Agreement dated May 13, 2009 by and between Lane J. Castleton and AbTech Industries, Inc. (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on February 14, 2011) [Employment Agreement Castleton]

10.4	Form of Indemnification Agreement between Abtech Holdings, Inc. and each member of its Board of Directors (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on February 14, 2011) [Indemnification Agreement]

10.5	AbTech Industries, Inc. 2007 Stock Plan (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on February 14, 2011) [2007 Stock Plan]

10.6	Form of AbTech Industries, Inc. 2007 Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.7 to our Current Report on Form 8-K filed on February 14, 2011) [2007 Stock Option Agreement]

10.7	Form of AbTech Industries, Inc. 2007 Non-qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed on February 14, 2011) [2007 NQ Stock Option Agreement]

10.8	Form of AbTech Industries, Inc. Warrant Agreement (incorporated herein by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed on February 14, 2011) [Form of Warrant]

10.9*	Offer letter to Robert C. Backman dated February 13, 2018.

21*	List of Subsidiaries

24.1	Power of Attorney (set forth on the signature pages of this Form 10-K)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32**	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed Herewith
**	Furnished Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABTECH HOLDINGS, INC.

Date: April 3, 2018	By:	/s/ Glenn R. Rink
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

Date: April 3, 2018	By:	/s/ Glenn R. Rink
Glenn R. Rink
Chief Executive Officer,
President and Director (Principal Executive
Officer)

Date: April 3, 2018	By:	/s/ Lane J. Castleton
Lane J. Castleton
Chief Accounting Officer, Chief Financial Officer, Vice President, Secretary and
Treasurer (Principal Financial Officer and
Principal Accounting Officer)

Date: April 3, 2018	By:	/s/ William S. Brennan
William S. Brennan, Director

Date: April 3, 2018	By:	/s/ David Greenwald
David Greenwald, Director

Date: April 3, 2018	By:	/s/ A. Judson Hill
A. Judson Hill, Director

Date: April 3, 2018	By:	/s/ Dipak P. Jogia
Dipak P. Jogia, Director

ABTECH HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED

DECEMBER 31, 2017 AND 2016

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Abtech Holdings, Inc.

Scottsdale, Arizona

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Abtech Holdings, Inc. (the “Company”) and subsidiaries as of December 31, 2017 and 2016, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2010

Phoenix, Arizona

April 3, 2018

ABTECH HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31,

	2017	2016
ASSETS
Current assets
Cash and cash equivalents	$58,435	$84,415
Accounts receivable – trade, net	36,650	45,842
Inventories, net	326,679	342,117
Prepaid expenses and other current assets	22,625	24,373
Total current assets	444,389	496,747

Fixed assets, net	141,629	44,406
Security deposits	17,977	28,402
Total assets	$603,995	$569,555

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities
Accounts payable	$1,401,637	$1,402,777
Accounts payable – related party	-	1,101
Loans from shareholder	9,000	9,000
Bank line of credit	65,625	82,870
Notes payable	250,000	250,000
Convertible promissory notes	794,546	850,000
Due to investors – related party	7,413,000	3,731,000
Related party loan	65,102	-
Capital lease obligation – current portion	12,651	-
Accrued interest payable	1,005,983	364,080
Accrued expenses	391,801	339,732
Total current liabilities	11,409,345	7,030,560

Related party loan	-	71,949
Capital lease obligation – noncurrent portion	33,612	-
Total liabilities	11,442,957	7,102,509

Commitments and contingencies

Stockholders’ equity (deficiency)
Common stock, $0.001 par value; 800,000,000 authorized shares; 501,678,288 shares issued and outstanding at December 31, 2017 and 2016	501,678	501,678
Additional paid-in capital	61,068,271	61,050,271
Non-controlling interest	(4,724,713)	(4,197,807)
Accumulated deficit	(67,684,198)	(63,887,096)
Total stockholders’ equity (deficiency)	(10,838,962)	(6,532,954)
Total liabilities and stockholders’ equity (deficiency)	$603,995	$569,555

The accompanying notes are an integral part of these consolidated financial statements.

ABTECH HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31,

	2017	2016

Net revenues	$573,107	$309,956
Cost of revenues	465,420	360,894
Gross profit (loss)	107,687	(50,938)
Selling, general and administrative expenses	2,831,282	3,390,608
Research and development expenses	937,991	1,145,950
Gain on disposal of fixed assets	(5,552)	-
Operating loss	(3,656,034)	(4,587,496)
Interest expense	(667,974)	(252,760)
Loss before income taxes	(4,324,008)	(4,840,256)
Provision for income taxes	-	-
Net loss	(4,324,008)	(4,840,256)
Net loss attributable to non-controlling interest	(526,906)	(704,456)
Net loss attributable to controlling interest	$(3,797,102)	$(4,135,800)

Basic and diluted loss per common share	$(0.01)	$(0.01)

Basic and diluted weighted average number of shares outstanding	501,678,288	501,678,288

The accompanying notes are an integral part of these consolidated financial statements.

ABTECH HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

	Common Stock		Additional paid-in	Accumulated	Non- controlling
	Shares	Amounts	capital	deficit	interest	Total
Balance at December 31, 2015	501,678,288	$501,678	$61,027,567	$(59,751,296)	$(3,493,351)	$(1,715,402)
Stock-based compensation expense			22,704			22,704
Net loss				(4,135,800)	(704,456)	(4,840,256)
Balance at December 31, 2016	501,678,288	501,678	61,050,271	(63,887,096)	(4,197,807)	(6,532,954)
Stock-based compensation expense			18,000			18,000
Net loss				(3,797,102)	(526,906)	(4,324,008)
Balance at December 31, 2017	501,678,288	$501,678	$61,068,271	$(67,684,198)	$(4,724,713)	$(10,838,962)

The accompanying notes are an integral part of these consolidated financial statements.

ABTECH HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

	2017	2016
Operating Activities
Net loss	$(4,324,008)	$(4,840,256)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	16,148	11,489
Stock-based compensation expense	18,000	22,704
Gain on sale of fixed assets	(5,552)	-
Changes in operating assets and liabilities:
Accounts receivable	9,192	57,346
Inventories, net	15,438	52,352
Prepaid expenses and other current assets	1,748	221
Accounts payable	(2,241)	39,060
Security deposits	10,425	-
Accrued interest payable	641,903	214,697
Accrued expenses	52,069	45,283
Net cash used in operating activities	(3,566,878)	(4,397,104)

Investing Activities
Purchases of fixed assets	(63,648)	(8,688)
Proceeds from sale of fixed assets	10,000	-
Net cash used in investing activities	(53,648)	(8,688)

Financing Activities
Proceeds from due to investors – related party	3,682,000	3,731,000
Repayment of notes payable	(55,454)	-
Draws on bank line of credit	-	90,000
Repayments on bank line of credit	(17,245)	(7,130)
Repayments under capital lease obligation	(7,908)	-
Net decrease in due to related party	(6,847)	(6,523)
Net cash provided by financing activities	3,594,546	3,807,347

Net change in cash and cash equivalents	(25,980)	(598,445)
Cash and cash equivalents at beginning of period	84,415	682,860
Cash and cash equivalents at end of period	$58,435	$84,415

Supplemental cash flow information:
Cash paid for interest	$26,129	$37,342
Cash paid for income taxes	$-	$-
Noncash investing and financing activities:
Transfer of deposit to fixed assets	$-	$5,538
Fixed asset purchased with a capital lease	$54,171	$-

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

In 2012, the Company formed a subsidiary, AEWS Engineering, LLC (“AEWS”), an independent civil and environmental engineering firm, established to provide engineering and technology innovation to the water infrastructure sector. AEWS is a wholly owned subsidiary of the Company. The operations of AEWS, which focused on new business development activities, were transferred to AbTech in 2015. During 2017, AEWS closed its office located in Raleigh, North Carolina and as of December 31, 2017, AEWS was dormant.

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

Significant estimates are used in determining the allowance for doubtful accounts and obsolete inventory and in valuing stock-based compensation. Due to the uncertainties inherent in the formulation of accounting estimates, and the significance of these items, it is reasonable to expect that the estimates in connection with these items could be materially revised within the next year.

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

•	Cash and cash equivalents – Financial instruments that subject the Company to credit risk are cash balances maintained in excess of federal depository insurance limits. While the Company does on occasion have cash balances in excess of federal depository insurance limits, at December 31, 2017, the Company’s cash or cash equivalent balances were within the limits federally insured by the Federal Deposit Insurance Corporation. To date, the Company has not experienced any losses in such accounts and believes the exposure is minimal.

•	Major customers and accounts receivable – Major customers represent any customer that accounts for more than 10% of revenues for the year. During 2017, the Company had one customer that accounted for 23% of revenues and had an accounts receivable balance of zero at December 31, 2017. During 2016, the Company had one customer that accounted for 16% of revenues and had an accounts receivable balance of zero at December 31, 2016.

•	Supplier – Major suppliers represent any vendor that accounts for more than 10% of purchases for the year. During 2017, the Company had one vendor that accounted for 52% of its purchases and had an accounts payable balance of zero at December 31, 2017. During 2016, the Company had three vendors that accounted for 35%, 16% and 15%, respectively, of its purchases. All of these vendors had an accounts payable balance of zero at December 31, 2016.

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

In 2017 and 2016, the Company recognized revenue from the sale of its Smart Sponge® and Smart Sponge Plus products, including Ultra-Urban® Filters, Line Skimmers, Passive Skimmers and Smart Paks®. The Smart Paks are usually sold as a component of an engineered system such as an end-of-pipe vault or other larger multi-product treatment train. The Company provides engineering design services on some engineered solutions. Revenues from design services are recognized at the time the engineering services are rendered. In 2016, the Company also recognized revenue from distributor fees charged for support of business development activities of the distributor. These revenues were recognized after the services were rendered and upon receipt of payment from the distributor.

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

Allowance for Doubtful Accounts – The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowances are calculated based on a detailed review of individual customer accounts, historical rates and an estimation of the overall economic conditions affecting the Company’s customer base. The Company reviews a customer’s credit history before extending credit. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company charges off uncollectible receivables when all reasonable collection efforts have been taken. The allowance for doubtful accounts was $16,000 at December 31, 2017 and 2016.

Customer Deposits – The Company occasionally receives prepayments or deposits from customers for products they order or intend to order. In such cases the prepayment or deposit is initially recorded as a liability (customer deposits) and is only recognized as revenue when the ordered products are shipped and the risks and rewards of ownership have been transferred to the customer.

Cost Recognition – Cost of revenues includes all direct material and labor costs and those indirect costs of bringing raw materials to sale condition, including depreciation of equipment used in manufacturing and shipping and handling costs. Selling, general, and administrative costs are charged to operating expenses as incurred. Research and development costs are expensed as incurred and are included in operating expenses. Advertising costs are expensed as incurred. The Company had advertising expenses of $7,268 and $3,000 for 2017 and 2016, respectively.

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

Net Loss Per Share – Basic net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period. The Company has other potentially dilutive securities outstanding that are not shown in a diluted net loss per share calculation because their effect in both 2017 and 2016 would be anti-dilutive. The following chart lists the securities as of December 31, 2017 and 2016 that were not included in the computation of diluted net loss per share because their effect would have been antidilutive:

	Common Shares
	December 31, 2017	December 31, 2016
Options to purchase common stock	3,099,194	3,647,240
Warrants to purchase common stock	8,800,737	10,952,386
Shares issuable upon conversion of debt	3,097,353	4,377,948
Convertible preferred stock in AbTech	6,457,467	6,457,467
	21,454,751	25,435,041

Conversion Options – The Company will bifurcate conversion options embedded in financial instruments and account for them at fair value if required. Currently, the Company has determined that none of its embedded conversion options require bifurcation.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU No. 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU No. 2014-09 defines a five step process to achieve this core principle and in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. In March 2016, the FASB issued ASU No. 2016-08 which further clarifies the guidance on the principal versus agent considerations within ASU No. 2014-09. In April 2016, the FASB issued ASU No. 2016-10 to expand the guidance on identifying performance obligations and licensing within ASU No. 2014-09. In May 2016, the FASB issued ASU No. 2016-12 to improve revenue recognition in the areas of collectability, presentation of sales tax and other similar taxes collected from customers, noncash consideration, contract modifications and completed contracts at transition. This update also amends the disclosure requirements within ASU No. 2014-09 for entities that retrospectively apply the guidance. The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU No. 2014-09 recognized at the date of adoption. The Company intends to use the cumulative effect approach in adopting the new standard. However, based on the Company’s historical and current revenue transactions, the new standard is unlikely to have a material effect on the Company’s consolidated financial statements until such time as the Company begins to generate material revenues through contracts with customers that are the subject of ASU No. 2014-09.

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

NOTE 2 – GOING CONCERN

These consolidated financial statements have been prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and has incurred net losses since its inception. These losses, with the associated substantial accumulated deficit, are a direct result of the Company’s product development activities, the costs of introducing its technologies to the market and pursuing market acceptance and, more recently, substantial legal expenses. In addition, the Company has a working capital deficit of approximately $11 million as of December 31, 2017, with approximately $9.5 million of debt and accrued interest that will become due in 2018 or is due on demand. Realization of a major portion of the assets in the accompanying consolidated balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financing requirements and the success of its future operations. The Company operates in a new, developing industry with a variety of competitors. These factors raise substantial doubt about the Company’s ability to continue as a going concern. As a result, the Company’s independent registered public accounting firm included an emphasis-of-matter paragraph with respect to the accompanying consolidated financial statements, expressing uncertainty regarding the Company’s assumption that it will continue as a going concern.

In order to continue as a going concern, management believes the Company will need to generate additional revenue through sales growth in the short term, raise additional capital to fund its operating losses and service its debt and resolve the legal matters described in NOTE 15 – CONTINGENCIES, LITIGATION, CLAIMS AND ASSESSMENTS. Management’s plans in regard to these matters are described as follows:

Sales and Marketing. Historically, the Company has generated revenues by selling its products directly to end customers, through distributors in key geographic markets and in recent years through alliances to penetrate key market segments such as municipal stormwater, federal facilities and industrial process water. The Company, including AEWS, pursued contracts that would enable it to bring its stormwater expertise to bear in all phases of rebuilding projects, including the design, installation and operation of water treatment systems. The Company signed its first contract for such a project with the County of Nassau in October 2013. After more than a year of work on this project which progressed slowly and was hampered by many delays, the contract was suspended by Nassau County in May 2015, following the announcement of the federal investigation of a state senator, Dean Skelos, and his son Adam Skelos, who had acted as a consultant to the Company. As a consequence of the negative publicity for the Company surrounding these events, the Company began to direct a greater portion of its sales efforts towards non-stormwater applications of its products in commercial and industrial markets, while continuing to support stormwater product sales through direct sales staff and through distributors in international markets. The Company hired a team of seasoned sales professionals with extensive experience in industrial markets in order to help facilitate sales growth. The Company has made strides to develop or refine products for these new markets intended to provide effective solutions for the treatment of produced water in the mining and drilling (fracking) industries, filtration of process water used in industrial applications and the filtration of heavy metals from water in a variety of applications. Management believes that these developments show promise for future revenues through sales growth once the products and systems being developed for these markets are proven and refined, although no assurance can be given that such future sales growth will occur.

Financing. To date, the Company has financed its operations primarily with loans from shareholders, private placement financings and sales revenue. During 2017, the Company received $3,682,000 in cash advances from two of its major stockholders. Terms for these loans have not been formalized; however, the Company has treated the loans as debt accruing interest at 10% per annum. While it is possible that such loans will be converted into purchases of common stock of the Company, there is no assurance that such conversions will occur. The Company expects to continue to finance its operations, as needed, with loans from shareholders, however, there is no assurance such loans from these related parties will continue in the future or be sufficient to cover the costs of our operations.

Management believes that upon validation of its water treatment solutions for the stormwater, industrial and commercial markets, and if economic conditions improve in the Company’s target markets, sales revenue can grow significantly, which would enable the Company to reverse its negative cash flow from operations and raise additional capital as needed to service debt and fund operations. However, there is no assurance that the Company’s overall efforts will be successful. If the Company is unable to generate significant sales growth in the near term and raise additional capital, there is a risk that the Company could default on debt maturing during 2018. There can be no assurance that noteholders will grant additional maturity date extensions or waive any default provisions of our outstanding notes or that we will be able to timely refinance or repay such notes. Further, the Company is currently in default on notes that matured in April 2017; however, the Company is currently in discussions with the noteholder to extend the maturity date. There can be no assurances that the noteholder will not elect to exercise his default remedies under the notes and the Company does not currently have sufficient liquidity to repay the indebtedness. While the Company does not expect the noteholder to accelerate the indebtedness, the noteholder may do so at any time, or may initiate foreclosure actions, or seek any other remedies permitted by the terms of the notes and applicable law. Should the holders of the Company’s indebtedness seek to accelerate the indebtedness upon an event of default, the Company could be required to discontinue or significantly reduce the scope of its operations if no other means of financing its operations are or become available. Consequently, there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustment that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – INVENTORIES

Inventories consist of the following at December 31, 2017 and 2016:

	2017	2016
Raw materials	$117,048	$99,182
Work in process	243,810	279,045
Finished goods	28,821	26,890
Reserve for obsolescence	(63,000)	(63,000)
Total	$326,679	$342,117

NOTE 4 – FIXED ASSETS

Fixed assets consist of the following at December 31, 2017 and 2016:

	2017	2016
Furniture and fixtures	$130,500	$135,804
Computer equipment	41,428	62,630
Machinery and equipment	383,717	270,534
Leasehold improvements	22,548	31,830
Total cost	578,193	500,798
Less accumulated depreciation	(436,564)	(456,392)
Net book value	$141,629	$44,406

Depreciation expense charged to operations during 2017 and 2016 was $16,148 and $11,489, respectively.

NOTE 5 – COMMITMENTS

Capital Leases – In 2017, the Company entered into a capital lease for the purchase of manufacturing equipment with a cost of $54,171. Depreciation expense on this equipment was $3,157 in 2017, which was the balance of accumulated depreciation at December 31, 2017. The Company had no other capital leases at December 31, 2017 or 2016. Minimum future lease payments and present values of the net minimum lease payments for this capital lease are as follows:

Year ended December 31:
2018	$15,793
2019	15,793
2020	15,793
2021	5,264
Total minimum lease payments due	52,643
Less: sales tax amounts	-
Net minimum lease payments	52,643
Less: imputed interest	6,380
Present value of net minimum lease payments	46,263
Less: current portion	12,651
Capital lease obligation noncurrent portion	$33,612

Operating Leases – The Company leases office and warehouse space, office equipment and an automobile under various noncancelable operating leases that extend through October 2018. Total rental expense charged to operations during the years ended December 31, 2017 and 2016, were $330,731 and $383,923, respectively. Because some of the Company’s leases contain escalating lease payments during their terms, the Company recognizes rental expense for these leases as a straight-line amortization of the total lease expense to be paid over the term of the leases. The difference between the amount of rent expensed and the amount of rent actually paid under the leases is included in accrued expenses as deferred rent (see NOTE 8 – ACCRUED EXPENSES). Future annual minimum lease payments for the next five years, under noncancelable operating leases with initial or remaining terms of one year or more, as of December 31, 2017, are as follows:

Year	2018	2019	2020	2021	2022	Thereafter	Total
Amount	$162,866	$-	$-	$-	$-	$-	$162,866

Indemnification Agreements - The Company enters into indemnification provisions under its agreements with officers and directors and companies in its ordinary course of business, typically with business partners, customers, landlords, lenders and lessors. Under these provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2017 and 2016.

Other Commitments – The Company has commitments for research and development activities with minimum future payments as follows:

Year	2018	2019	2020	2021	2022	Thereafter	Total
Amount	$158,078	$62,118	$12,118	$12,118	$12,118	$1,010	$257,560

NOTE 6 – LOANS FROM SHAREHOLDER

Loans from shareholder at December 31, 2017 and 2016 represents a $9,000 demand loan made by a prior Director of the Company to the Company’s subsidiary, ESC. This loan is unsecured and non-interest bearing.

NOTE 7 – RELATED PARTY TRANSACTIONS

Accounts payable; related party – At December 31, 2016, Accounts payable – related party represents amounts owed to executives of the Company for travel expenses.

Related party loan – Represents amounts owed to a related company for services provided in the form of office and clerical support, and cash advances. On December 31, 1998, the Company executed a loan document in the amount of $127,353, with an original maturity date of December 31, 2003 (extended to December 31, 2018), with interest accruing at the rate of 5% per annum until the loan is paid in full. The Company may repay the note in part or in full at any time prior to maturity. In the event of default of principal or interest, the entire unpaid balance, including principal and interest, will be due and payable without notice, with interest accruing at 8% from the date of default. The outstanding balance on this loan was $65,102 and $71,949 at December 31, 2017 and 2016, respectively.

Cash Advances – During 2017, two investors considered to be related parties because they individually beneficially own greater than 5% of the Company’s issued and outstanding common stock, made cash advances to the Company totaling $3,682,000, as short-term loans. During 2016, these same related party investors made similar cash advances to the Company totaling $3,731,000. These cash advances are reported as “Due to investor – related party” on the consolidated balance sheets. The specific terms of these loans have not yet been determined. However, the Company is accruing interest on these loans at a rate of 10% per annum, which accrued interest totaled approximately $709,000 and $146,000 at December 31, 2017 and 2016, respectively.

NOTE 8 – ACCRUED EXPENSES

Accrued expenses consist of the following at December 31, 2017 and 2016:

	2017	2016
Accrued payroll and commissions	$46,852	$37,176
Deferred rent	7,291	34,847
Accrued vacation	61,285	55,025
Accrued director compensation	269,375	206,750
Accrued warranty reserve	5,000	5,000
Other accruals	1,998	934
	$391,801	$339,732

NOTE 9 – INCOME TAXES

There is no current or deferred tax expense for the years ended December 31, 2017 and 2016 due to the Company’s loss position and the full reserve taken on the Company’s deferred tax asset in both years.

A reconciliation of statutory rates is as follows at December 31, 2017 and 2016:

	2017	2016
Statutory rate	21.0%	34.0%
State income taxes, net of federal income tax benefit	3.9%	3.6%
Reduction for valuation allowance related to net operating loss carry-forwards and change in permanent differences	-24.9%	-37.6%
	0.0%	0.0%

The tax effects of temporary differences that give rise to deferred tax assets (liabilities) are as follows at December 31, 2017 and 2016:

	2017	2016
Deferred tax assets (liabilities):
Net operating loss carryforwards	$14,138,000	$20,381,000
Accumulated depreciation	(11,000)	15,000
Less valuation allowance	(14,127,000)	(20,396,000)
Net deferred tax assets	$-	$-

The change in the federal statutory tax rate enacted in late 2017 resulted in a deferred tax asset reduction of approximately $6,269,000 during the year ended December 31, 2017. For the year ended December 31, 2016, the net deferred tax benefit was approximately $1,494,000. At December 31, 2017 and 2016, the Company had federal loss carryforwards of approximately $58.5 million and $55.0 million, respectively, and state loss carryforwards of approximately $30.5 million and $27.1 million, respectively, which may be available to reduce future taxes, if any. The state net operating loss carryforwards expire starting in 2032 through 2037. The federal net operating loss carryforwards expire starting in 2018 through 2037. The net change in the total valuation allowance for the year ended December 31, 2017 was a net decrease of approximately $6,269,000 and for the year ended December 31, 2016, a net increase of $1,494,000. Based on the Company’s loss position and the uncertainty of the amount and timing of future taxable income, management believes that it is more likely than not that the Company will not fully realize the benefit of its net deferred tax assets. Pursuant to Internal Revenue Code Section 382, annual utilization of the Company’s net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% is deemed to occur within any three-year period. Because the deferred tax asset is fully reserved, the Company has not fully analyzed whether such limitation has occurred at this time. However, given the equity issuances in 2015, it is likely that a section 382 limitation has been incurred.

NOTE 10 – PROMISSORY NOTES AND OTHER DEBT

Information regarding the various promissory notes that were outstanding as of December 31, 2017 and 2016 is set forth in the table below:

	Principal Amount		Interest		Conversion
	2017	2016	Rate	Maturity Date	Rate
Current promissory notes
Secured note	$250,000	$250,000	11.5%	4/15/16 (2)	N/A
Secured, convertible note	44,546	100,000	11.5%	4/30/18 (1)	$0.032
Unsecured, convertible note	250,000	250,000	6.5%	4/15/16 (2)	$0.53
Unsecured, convertible note	500,000	500,000	6.5%	4/15/16 (2)	$0.64
Total promissory notes	$1,044,546	$1,100,000

(1)	On October 21, 2016, the Company and the holder of this note mutually agreed to amend the note by: (i) extending the maturity date from April 12, 2016 to October 31, 2017; (ii) continuing the interest rate at 11.5% per annum through the new maturity date; (iii) obligating the Company to make monthly payments on the note of $10,000 per month beginning in November 2016; and (iv) adding a conversion feature to the note that allows the note holder to convert the unpaid balance due under the note into shares of the Company’s common stock at a conversion rate of $0.032 per share.

On July 17, 2017, the Company and the holder of this note mutually agreed to further amend the note by: (a) extending the maturity date from October 31, 2017 to November 15, 2017; (b) granting to the holder of the note a right to convert the entire outstanding unpaid balance of the note, including any unpaid accrued interest thereon, into shares of the Company’s common stock at a conversion rate of $0.015 per share through November 15, 2017; and (c) tolling the Company’s obligation to make monthly payments on the note until after November 15, 2017, at which time, the maturity date would be further extended and the Company would resume making payments of $10,000 per month until the note is paid in full.

On February 27, 2018, the Company and the holder of this note mutually agreed to further amend the note by: (a) extending the maturity date from November 15, 2017 to April 30, 2018; and (b) further tolling the Company’s obligation to make monthly payments on the note until after April 30, 2018, at which time, if the note has not been settled by conversion or otherwise, the maturity date will be further extended and the Company will resume making payments of $10,000 per month until the note is paid in full.

(2)	In March 2017, the Company and the holder of these notes mutually agreed to extend the maturity dates of these notes to April 30, 2017, thus curing the technical default of the notes that had occurred on the prior maturity dates of May 11, 2016 for the secured note and April 15, 2016 for the unsecured notes. As of December 31, 2017, these notes were once again in technical default. However, the note holder has not declared an event of default. The Company is attempting to further extend the maturity dates on these notes. However, the Company gives no assurance that an agreement to extend such maturity dates will be achieved.

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

Bank Line of Credit

The Company has a bank line of credit with a credit limit of $100,000. This line of credit has an annual interest rate of prime plus 6.75% (11.25% as of December 31, 2017) and requires monthly payment of any interest due plus approximately 1% of the outstanding balance. At December 31, 2017 and 2016, the outstanding balance due on the bank line of credit was $65,625 and $82,870, respectively.

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

AbTech’s 2007 Stock Plan – Prior to the Merger with ABHD, AbTech issued stock options under a plan (the “2007 Stock Plan”) that allowed up to 15% of the capital stock outstanding of AbTech to be available for awards granted under the plan. Options granted under the plan expire on the earlier of the stated expiration date or, in the case of incentive stock options, ninety days after the date employment ends or, in the case of non-statutory options, 30 days after the optionee ceases to be a service provider to the Company. The stated expiration dates occur between 2018 and 2020. Stock options were granted at the fair market value of the common stock as determined by the Board of Directors on the date of grant and are exercisable subject to vesting provisions and performance objectives. All stock options granted by AbTech outstanding as of the date of the reverse acquisition transaction with ABHD automatically converted into options for the purchase of shares of ABHD common stock at the rate of 5.32 shares of ABHD stock for each share of AbTech stock. Upon the exercise of any of these AbTech stock options, ABHD will issue new authorized shares of its common stock.

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

For the years ended December 31, 2017 and 2016, compensation expense of $18,000 and $22,704, respectively, for stock options accounted for under ASC 718, is included in Selling, general and administrative expense in the consolidated statements of operations. There was no related tax benefit recognized due to the Company’s loss position. At December 31, 2017, the Company had approximately $4,500 of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of less than one year. During 2017 and 2016, no stock options were exercised.

Compensation expense is determined from the estimates of fair values of stock options granted using the Black-Scholes option pricing model. There were no options granted in 2017 or 2016.

The Company’s stock option activity for the years ending December 31, 2017 and 2016 is summarized below (all share amounts for options granted by AbTech have been restated to give effect to the merger exchange ratio and reflect the equivalent number of ABHD shares):

AbTech Options

	Number of AbTech Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Term
Outstanding at December 31, 2015	755,977	$0.70	2.1
Expired or forfeited	(239,570)	0.70
Outstanding at December 31, 2016	516,407	0.70	1.9
Expired or forfeited	(346,046)	0.70
Outstanding at December 31, 2017	170,361	$0.70	2.8

As of December 31, 2017, there were 170,361 stock options outstanding and exercisable with a weighted average exercise price of $0.70, a weighted average remaining life of 2.8 years and an intrinsic value of zero.

ABHD Options

	Number of ABHD Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Term
Outstanding at December 31, 2015	4,620,833	$0.48	5.6
Expired or forfeited	(1,490,000)	0.44
Outstanding at December 31, 2016	3,130,833	0.49	4.3
Expired or forfeited	(202,000)	0.56
Outstanding at December 31, 2017	2,928,833	$0.48	3.5

As of December 31, 2017, the 2,928,833 stock options outstanding had an intrinsic value of zero. As of December 31, 2017, there were approximately 2,913,833 stock options exercisable with a weighted average exercise price of $0.48, a weighted average remaining life of 3.5 years and an intrinsic value of zero. The 15,000 non-exercisable stock options outstanding at December 31, 2017, vest over time in 2018.

The following table summarizes the activity of the shares and weighted-average grant date fair value of the Company’s non-vested common stock options during the years ending December 31, 2017 and 2016:

	Non-vested ABHD Shares
	Number of Shares	Weighted- average grant date fair value
Non-Vested at December 31, 2015	275,000	$0.32
Granted	-	-
Vested	(75,000)	0.30
Expired or forfeited	(95,000)	0.31
Non-Vested at December 31, 2016	105,000	$0.34
Granted	-	-
Vested	(60,000)	0.30
Expired or forfeited	(30,000)	0.43
Non-Vested at December 31, 2017	15,000	$0.30

Common stock

During 2017 and 2016, the Company issued no new shares of common stock.

Warrants

There were no warrants issued by the Company in 2017. During 2016, the Company exercised the second maturity date extension options on two of the promissory notes issued in 2014, resulting in the number of warrant shares for the corresponding warrants issued with the promissory notes increasing by 17,500 shares. The value of these warrants was negligible due to the high exercise price of the warrants relative to the fair market price of ABHD shares on the date the warrant shares were issued.

A summary of warrants to purchase common stock outstanding at December 31, 2017 and 2016 is as follows:

	AbTech Warrants		ABHD Warrants
	Number of Warrants	Weighted- average Exercise Price	Number of Warrants	Weighted- average Exercise Price
Outstanding at December 31, 2015	141,969	$0.70	13,532,842	0.41
Granted	-	-	17,500	0.33
Exercised	-	-	-	-
Expired	(141,969)	0.70	(2,597,956)	0.63
Outstanding at December 31, 2016	-	-	10,952,386	$0.36
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	(2,151,649)	0.68
Outstanding at December 31, 2017	-	$-	8,800,737	0.28

The 8,800,737 exercisable ABHD warrants outstanding at December 31, 2017 expire at various dates through 2020 and have a weighted average remaining life of 1.6 years.

AbTech Series A Convertible Preferred Stock

AbTech has designated 3,500,000 of its 5,000,000 authorized preferred shares as Series A Convertible Preferred Stock (“Series A Stock”) and has 1,212,947 of such shares issued and outstanding at December 31, 2017. These shares represent the non-controlling interest in the Company’s subsidiary as shown on the Consolidated Balance Sheets and Consolidated Statements of Operations. Series A Stock has a par value of $0.01 and no liquidation or dividend preferences.

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

Common shares reserved for future issuance

ABHD common shares reserved for future issuance were as follows as of December 31 (all shares are stated in ABHD share equivalents):

	2017	2016
Options to purchase common stock	3,099,194	3,647,240
Warrants to purchase common stock	8,800,737	10,952,386
Shares issuable upon conversion of debt	3,097,353	4,377,948
Convertible preferred stock in AbTech	6,457,467	6,457,467
	21,454,751	25,435,041

NOTE 12 – PRIVATE PLACEMENTS

The Company did not complete any private placements during 2017 or 2016. However, during 2017 and 2016 the Company received short-term funding of $3,682,000 and $3,731,000, respectively, from two related party investors. The Company and the related party investors are currently working out the terms for these funded amounts (see NOTE 10 – PROMISSORY NOTES AND OTHER DEBT – Due to Investors).

NOTE 13 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, capital leases, due to investors, bank line of credit, notes payable and convertible notes payable. It is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values, using level 3 inputs, based on their short maturities, or for long-term debt, based on borrowing rates currently available to the Company for loans with similar terms and maturities. Gains and losses recognized on changes in fair value of financial instruments, if any, are reported in other income (expense) as gain (loss) on change in fair value. At December 31, 2017 and 2016, the Company had no financial instruments outstanding that were estimated using level 1, level 2 or level 3 inputs, other than discussed above.

NOTE 14 – CONTINGENCIES, LITIGATION, CLAIMS AND ASSESSMENTS

On May 28, 2015, the Company received a subpoena from the U.S. Securities and Exchange Commission (“SEC”) that stated that the staff of the SEC is conducting an investigation In the Matter of Abtech Holdings, Inc. (NY-9262).  Generally, the SEC’s subpoena asked for all documents, agreements, and communications concerning (i) the Company’s Contract for Services with Nassau County, New York, dated October 8, 2013; (ii) Dean Skelos, his son, Adam Skelos, who acted as a consultant to the Company, and their related entities; (iii) SLC Clean Water, LLC, Axiom, Glenwood Management, and a number of other listed individuals and entities; (iv) certain Board and Board committee minutes and related materials; (v) certain policies, procedures, and internal controls in effect at the Company; (vi) certain communications with the Company’s independent registered public accounting firm, transfer agent, potential and current investors, broker-dealers, investment advisors, and finders; and (vii) certain other organizational and financial account information of the Company.  The Company has provided a substantial number of documents in response to the SEC subpoena.  In 2016 and 2017, the SEC issued additional subpoenas pertaining to this investigation to two officers, a director, a prior director, a prior employee of the Company, the Company’s independent registered public accounting firm and several law firms who have counseled the Company from 2013 to the present.

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

As of December 31, 2017, the Company had incurred approximately $3,490,000 in legal fees and other costs related to the matters described above, including approximately $1,431,000 incurred during 2017. The Company cannot estimate at this time the cost of additional legal representation in resolving the SEC investigation, the JCOPE investigation or pursuing legal action pursuant to the Stockholder Proposal.

The Company has filed a claim for coverage for some of these legal fees under a liability insurance policy. The insurer denied the claim and the Company engaged legal counsel to dispute the insurer’s denial of the claim. After an unsuccessful attempt to resolve the dispute through mediation, the Company filed a formal complaint against the insurer on July 11, 2016, in the United States District Court for the Southern District of New York. In December 2016, the insurer remitted a payment to the Company of $465,187 for a portion of the claim that the insurer determined to be covered by the policy. During 2017, the insurer remitted additional payments totaling $1,138,984 to the Company, or directly to the applicable law firms, for legal fees related to these matters. The payments made by the insurer were offset against other selling, general and administrative operating expenses in the periods in which such payments were received. The ultimate outcome of the litigation with the insurer cannot be determined at this time.

NOTE 15 – SUBSEQUENT EVENTS

Subsequent to December 31, 2017, the Company received additional short-term funding of $785,000 from two investors considered to be a related party because they individually have a beneficial ownership interest in the Company of greater than 5%, bringing the total due to investors for these short-term loans in 2016, 2017 and 2018 to $8,198,000. The Company and the related party investors are currently working out the terms for these funded amounts (see NOTE 10 – PROMISSORY NOTES AND OTHER DEBT – Due to Investors).

In February 2018, the Company amended a secured, convertible promissory note with an unpaid principal amount of $44,546, which was outstanding and in technical default as of December 31, 2017, by extending its maturity date as described in NOTE 10 – PROMISSORY NOTES AND OTHER DEBT. Accordingly, this note was not in technical default as of the filing date.

In March 2018, a holder of AbTech preferred stock converted 600,000 of such preferred shares into 600,000 shares of AbTech common stock and then converted these AbTech common shares into 3,194,270 shares of ABHD common stock in accordance with the terms of the Merger between AbTech and ABHD. This conversion reduced the number of AbTech preferred shares outstanding to 612,947 and reduced the minority interest of preferred shareholders in AbTech Industries from approximately 15.3% to 8.5%.

NOTE 16 – QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2017:
Net revenues	$106,562	$88,048	$311,952	$66,545
Gross profit (loss)	(2,655)	(672)	154,227	(43,213)
Operating loss	(1,570,379)	(246,480)	(807,247)	(1,031,928)
Net loss	(1,699,682)	(400,722)	(988,441)	(1,235,163)
Basic and diluted loss per share	$0.00	$0.00	$0.00	$0.00
Weighted average number of common shares outstanding	501,678,288	501,678,288	501,678,288	501,678,288

Year ended December 31, 2016:
Net revenues	$42,637	$64,027	$53,730	$149,562
Gross profit (loss)	(34,721)	(24,394)	(35,080)	43,257
Operating loss	(1,458,897)	(1,366,467)	(1,157,027)	(605,105)
Net loss	(1,483,555)	(1,414,618)	(1,230,311)	(711,772)
Basic and diluted loss per share	$0.00	$0.00	$0.00	$0.00
Weighted average number of common shares outstanding	501,678,288	501,678,288	501,678,288	501,678,288

