Form 10-K/A
period 2017-12-31
Abtech Holdings, Inc.
filed 2018-04-30
CIK 1405858

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

☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of April 27, 2018, 504,872,558 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Exhibits incorporated by reference are referred to under Part IV.

ABTECH HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED DECEMBER 31, 2017

i

FORWARD-LOOKING STATEMENTS

This Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) to amend our Annual Report on Form 10-K for the year ended December 31, 2017, originally filed with the Securities and Exchange Commission (“SEC”) on April 3, 2018 (the “Original Form 10-K” and together with the Form 10-K/A the “Form 10-K”) contains forward-looking statements within the meaning of Section 27A of the United States Securities Act of 1933, as amended, and Section 21E of the United States Securities Exchange Act of 1934, as amended, that involve many risks and uncertainties. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, expectations regarding the acceleration of our indebtedness and other forward-looking statements included in this report. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Such statements may be identified by the use of forward-looking terminology, including but not limited to terms such as “may,” “might,” “will,” “should,” “would,” “could,” “confident,” “forecast,” “hope,” “likely,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” “future,” “ongoing,” or similar terms, variations of such terms or the negative of such terms. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions concerning, among others, capital expenditures, earnings and future financial performance, results of pending and potential future litigation and government investigations, regulatory matters, liquidity and capital resources, growth targets or expectations, market and industry trends and developments, indebtedness, and accounting matters. Some factors that could cause actual results to differ materially from those anticipated include, among others, future economic conditions, including changes in economic conditions in the markets in which we operate; changes in consumer demand; risks associated with our capital structure, including our ability to access necessary funding or generate sufficient sales growth to generate sufficient operating cash flow to meet our debt service obligations and operating needs; difficulties in successfully executing our growth initiatives; the effects of competition in the markets in which we operate; risks associated with new technologies and our ability to bring such new technologies to market, control of costs and expenses; risks associated with our indebtedness, including our ability to manage liquidity needs and to comply with the terms of our indebtedness; risks associated with the limited trading volume of our common stock; our ability to attract and retain key executives and employees, legislative, regulatory and competitive developments in markets in which we operate; results of pending litigation and present and possible future claims, litigation or enforcement actions or government investigations; and other circumstances and risks affecting anticipated revenues and costs, and the risk factors set forth under “Risk Factors” in the Original Form 10-K and other risks referenced from time-to-time in our filings with the SEC.

YOU SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS

The forward-looking statements made in this Form 10-K/A relate only to events or information as of the date on which the statements are made in this Form 10-K/A. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, changes in assumptions, or otherwise, after the date on which the statements are made or to reflect the occurrence of unanticipated events. You should read this report and the documents that we reference in this report, including documents referenced by incorporation, completely and with the understanding that our actual future results may be materially different from what we expect or hope.

EXPLANATORY NOTE

Abtech Holdings, Inc. (“Abtech Holdings,” the “Company,” “we,” “us,” “our,” or the “registrant”) is filing this Form 10-K/A to amend our Original Form 10-K, to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such definitive proxy statement is filed no later than 120 days after our fiscal year-end. We are filing this Form 10-K/A to provide the information required in Part III of Form 10-K because a definitive proxy statement containing such information will not be filed by the Company within 120 days after the end of the fiscal year covered by the Original Form 10-K. This Form 10-K/A also deletes the incorporation by reference to portions of our definitive proxy statement from the cover page of the Original Form 10-K.

Pursuant to the rules of the SEC, Part IV, Item 15 has been amended to contain the currently dated certifications from the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s principal executive officer and principal financial officer are attached to this Form 10-K/A as Exhibit 31.3 and Exhibit 31.4, respectively. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.

Except as described above, this Form 10-K/A does not amend any other information set forth in the Original Form 10-K and we have not updated disclosures included therein to reflect any subsequent events. This Form 10-K/A should be read in conjunction with the Original Form 10-K and with our filings with the SEC subsequent to the Original Form 10-K.

ii

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors And Executive Officers

The following table sets forth certain information regarding those individuals currently serving as our directors and executive officers:

Name	Age	Position
Glenn R. Rink	58	Chief Executive Officer, President, and Director
William S. Brennan	55	Director
David Greenwald	63	Director
A. Judson Hill	63	Director
Dipak P. Jogia	42	Director
Lane J. Castleton	62	Chief Financial Officer, Vice President, Secretary and Treasurer

Our Board currently consists of five members. At each Annual Meeting, our director nominees are elected for a one year term to succeed those directors whose terms are expiring at such Annual Meeting. Each person elected as a director continues in office until his successor has been elected and qualified, or until his earlier death, resignation or retirement. The following pages contain biographical information for those serving as directors on our Board of Directors (the “Board”). Following each director’s biographical information, we have provided information concerning the particular experience, qualifications, attributes and/or skills that led the Board to determine that each director should serve as a director.

Glenn R. Rink has served as our Chief Executive Officer and President since February 10, 2011, and as a director or our Company since October 4, 2010. Mr. Rink is an entrepreneur and founder of AbTech Industries, Inc. Since AbTech Industries, Inc.’s inception, in June 1995, Mr. Rink has led AbTech Industries, Inc. through its transition from a start-up R&D venture to an operating company with developed products on the market. From 1992 to 1995, Mr. Rink was the President of HydroGrowth International, an agricultural products company that specializes in aqueous absorption polymer technology. The advancement of this technology at HydroGrowth expanded into the development and application of polymer technologies and fostered the founding of AbTech Industries, Inc. For the 12 years prior to founding HydroGrowth, Mr. Rink was involved in the restaurant industry. Mr. Rink is also currently the Chairman of the Board of Directors and the Chairman of the Trustees for Waterkeepers Alliance, Inc., a nonprofit organization working to protect water resources. Our Board determined that Mr. Rink is qualified to serve as a director because he has extensive knowledge in various management roles in our industry, including the application of polymer technologies and solutions to protect the environment and natural resources. In addition, Mr. Rink has experience in raising capital and brings a valuable entrepreneurial approach to management and operational issues.

William S. Brennan, has been a director of our Company since March 24, 2014, following approximately 1½ years on the Company’s Advisory Board. Mr. Brennan presently serves as the Managing Partner-Arena Holdings, Strategic Advisor-Equilibrium Capital (Water & Water Fund-project finance) and a Sr. Advisor/Director-Sustainability & ESG Strategies-Maryland Capital management (Public Equities). From 2015 to 2017, Mr. Brennan was one of the founders of Ultra Capital, an investment management company, where he served as the Co-Chief Investment Officer responsible for the construction of Investment Vehicles consisting of sustainable projects in Water, Agriculture, Energy and Waste, until February 2017. From August 2014 to April 2015, Mr. Brennan was the Portfolio Manager – Water Solutions for EcoAlpha Asset Management, for which he was one of the founders. From July 2010 to July 2014, Mr. Brennan was the Chief Investment Officer and Portfolio Manager for Summit Global Management, Inc., overseeing the development and management of water equity strategies for the firm. From October 2008 to June 2010, he was the President and Managing Partner for Brennan Investment Partners, a water infrastructure and investment firm where he was a Portfolio Manager of the Praetor Global Water Equities Fund in Luxemburg and the Kinetics Water Infrastructure Fund. Mr. Brennan was a Senior Analyst with Pacific Growth Equities and has held various senior positions with Coopers & Lybrand, Law Engineering and General Electric. Mr. Brennan served on the Advisory Board of The Water Initiative (2009-2017), an Emeritus member of the Dean’s advisory council for the School of Engineering at Colorado State University (2013-2018) and was a member of Jabil Circuits CleanTech Advisory Board (2010-2014). Mr. Brennan has a B.S. in Mechanical Engineering and Biology from Lehigh University; an M.S. in Biomedical Engineering from Colorado State University and an MBA from Villanova University where he has also been an adjunct professor in the graduate MBA program.  Our Board determined that Mr. Brennan is qualified to serve as a director because of his extensive financial and business expertise in the water sector and broad experience with growth companies as a portfolio manager.

David Greenwald has served as a director of our Company since February 10, 2011. Until recently, Mr. Greenwald was the Chairman of Lansco-Segal Colors Co., Inc., a global supplier of pigments to the coatings, ink, plastic and construction industries. During his more than 40 years with Lansco, he also served as President of Shoot the Moon Productions (1982 to 1984), a company that produced with Warner Bros., a television series that ran for four years and is still in syndication in some markets. From 1995 to 1999, Mr. Greenwald served on the Board of Directors for Northern Westchester Center for the Arts and from 2000 to 2008 served on the Board of Directors of The Boys and Girls Clubs of Northern Westchester. He received a B.A. from Connecticut College. Our Board determined that Mr. Greenwald is qualified to serve as a director because he has extensive business management experience and extensive knowledge of supply chain businesses and product distribution.

A. Judson Hill has served as a director of our Company since February 10, 2011. Since January 2014, Mr. Hill has served as the Managing Partner of Blue Star Capital LLC, a business advisory firm. For approximately four years prior to that he was the Managing Director of NGP Energy Capital Management, a private equity firm. Formerly, Mr. Hill was the Managing Partner with Summit Global Management Inc., focusing on strategic business development and private-market investments, a Partner with The Halifax Group, a Washington DC private equity firm with investments including water and other infrastructure-related businesses, and a partner with Aqua International Partners, L.P., a private equity fund affiliated with Texas Pacific Group focused exclusively in the global water sector. Mr. Hill earlier served as a Managing Director for HSBC, where he was responsible for investment-banking activities including water technology/services and water utilities. Mr. Hill also has 15 years of operational management experience with Westinghouse Electric Corp. and Atlantic Richfield Corp. Mr. Hill has B.S. and M.S. degrees in Civil/Environmental Engineering from the University of Pittsburgh and a B.S. degree in Biology and Chemistry from Edinboro University. Our Board determined that Mr. Hill is qualified to serve as a director because he has extensive knowledge about financial transactions, the water industry and the development and growth of business enterprises.

Dipak P. Jogia has served as a director of our Company since February 18, 2016. Mr. Jogia is the Managing Partner and Co-Founder of Highmore, an alternative asset manager, and serves as investment advisor to the Hugo Neu Corporation, the owner of approximately 13% of the Company’s outstanding common stock. Prior to co-founding Highmore, Mr. Jogia was the Head of Alternative Investments Research at Oppenheimer & Co. Prior to joining Oppenheimer, Mr. Jogia was a Partner at FrontPoint Partners, a multi-strategy hedge fund partnership based in Greenwich, Connecticut. Mr. Jogia has also held positions at Abbey National in London and Key Asset Management, a European fund of hedge funds. Mr. Jogia received a B.A. in History, a postgraduate Diploma in Economics and an MSc in Economic History from the London School of Economics and Political Science. Our Board determined that Mr. Jogia is qualified to serve as a director because he has extensive knowledge and experience with financial markets, global business operations and financial management.

Biographical information for our executive officers who do not also serve on our Board is as follows:

Lane J. Castleton has served as our Chief Financial Officer, Vice President, and Treasurer since February 10, 2011 and has been the Secretary since May 17, 2012. Mr. Castleton has served as Chief Financial Officer of AbTech Industries, Inc. since 1998. Mr. Castleton has over 30 years of experience managing accounting, and finance functions. From 1992 to 1997, Mr. Castleton managed the finance, accounting, and administrative functions of Marine Preservations Association, an oil industry trade association that funded the establishment of a national catastrophic oil spill response capability. For nine years, Mr. Castleton served as the Controller and Chief Financial Officer of Symbion, Inc., a publicly traded medical device manufacturing company. Mr. Castleton has a Master’s degree in Professional Accountancy, and public accounting experience gained as an auditor for Coopers & Lybrand (now PriceWaterhouseCoopers), an international public accounting firm.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, as amended, requires our directors and certain of our officers to file reports of holdings and transactions in shares of the Company’s common stock with the SEC. Based on our records and other information, we determined that in 2017 our directors and our officers who are subject to Section 16(a) met all applicable filing requirements.

Code of Business Conduct and Ethics

The Board is committed to maintaining strong corporate governance principles and practices. Our governance structure and processes are based upon a number of key governance documents, including our Code of Business Conduct and Ethics (the “Code of Conduct”). The Code of Conduct is available in the “Corporate Governance” section of the Company’s website at www.abtechindustries.com/corporate-governance and a printed copy may also be obtained by any stockholder upon request directed to Abtech Holdings, Inc., 4110 N. Scottsdale Road, Suite 235, Scottsdale, Arizona 85251, Attention: Corporate Secretary. The Code of Conduct addresses general business ethical principles, embodies our commitment to certain ethical principles and sets forth the responsibilities of the Company and its officers and directors with regard to the Company’s shareholders, employees, customers, lenders, and other stakeholders. The Code of Conduct is reviewed at least annually and updated periodically in response to changing regulatory requirements, evolving practices, issues raised by our stockholders and other stakeholders and otherwise as circumstances warrant.

Changes to Procedures for Recommendation of Director Nominees

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors as stated in the Company’s 2017 Proxy Statement filed with the SEC on April 24, 2017.

The Audit Committee

The Audit Committee met four (4) times in 2017 and currently consists of William S. Brennan and David Greenwald. Both Audit Committee members are independent directors. The Audit Committee Charter was adopted by the Board on May 17, 2012 and is available on the Company’s website at http://www.abtechindustries.com/corporate-governance. The Audit Committee is responsible for reviewing with the independent registered public accounting firm and management, the adequacy and effectiveness of internal controls over financial reporting. The Audit Committee also reviews and consults with management and the independent registered public accounting firm on matters related to the annual audit, the published financial statements, interim reviews, and the accounting principles applied. The Audit Committee is directly involved in the appointment, compensation, retention and oversight of the Company’s independent auditors and evaluates the independent auditors’ qualifications, performance and independence. The Audit Committee reviews reports from management relating to the status of compliance with laws, regulations and internal procedures.

The Board has determined that each of the members of the Audit Committee is financially literate and independent, as defined by the rules of the SEC. Our Audit Committee must also include at least one independent member who is determined by the Board to meet the qualifications of an “audit committee financial expert” in accordance with SEC rules, including that the person meets the relevant definition of an “independent director.” Our Board has determined that William S. Brennan, the chairman of the audit committee, is a financial expert. Stockholders should understand that this designation is a disclosure requirement of the SEC related to Mr. Brennan’s experience and understanding with respect to certain accounting and auditing matters. The designation does not impose upon him any duties, obligations or liability that are greater than are generally imposed on him as a member of the Audit Committee and the Board, and his designation as an audit committee financial expert pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of the Audit Committee or the Board.

ITEM 11.	EXECUTIVE COMPENSATION.

Overview

This section describes the Company’s executive compensation program for 2017 and certain elements of the 2018 program. We use this program to attract, motivate and retain the colleagues who lead our business. The Board has responsibility for establishing, implementing and monitoring the Company’s compensation philosophy as it relates to our executive officers. Our executive officers have broad policy-making authority in the Company, and the Board holds them responsible for the Company’s financial performance and for setting and maintaining a culture of strong ethics.

The following table sets forth the compensation earned during the applicable fiscal year by each individual who served as our principal executive officer during 2017, and our two most highly compensated executive officers other than the principal executive officer who served as executive officers during last completed fiscal year.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Glenn R. Rink	2017	218,000	-	-	-	-	6,642	224,642
CEO, President (our principal executive officer)	2016	221,237	-	-	-	-	6,131	227,368
Jeffrey L. Gutierrez (3)	2017	210,683	-	-	-	-	-	210,683
Vice President Sales and Marketing, AbTech Industries, Inc.	2016	200,000	-	-	-	-	-	200,000
Lane J. Castleton	2017	170,000	-	-	-	-	-	170,000
CFO (our principal financial officer)	2016	170,000	-	-	-	-	-	170,000

(1)	This table includes compensation paid by the Company’s subsidiary, AbTech Industries, Inc.

(2)	These amounts represent full grant date fair value of these awards, in accordance with the Financial Accounting Standard Board’s (“FASB”) ASC Topic 718.

(3)	Mr. Gutierrez resigned his position with AbTech Industries, Inc. effective December 22, 2017, and, consequently, was not an executive officer of the Company at the end the last completed fiscal year.

Compensation Philosophy and Objectives

The Board believes that the Company’s executive compensation program implements and achieves the goals of our executive compensation philosophy. The Board believes that an effective executive compensation program rewards the achievement of identified annual, long-term and strategic goals by the Company. An effective program seeks to align the interests of the Company’s executives with those of its stockholders by rewarding performance above established goals that may be expected to enhance stockholder value. The Board considers performance and compensation to ensure that the Company is able to attract, motivate and retain superior people in key positions and that compensation provided to key employees is competitive relative to the compensation paid to similarly situated executives in peer companies generally. The Board believes that an effective means of achieving those objectives is to provide a compensation package to the Company’s executives, including the named executive officers, which includes both cash and stock-based compensation that rewards performance measured against established goals.

2017 Executive Compensation Components

For the year ended December 31, 2017, the main elements of compensation for our named executive officers were:

•	base salary;
•	a performance-based cash bonus plan; and
•	equity-based long-term compensation through the 2012 Incentive Stock Plan.

2018 Executive Compensation Components

For the 2018 fiscal year, it is expected that the main elements of compensation for our named executive officers will be similar to the components used in 2017 and will be:

•	base salary;
•	a performance-based cash bonus plan; and
•	equity-based long-term compensation through the 2012 Incentive Stock Plan.

Potential Payments Upon Termination or Change-in-Control; Employment Agreements

There are no employment agreements between Abtech Holdings and any of its officers or directors. Our majority-owned subsidiary AbTech Industries, Inc. has entered into an employment agreement with Glenn R. Rink and Lane J. Castleton (for the purposes of this section only, each an “Executive” and collectively, the “Executives”). Under these agreements, the Executives are entitled to compensatory benefits in the event the Executive terminates his employment for good reason (meaning the assignment to Executive of any duties materially inconsistent with Executive’s position, authority, duties or responsibilities as described in the agreement or failure of AbTech Industries, Inc. to comply with the compensation and benefit provisions of the agreements) or upon the termination of the Executive’s employment by AbTech Industries, Inc. without cause (meaning at the option of AbTech Industries, Inc. in the event it determines it is in AbTech Industries Inc.’s best interest to terminate the employment of Executive). Under these circumstances AbTech Industries Inc. is required to pay to the Executive a severance benefit equal to Executive’s salary at the then current annual salary rate for a period equal to the product of (A) the number of years of service of Executive with the Company (specifically including those years of service rendered prior to the Effective Date) times (B) two (2) months. AbTech Industries Inc. may elect to pay the severance benefit described herein either as one lump sum within 30 days of the notice of termination, or in a series of bi-weekly installments beginning on the regularly scheduled payday of AbTech Industries, Inc. which follows the effective date of such termination with the amount of each such installment being equal to the Executive’s then current bi-weekly salary amount. AbTech Industries, Inc. is required to pay to the Executive an additional severance benefit equal to the cost of extending the Executive’s health insurance coverage under the provisions of COBRA for a period of eighteen (18) months, with such severance amount being paid in a lump sum payment grossed up to cover the taxes that Executive is required to pay on such benefit. All stock options theretofore granted to the Executive to purchase any equity shares of AbTech Industries, Inc. shall become immediately and fully vested and exercisable in accordance with the terms of the AbTech Industries, Inc.’s stock option plans and grant awards. The base annual salary provisions of the agreements with the Executives have been superseded by salary amounts recommended by the Compensation Committee and approved by our Board.

Non-Equity Incentive Compensation

We maintain a bonus plan for executive officers and selected other members of senior management, including management at our majority-owned subsidiary, AbTech Industries, Inc. Under the plan, our Compensation Committee establishes financial and other pertinent objectives for the period and may assign each executive officer a fixed annual target bonus amount. Our Compensation Committee also retains authority to award discretionary bonuses for performance in other aspects of the business not covered by the established goals. The Compensation Committee did not fix any bonus amounts and performance targets for 2017 and has not fixed any bonus amounts and performance targets for 2018. However, the compensation package extended to Mr. Gutierrez upon his employment with the Company included a provision for a $50,000 bonus payment to him for every $1.5 million of collected revenue, with a gross margin exceeding 35%, in any 12-month period.

Equity Grants

There were no grants of restricted stock awards and options to our named executive officers in 2017 or 2016.

Outstanding Equity Awards At Fiscal Year-End

The following table discloses certain information regarding all outstanding equity awards at fiscal year-end for each of the officers named in the Summary Compensation Table, as of December 31, 2017. Some values contained in the table below have not been, and may never be, realized. The options might never be exercised and the value, if any, will depend on the share price on the exercise date.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Glenn R. Rink	106,476	-	-	0.70	10/11/20
	1,062,000			0.42	12/14/21
Lane J. Castleton	63,885	-	-	0.70	10/11/20
	386,000			0.42	12/14/21
Jeffrey L. Gutierrez	-	-	-	-	-

Compensation of Directors

The following table summarizes the compensation earned by our non-employee directors for 2017:

Name	Fees earned or paid in cash ($) (1)	Stock Awards ($)	Option Awards ($) (2)	Non- Equity Incentive Plan Comp ($)	Nonqualified Deferred Comp Earnings ($)	All Other Compensation ($)	Total ($)
William S. Brennan	21,000	-	-	-	-	-	21,000
David Greenwald	21,125	-	-	-	-	-	21,125
A. Judson Hill	20,500	-	-	-	-	-	20,500
Dipak P. Jogia	-	-	-	-	-	-	-

(1)	Represents the amount of cash compensation earned by directors during 2017. This compensation was not paid to directors during 2017 and remained due to directors at December 31, 2017.

(2)	As of December 31, 2017, the aggregate number of stock option awards outstanding for each director was as follows:

Name	Option Shares
William S. Brennan	240,000
David Greenwald	240,000
A. Judson Hill	240,000

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

The following table provides information as of December 31, 2017 regarding securities issued under the Company’s 2012 Incentive Stock Plan under which equity securities of the Company are authorized for issuance. The 2012 Incentive Stock Plan (the “2012 Plan”) was approved by stockholders of the Company at its Annual Meeting on May 17, 2012. The 2012 Plan allows for up to 9,000,000 shares of common stock awards to be granted during the term of the plan. The exercise price of options granted under the 2012 Plan is determined by the 2012 Plan Committee and may not be less than 100% of the fair market value of the common stock of the Company on the grant date. Options expire not more than 10 years from the date of grant.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,099,194	$0.50	6,071,167
Equity compensation plans not approved by security holders	-	-	-
Total	3,099,194	$0.50	6,071,167

Voting Securities of Principal Stockholders and Management

The table below sets forth the number of shares of our common stock beneficially owned as of the close of business on April 1, 2018 by each of our directors and each of our executive officers, the number of shares beneficially owned by all of our directors, directors nominees, and such executive officers as a group, and each person we know to be the beneficial owner of more than 5% of the outstanding common stock.

Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act, and generally includes voting or investment power over securities. Under this rule, a person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days of April 1, 2018 upon the exercise of options and warrants and upon the conversion of debt to common stock. Each beneficial owner’s percentage ownership is determined by assuming that all options, warrants and convertible debt held by such person that are exercisable or convertible into shares of common stock within 60 days of April 1, 2018, have been exercised or converted. The table and footnotes also include information about such options, warrants and debt instruments.

Unless otherwise noted, the address of each person named in the table is 4110 N. Scottsdale Road, Suite 235, Scottsdale, AZ 85251.

		Common Stock
Name of Beneficial Owner	Footnote Reference	Amount and Nature of Beneficial Ownership**	Percent of Class Owned
Directors and Executive Officers:
Glenn R. Rink	1	4,341,861	*
William S. Brennan	2	286,591	*
David Greenwald	3	1,200,711	*
A. Judson Hill	4	254,199	*
Dipak P. Jogia		-	-
Lane J. Castleton	5	449,885	*
Jeffrey L. Gutierrez		-	-
All directors and executive officers as a group (7 persons)		6,533,247	1.3%

5% Holders:
Golden Properties Ltd.	6	340,615,430	66.6%
#500, 1177 West Hastings Street
Vancouver, BC V6E 2K3
Hugo Neu Corporation	7	67,704,906	13.3%
120 5th Avenue
New York, NY 10011

*	Percent of class owned is less than 1%.

**	Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Pursuant to the rules of the SEC, shares of common stock which an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be beneficially owned and outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

(1)	Includes options to purchase 1,168,476 shares of Company common stock.

(2)	Includes options to purchase 240,000 shares of Company common stock.

(3)	Includes options to purchase 240,000 shares of Company common stock and 10,000 shares of Company common stock held by another entity for which Mr. Greenwald has a beneficial ownership interest.

(4)	Includes options to purchase 240,000 shares of Company common stock.

(5)	Represents options to purchase 449,885 shares of Company common stock.

(6)	Includes warrants to purchase 4,550,496 shares of Company common stock and 2,087,421 shares of Company common stock held by other entities for which Golden Properties Ltd. has shared voting and investment power.

(7)	Includes warrants to purchase 2,540,000 shares of Company common stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

Although we have adopted the Code of Conduct, we still rely on our Board to review related party transactions on an ongoing basis to prevent conflicts of interest. The Board reviews a transaction in light of the affiliations of the director, officer, or employee and the affiliations of such person’s immediate family. Transactions are presented to our Board for approval before they are entered into or, if this is not possible, for ratification after the transaction has occurred. If the Board finds that a conflict of interest exists, then it will determine the appropriate remedial action, if any. Our Board approves or ratifies a transaction if it determines that the transaction is consistent with the best interests of the Company.

Golden Properties, Ltd. (“GPL”) and Hugo Neu Corporation and its affiliates (“HNC”), two investors considered to be related parties because they have beneficial ownership interests in the Company of greater than 5%, provided funding to the Company during 2017 of $2,438,000 and $1,244,000, respectively. In addition, in the first four months of 2018, GPL and HNC provided $129,000 and $884,000 of additional such funding to the Company. The specific terms of these loans have not yet been determined. However, the Company is accruing interest on the outstanding balance of the loans at the rate of 10% per annum as this represents the current estimate of the interest rate to be charged when terms of the loan are finalized. The Company has made no payments of principal or interest on these loans as of April 27, 2018.

Indemnification

We indemnify our officers and directors to the fullest extent permitted by law so that they will be free from undue concern about personal liability in connection with their service to the Company. This is required under our Company Bylaws (the “Bylaws”), and we have also entered into agreements with certain individuals contractually obligating us to provide this indemnification to them.

Director Independence

With the assistance of legal counsel to the Company, the Board has determined that, other than Glenn R. Rink, who is an employee of the Company, each of the members of the Board is an “independent director” as defined under the NASDAQ Listing Rules and satisfies the standards in Rule 10A-3(b)(i) under the Securities Exchange Act of 1934, as amended, as the term applies to membership on the Board and its committees. NASDAQ’s independence definition includes a series of objective tests, such as that the director is not an employee of the company and has not engaged in various types of business dealings with the company. In addition, as further required by NASDAQ rules, our Board has made an affirmative subjective determination as to each independent director that no relationships exist which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, the Board reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities as they may relate to the Company and its management. On an annual basis, each director and executive officer is obligated to complete a questionnaire that requires disclosure of any transactions with the Company in which the director or officer, or any member of his or her family, have a direct or indirect material interest.

Based upon all of the elements of independence set forth in the NASDAQ rules and listing standards, the Board has determined that each of the following non-employee directors is independent and has no relationship with the Company, except as a member of our Board and stockholder of the Company:

William S. Brennan	David Greenwald
A. Judson Hill	Dipak P. Jogia

In addition, the Board determined that Mr. Rink is not independent because he is our Chief Executive Officer and President.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit and Non-Audit Fees

The following table shows the fees for professional services rendered by Semple, Marchal & Cooper, LLP (“Semple, Marchal & Cooper”) for the audit of the Company’s annual financial statements for the years ended December 31, 2017 and 2016, and fees billed for other services rendered by Semple, Marchal & Cooper during those periods.

Fee Category	2017 Fees ($)	2016 Fees ($)

Audit Fees	$76,005	$76,279
Audit-Related Fees	3,785	3,025
Tax Fees	7,933	7,240
All Other Fees	393	117,895
Total Fees	$88,116	$204,439

Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by the above auditors in connection with statutory and regulatory fillings or engagements. Audit-related fees consist of fees billed for professional services rendered for the review of SEC filings or other reports containing the audited financial statements. Tax fees consist of fees to prepare the Company’s federal and state income tax returns. Other fees are primarily attributable to Semple, Marchal and Cooper’s response to a subpoena from the SEC regarding documents pertaining to the SEC’s investigation of the Company (see Item 3. LEGAL PROCEEDINGS in the Original Form 10-K).

The Audit Committee pre-approved all audit and non-audit services to be performed by the independent registered public accounting firm in accordance with the rules and regulations promulgated under the Exchange Act for the fiscal years ended December 31, 2017 and 2016. The percentage of hours expended on the principal accountant’s engagement to audit the Company’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was 0%.

None of the above-described professional service fees were approved by the Board in reliance upon the de minimus exception to the pre-approval requirements of federal securities laws and regulations.

The Board has adopted a policy on pre-approval of audit and permissible non-audit services, which is set forth below.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

Consistent with the requirements of the SEC and the Public Company Accounting Oversight Board (United States) (“PCAOB”) regarding auditor independence, the Audit Committee has established a pre-approval policy and procedures for audit, audit-related and tax services that can be performed by the independent auditors without specific authorization from the Audit Committee subject to certain restrictions. The policy sets out the specific services pre-approved by the Audit Committee and the applicable limitations, while ensuring the independence of the independent auditors to audit the Company’s financial statements is not impaired. The pre-approval policy does not include a delegation to management of the Audit Committee responsibilities under the Exchange Act.

Prior to engagement of the independent registered public accounting firm for the next year’s audit, management submits for Audit Committee approval a list of services and related fees expected to be rendered during that year within each of four categories of services:

(1) Audit services include audit work performed on the financial statements and internal control over financial reporting, as well as work that generally only the independent registered public accounting firm can reasonably be expected to provide, including comfort letters, statutory audits, and discussions surrounding the proper application of financial accounting and/or reporting standards.

(2) Audit-related services are for assurance and related services that are traditionally performed by the independent registered public accounting firm, including due diligence related to mergers and acquisitions, employee benefit plan audits, and special procedures required to meet certain regulatory requirements.

(3) Tax services include all services, except those services specifically related to the audit of the financial statements, performed by the independent registered public accounting firm’s tax personnel, including tax analysis; assisting with coordination of execution of tax-related activities, primarily in the area of corporate development; supporting other tax-related regulatory requirements; and tax compliance and reporting.

(4) All other services are those services not captured in the audit, audit-related or tax categories. The Company generally does not request such services from the independent registered public accounting firm.

Prior to engagement, the Audit Committee pre-approves independent registered public accounting firm services within each category and the fees for each category are budgeted. The Audit Committee requires the independent registered public accounting firm and management to report actual fees versus the budget periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage the independent registered public accounting firm for additional services not contemplated in the original pre-approval categories. In those instances, the Audit Committee requires specific pre-approval before engaging the independent registered public accounting firm.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	Financial Statements and Financial Statement Schedules

The financial statements and financial schedules are included in Item 8 of the Original Form 10-K.

(b)	Exhibits

The exhibits required to be filed by Item 15 are set forth in, and filed with or incorporated by reference in Item 15(b) “Exhibits” of the Original Form 10-K. The “Exhibit Index” to this Form 10-K/A sets forth the additional exhibits required to be filed with this Form 10-K/A.

EXHIBIT INDEX

Exhibit Number	Description

24.1	Power of Attorney (set forth on the signature pages of this Form 10-K/A

31.3*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Scottsdale, State of Arizona.

ABTECH HOLDINGS, INC.

Date: April 30, 2018	By:	/s/ Glenn R. Rink
Glenn R. Rink
Chief Executive Officer, President and Director

POWER OF ATTORNEY

Each individual whose signature appears below constitutes and appoints each of Glenn R. Rink and Lane J. Castleton such person's true and lawful attorney-in-fact and agent with full power of substitution and re-substitution, for such person and in such person's name, place, and stead, in any and all capacities, to sign any and all amendments to this Form 10-K/A and to file the same with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto each such attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that such attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 30, 2018	By:	/s/ Glenn R. Rink
Glenn R. Rink
Chief Executive Officer,
President and Director (Principal Executive Officer)

Date: April 30, 2018	By:	/s/ Lane J. Castleton
Lane J. Castleton
Chief Accounting Officer, Chief Financial Officer, Vice President, Secretary and
Treasurer (Principal Financial Officer and
Principal Accounting Officer)

Date: April 30, 2018	By:	/s/ *
William S. Brennan, Director

Date: April 30, 2018	By:	/s/ *
David Greenwald, Director

Date: April 30, 2018	By:	/s/*
A. Judson Hill, Director

Date: April 30, 2018	By:	/s/*
Dipak P. Jogia, Director

		*By:	/s/ Lane J. Castleton, as attorney-in-fact

