Form 10-Q
period 2018-03-31
Abtech Holdings, Inc.
filed 2018-05-15
CIK 1405858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 14, 2018
Common stock, $.001 par value	504,872,558

ABTECH HOLDINGS, INC.

FORM 10-Q

March 31, 2018

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the United States Securities Act of 1933, as amended, and Section 21E of the United States Securities Exchange Act of 1934, as amended, that involve many risks and uncertainties. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, expectations regarding the acceleration of our indebtedness and other forward-looking statements included in this report. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Such statements may be identified by the use of forward-looking terminology, including but not limited to terms such as “may,” “might,” “will,” “should,” “would,” “could,” “confident,” “forecast,” “hope,” “likely,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” “future,” “ongoing,” or similar terms, variations of such terms or the negative of such terms. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions concerning, among others, capital expenditures, earnings and future financial performance, results of pending and potential future litigation and government investigations, regulatory matters, liquidity and capital resources, growth targets or expectations, market and industry trends and developments, indebtedness, and accounting matters. Some factors that could cause actual results to differ materially from those anticipated include, among others, future economic conditions, including changes in economic conditions in the markets in which we operate; changes in consumer demand; risks associated with our capital structure, including our ability to access necessary funding or generate sufficient sales growth to generate sufficient operating cash flow to meet our debt service obligations and operating needs; difficulties in successfully executing our growth initiatives; the effects of competition in the markets in which we operate; risks associated with new technologies and our ability to bring such new technologies to market, control of costs and expenses; risks associated with our indebtedness, including our ability to manage liquidity needs and to comply with the terms of our indebtedness; risks associated with the limited trading volume of our common stock; our ability to attract and retain key executives and employees, legislative, regulatory and competitive developments in markets in which we operate; results of pending litigation and present and possible future claims, litigation or enforcement actions or government investigations; and other circumstances and risks affecting anticipated revenues and costs, and the risk factors set forth under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed on April 3, 2018 (as amended on April 30, 2018, the “Annual Report on Form 10-K”) and other risks referenced from time-to-time in our filings with the United States Securities and Exchange Commission.

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

Explanatory Note

As used in this Quarterly Report, “we,” “us,” “our,” “ABHD” and the “Company” refer to Abtech Holdings, Inc.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The December 31, 2017 consolidated balance sheet included in this Quarterly Report was derived from audited financial statements but does not include all disclosures required by GAAP. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2018 is not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018. For further information, refer to the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

ABTECH HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2018 (Unaudited)	December 31, 2017
ASSETS
Current assets
Cash and cash equivalents	$58,278	$58,435
Accounts receivable – trade, net	118,388	36,650
Inventories, net	314,718	326,679
Prepaid expenses and other current assets	84,473	22,625
Total current assets	575,857	444,389

Fixed assets, net	138,267	141,629
Security deposits	17,977	17,977
Total assets	$732,101	$603,995

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities
Accounts payable	$1,693,322	$1,401,637
Accounts payable – related party	4,018	-
Loans from stockholders	9,000	9,000
Bank line of credit	59,849	65,625
Notes payable, net of discounts	250,000	250,000
Convertible promissory notes	794,546	794,546
Due to investors – related party	8,198,000	7,413,000
Related party loan	63,358	65,102
Capital lease obligation – current portion	12,898	12,651
Accrued interest payable	1,218,688	1,005,983
Accrued expenses	410,628	391,801
Total current liabilities	12,714,307	11,409,345

Capital lease obligation – noncurrent portion	30,294	33,612
Total liabilities	12,744,601	11,442,957

Commitments and contingencies

Stockholders’ equity (deficiency)
Common stock, $0.001 par value; 800,000,000 authorized shares; 504,872,558 and 501,678,288 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	504,873	501,678
Additional paid-in capital	58,927,875	61,068,271
Non-controlling interest	(2,661,138)	(4,724,713)
Accumulated deficit	(68,784,110)	(67,684,198)
Total stockholders’ equity (deficiency)	(12,012,500)	(10,838,962)
Total liabilities and stockholders’ equity (deficiency)	$732,101	$603,995

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABTECH HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months ended March 31
	2018	2017

Net revenues	$148,446	$106,562
Cost of revenues	93,783	109,217
Gross profit (loss)	54,663	(2,655)
Selling, general and administrative expenses	836,831	1,368,093
Research and development expenses	177,840	199,631
Operating loss	(960,008)	(1,570,379)
Interest expense	(218,030)	(129,303)
Loss before income taxes	(1,178,038)	(1,699,682)
Provision for income taxes	-	-
Net loss	(1,178,038)	(1,699,682)
Net loss attributable to non-controlling interest	(78,126)	(230,102)
Net loss attributable to controlling interest	$(1,099,912)	$(1,469,580)

Basic and diluted loss per common share	$(0.00)	$(0.00)
Basic and diluted weighted average number of shares outstanding	502,246,158	501,678,288

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABTECH HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31,

	2018	2017
Operating Activities
Net loss	$(1,178,038)	$(1,699,682)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	5,426	3,012
Stock-based compensation expense	4,500	4,500
Changes in operating assets and liabilities:
Accounts receivable	(81,738)	(15,774)
Inventories	11,961	(13,419)
Prepaid expenses and other current assets	(61,848)	2,112
Accounts payable	295,703	664,655
Accrued interest payable	212,705	121,617
Accrued expenses	18,827	44,052
Net cash used in operating activities	(772,502)	(888,927)

Investing Activities
Purchases of fixed assets	(2,064)	(405)
Net cash used in investing activities	(2,064)	(405)

Financing Activities
Proceeds from due to investors – related party	785,000	932,000
Repayments on bank line of credit	(5,776)	(2,516)
Repayments on convertible promissory notes	-	(27,420)
Repayments under capital lease obligation	(3,071)	-
Decrease in due to related party	(1,744)	(1,657)
Net cash provided by financing activities	774,409	900,407

Net change in cash and cash equivalents	(157)	11,075
Cash and cash equivalents at beginning of period	58,435	84,415
Cash and cash equivalents at end of period	$58,278	$95,490

Supplemental cash flow information:
Cash paid for interest	$5,449	$7,738
Cash paid for income taxes	$-	$-

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

In 2012, the Company formed a subsidiary, AEWS Engineering, LLC (“AEWS”), an independent civil and environmental engineering firm, established to provide engineering and technology innovation to the water infrastructure sector. AEWS is a wholly-owned subsidiary of the Company and the operations of AEWS for the periods reflected in these condensed consolidated financial statements are allocated 100% to the Company. The operations of AEWS, which focused on new business development activities, were transferred to AbTech in 2015 and as of March 31, 2018, AEWS was dormant. AEWS’s office, located in Raleigh, North Carolina, was closed at the end of April 2017.

AbTech’s wholly-owned subsidiary, Environmental Security Corporation (“ESC”), was formed by the Company in 2003 to develop a sensor array technology designed to detect impurities in water flows. ESC owns a U.S. patent on this technology and has acquired rights to another monitoring technology, but otherwise had no operations during 2018 or 2017.

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

The condensed consolidated financial statements as of March 31, 2018 and for the three months ended March 31, 2018 and 2017 are unaudited and, in the opinion of the Company’s management, include all adjustments necessary for a fair presentation of such condensed consolidated financial statements. Such adjustments are of a normal recurring nature.

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

Significant estimates are used in determining the allowance for doubtful accounts and obsolete inventory in valuing stock-based compensation, and in evaluating the Company’s ability to continue as a going concern. Due to the uncertainties inherent in the formulation of accounting estimates, and the significance of these items, it is reasonable to expect that the estimates in connection with these items could be materially revised within the next year.

Revenue Recognition

A.	Significant accounting policy – Revenue is measured based on the consideration specified in a contract with a customer and excludes any sales incentives. The Company recognizes revenue when it satisfies a performance obligation by transferring control over goods or services to a customer.

Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from revenue. The Company recognizes shipping and handling fees associated with outbound freight after control over a product has transferred to a customer as revenue and the related expenses as a fulfillment cost included in cost of revenues.

B.	Nature of Goods and Services – The Company generates its revenue from one segment, the filtration and treatment of polluted water. The Company sells various filtration products that contain various types of filtration media along with ancillary equipment used for the deployment of the filtration products, such as diversion collars, vessels and containment cages. The Company is focused on two application markets for its products, stormwater and industrial.

C.	Disaggregation of revenue – In the following table, revenue for the three-month periods ended March 31, is disaggregated by primary geographical and application markets.

	March 31, 2018 Unaudited	March 31, 2017 Unaudited
Geographical Markets
North America	$148,369	$100,262
Foreign	77	6,300
	$148,446	$106,562

Application Markets
Stormwater	$148,446	$106,562
Industrial	-	-
	$148,446	$106,562

Net Loss Per Share – Basic net loss per share is computed by dividing net loss attributable to controlling interests by the weighted average number of shares of common stock outstanding during the period. The Company has other potentially dilutive securities outstanding that are not shown in a diluted net loss per share calculation because their effect in both 2018 and 2017 would be anti-dilutive. The following chart lists the securities as of March 31, 2018 and 2017 that were not included in the computation of diluted net loss per share because their effect would have been antidilutive:

	Common Shares
	March 31, 2018 Unaudited	March 31, 2017 Unaudited
Options to purchase common stock	3,059,194	3,547,240
Warrants to purchase common stock	8,800,737	9,359,051
Convertible promissory notes	3,156,907	3,521,077
Convertible preferred stock in AbTech	3,263,197	6,457,467
	18,280,035	22,884,835

Recent Accounting Pronouncements – In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments and affects all entities that hold financial assets or owe financial liabilities. The Company has now adopted this new standard. However, its adoption had no material impact on the condensed consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which, among other provisions, requires lessees to recognize lease assets and lease liabilities for those leases classified as operating leases under previous GAAP. Under this new provision, a lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years for public entities. The Company has various operating leases and expects that these amendments will significantly affect the manner in which such operating leases are presented in its condensed consolidated financial statements. While the Company expects the amendment to have a minimal effect on the amount of operating expense recognized in the condensed consolidated statements of operations, the amendment will result in the Company including on its balance sheet a right to use asset and a corresponding liability for the lease payments due under operating leases in effect at the balance sheet dates.

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

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which addresses how eight specific cash flow issues should be presented and classified in the statement of cash flows. The Company has now adopted this new standard. However, its adoption had no material impact on the condensed consolidated financial statements.

In June 2017, the FASB issued ASU No. 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting,” which provides guidance on which changes to the terms or conditions of share-based payment awards require an entity to apply modification accounting in ASC Topic 718. The Company has now adopted this new standard. However, its adoption had no material impact on the condensed consolidated financial statements.

Changes in accounting policies – Beginning in 2018, the Company adopted Topic 606, Revenue from Contracts with Customers. While the adoption of this new standard is a change in accounting policy for revenue recognition, the change had no material effect on the amount or timing of the recognition of revenue as reflected in these condensed consolidated financial statements. Accordingly, there is no difference for the Company between using the retrospective or cumulative approaches to adopting the new standard in these condensed consolidated financial statements.

NOTE 3 – INVENTORIES

The Company uses a perpetual inventory system and periodic physical test counts to determine inventory amounts at interim balance sheet dates. Inventories are stated at the lower of cost or net realizable value, with cost computed on an average cost method which approximates the first-in, first-out basis. Inventory consisted of the following:

	March 31, 2018 (Unaudited)	December 31, 2017
Raw materials	$115,192	$117,048
Work in process	234,743	243,810
Finished goods	27,783	28,821
Reserve for obsolescence	(63,000)	(63,000)
Total	$314,718	$326,679

NOTE 4 – GOING CONCERN

These condensed consolidated financial statements have been prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and has incurred net losses since its inception. These losses, with the associated substantial accumulated deficit, are a direct result of the Company’s product development activities, the costs of introducing its technologies to the market and pursuing market acceptance and, more recently, substantial legal expenses. In addition, the Company has a working capital deficit of approximately $12.0 million as of March 31, 2018, with approximately $10.5 million of debt and accrued interest that will become due in 2018 or is due on demand. Realization of a major portion of the assets in the accompanying condensed consolidated balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financing requirements and the success of its future operations. The Company operates in a new, developing industry with a variety of competitors. These factors raise substantial doubt about the Company’s ability to continue as a going concern. As a result, the Company’s independent registered public accounting firm included an emphasis-of-matter paragraph with respect to the Company’s audited consolidated financial statements for the year ended December 31, 2017, expressing uncertainty regarding the Company’s assumption that it will continue as a going concern.

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

Financing. To date, the Company has financed its operations primarily with loans from shareholders, private placement financings and sales revenue. During the first three months of 2018, the Company received $785,000 in additional cash advances from two of its major stockholders, bringing the total amount of outstanding loans from these shareholders to $8,198,000 at March 31, 2018. Terms for these loans have not been formalized; however, the Company has treated the loans as debt accruing interest at 10% per annum. While it is possible that such loans will be converted into purchases of common stock of the Company, there is no assurance that such conversions will occur. The Company expects to continue to finance its operations, as needed, with loans from shareholders or other private placements; however, there is no assurance such loans or private placements will occur in the future or be sufficient to cover the costs of our operations.

Management believes that upon validation of its water treatment solutions for the stormwater, industrial and commercial markets, and if economic conditions improve in the Company’s target markets, sales revenue can grow significantly, which would enable the Company to reverse its negative cash flow from operations and raise additional capital as needed to service debt and fund operations. However, there is no assurance that the Company’s overall efforts will be successful. If the Company is unable to generate significant sales growth in the near term and raise additional capital, there is a risk that the Company could default on debt maturing during 2018. There can be no assurance that noteholders will grant additional maturity date extensions or waive any default provisions of our outstanding notes or that we will be able to timely refinance or repay such notes. Further, the Company is currently in default on notes that matured in April 2017; however, the Company is currently in discussions with the noteholder to extend the maturity date. There can be no assurances that the noteholder will not elect to exercise his default remedies under the notes and the Company does not currently have sufficient liquidity to repay the indebtedness. While the Company does not expect the noteholder to accelerate the indebtedness, the noteholder may do so at any time, or may initiate foreclosure actions, or seek any other remedies permitted by the terms of the notes and applicable law. Should the holders of the Company’s indebtedness seek to accelerate the indebtedness upon an event of default, the Company could be required to discontinue or significantly reduce the scope of its operations if no other means of financing its operations are or become available. Consequently, there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these condensed consolidated financial statements are issued. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustment that might be necessary should the Company be unable to continue as a going concern.

NOTE 5 – RELATED PARTY TRANSACTIONS

Accounts payable, related party – At March 31, 2018, “Accounts payable – related party” represents amounts owed to executives of the Company for expense reimbursements.

Accrued expenses – At March 31, 2018 and December 31, 2017, accrued expenses included $276,875 and $269,375, respectively, for fees due to directors of the Company for their services as directors.

Due to investors – In the first three months of 2018, two investors considered to be related parties because they individually beneficially own greater than 5% of the Company’s issued and outstanding common stock, made cash advances to the Company totaling $785,000, as short-term loans. During the year ended December 31, 2017, these same related party investors made similar cash advances to the Company totaling $3,682,000. The specific terms of these loans have not yet been determined. However, the Company is accruing interest on these loans at a rate of 10% per annum, which accrued interest totaled approximately $901,000 at March 31, 2018 and $709,000 at December 31, 2017.

NOTE 6 – PROMISSORY NOTES AND OTHER DEBT

Information regarding the various promissory notes that were outstanding as of March 31, 2018 is set forth in the table below:

	Principal Amount	Interest Rate	Maturity Date	Conversion Rate
Current promissory notes
Secured, convertible note	$44,546	11.5%	4/30/18(1)	$0.032
Secured note	250,000	11.5%	4/30/17(2)	N/A
Unsecured, convertible note	250,000	6.5%	4/30/17(2)	$0.53
Unsecured, convertible note	500,000	6.5%	4/30/17(2)	$0.64
Total promissory notes	$1,044,546

(1)	On October 21, 2016, the Company and the holder of this note mutually agreed to amend the note by: (i) extending the maturity date from April 12, 2016 to October 31, 2017; (ii) continuing the interest rate at 11.5% per annum through the new maturity date; (iii) obligating the Company to make monthly payments on the note of $10,000 per month beginning in November 2016; and (iv) adding a conversion feature to the note that allows the note holder to convert the unpaid balance due under the note into shares of the Company’s common stock at a conversion rate of $0.032 per share.

On July 17, 2017, the Company and the holder of this note mutually agreed to further amend the note by: (a) extending the maturity date from October 31, 2017 to November 15, 2017; (b) granting to the holder of the note a right to convert the entire outstanding unpaid balance of the note, including any unpaid accrued interest thereon, into shares of the Company’s common stock at a conversion rate of $0.015 per share through November 15, 2017; and (c) tolling the Company’s obligation to make monthly payments on the note until after November 15, 2017, at which time, the maturity date was further extended and the Company was to resume making payments of $10,000 per month until the note is paid in full.

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

(2)	In March 2017, the Company and the holder of these notes mutually agreed to extend the maturity dates of these notes to April 30, 2017, thus curing the technical default of the notes that had occurred on the prior maturity dates of May 11, 2016 for the secured note and April 15, 2016 for the unsecured notes. As of March 31, 2018, these notes were once again in technical default. However, the note holder has not declared an event of default. The Company is attempting to further extend the maturity dates on these notes. However, the Company gives no assurance that an agreement to extend such maturity dates will be achieved.

The convertible promissory notes and related accrued interest are convertible into shares of the Company’s common stock at the indicated conversion rates. The secured notes have a security interest in all of the personal property and other assets of the Company. The note discounts resulting from warrants issued with the notes and any beneficial conversion features inherent in the convertible notes, were fully amortized prior to 2016.

Bank Line of Credit

The Company has a bank line of credit with a credit limit of $100,000. This line of credit has an annual interest rate of prime plus 6.75% and requires monthly payment of any interest due plus approximately 1% of the outstanding balance. At March 31, 2018 and December 31, 2017, the outstanding balance due on the bank line of credit was $59,849 and $65,625, respectively.

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

NOTE 7 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, capital leases, due to investors, bank line of credit, notes payable and convertible notes payable. It is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values, using level 3 inputs, based on their short maturities, or for long term debt, based on borrowing rates currently available to the Company for loans with similar terms and maturities. Gains and losses recognized on changes in fair value of financial instruments, if any, are reported in other income (expense) as gain (loss) on change in fair value. At March 31, 2018, the Company had no financial instruments outstanding that were estimated using level 1, level 2 or level 3 inputs, other than discussed above.

NOTE 8 – STOCKHOLDERS’ DEFICIENCY

In March 2018, the holder of 600,000 shares of AbTech preferred stock converted such shares into 3,194,270 shares of ABHD common stock in accordance with the terms of the reverse acquisition transaction that occurred between AbTech and ABHD in 2011. This conversion reduced the number of AbTech preferred shares outstanding to 612,947 and reduced the minority interest of preferred shareholders in AbTech from approximately 15.3% to 8.5%. Accordingly, the carrying amount of the non-controlling interest was reduced by $2,141,701, which amount was applied to reduce additional paid-in capital by the same amount, in the first quarter of 2018.

For the three months ended March 31, 2018, additional paid-in capital was increased by $4,500 for stock-based compensation resulting from stock options vesting during the period.

There were no stock options or warrants granted during the three months ended March 31, 2018.

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

As of March 31, 2018, the Company had incurred approximately $3,916,000 in legal fees and other costs related to the matters described above, including approximately $426,000 incurred during the first three months of 2018. The Company cannot estimate at this time the cost of additional legal representation in resolving the SEC investigation, the JCOPE investigation or pursuing legal action pursuant to the Stockholder Proposal.

The Company has filed a claim for coverage for some of these legal fees under a liability insurance policy. The insurer denied the claim and the Company engaged legal counsel to dispute the insurer’s denial of the claim. After an unsuccessful attempt to resolve the dispute through mediation, the Company filed a formal complaint against the insurer on July 11, 2016, in the United States District Court for the Southern District of New York. In December 2016, the insurer remitted a payment to the Company of $465,187 for a portion of the claim that the insurer determined to be covered by the policy. During 2018 and 2017, the insurer remitted additional payments totaling $143,604 and $1,138,984, respectively, to the Company, or directly to the applicable law firms, for legal fees related to these matters. The payments made by the insurer were offset against other selling, general and administrative operating expenses in the periods in which such payments were received. The ultimate outcome of the litigation with the insurer cannot be determined at this time.

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to March 31, 2018, the Company received additional short-term funding of $346,000 from two investors considered to be related parties because they individually have a beneficial ownership interest in the Company of greater than 5%, bringing the total due to investors for these short-term loans to $8,544,000. The Company and the related party investors are currently working out the terms for these funded amounts (see NOTE 6 – PROMISSORY NOTES AND OTHER DEBT – Due to Investors).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes thereto included in Item 1 in this Quarterly Report on Form 10-Q (this “Quarterly Report”). This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and the timing of events may differ materially from those anticipated in these forward-looking statements as a result of a variety of business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. Please refer to page 2 of this Quarterly Report for additional information regarding forward-looking statements.

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

Results of Operations

We generate revenues by selling products and services related to the treatment of contaminated water so that such water can either be discharged or reused. All of our products sold in 2018 and 2017 included some form of Smart Sponge filtration media, which we manufacture, or were accessories used for the deployment of Smart Sponge products, such as diversion collars, vessels and containment cages. Our products include a variety of designs and sizes to effectively address many applications where water treatment is needed. Our revenue for the first quarter of 2018 was comprised of the following:

Product	% of Revenue
Ultra-Urban® Filters	80%
Smart Paks®	8%
Accessories	3%
Skimmers	3%
Filtration media	1%
Freight & other	5%
Total	100%

We sell our products to distributors, contractors, original equipment manufacturers and end-users.

Comparison of the three months ended March 31, 2018 and 2017

Revenues

Revenues for the three-months ended March 31, 2018 increased by $41,884 to $148,446, or 39%, compared to revenues in the same period of 2017. The increase was due entirely to the increase in the quantity of product sales and included several relatively large orders from prior customers. Sales in the first quarter of 2018 continued to be predominantly attributable to products used in stormwater treatment applications. The Company has continued its redirected sales effort to focus more resources on non-stormwater applications of its products while continuing to support stormwater product sales through direct sales staff and through distributors in international markets. The Company’s redirected sales efforts did not have a significant impact on revenue in the first quarter of 2018 as most of the new opportunities being pursued have long lead times and involve the development and testing of new or modified products.

In the first quarter of 2018, our largest customer was a distributor, whose order for a stormwater project at a military base in the United States, accounted for approximately 50% of revenues. A municipal customer installing additional Ultra-Urban® Filters in an expanded stormwater treatment project accounted for approximately 19% of revenues in the first quarter of 2018. In the first quarter of 2017, our two largest customers were both contractors installing stormwater systems and accounted for 40% and 10% of revenues, respectively.

As discussed in NOTE 2 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES to the condensed consolidated financial statements included in this Quarterly Report, the adoption of Accounting Standard Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” had no material impact on revenue when adopted in 2018. However, the new standard could have a significant impact on the recognition of revenue if the Company begins to generate material revenues through contracts with customers which are the subject of the new standard.

Gross Margin

The Company’s gross margin on sales was $54,663, or 37% for the three-months ended March 31, 2018, compared to a negative gross margin on sales of $(2,655), or negative (2%), for the same period of 2017. The significant improvement in gross margin in 2018 is attributable to the increase in product sales and the mix of products sold during the quarter, which was dominated by relatively high margin products.

The Company continues to have excess manufacturing capacity which adversely impacts gross margins. The Company’s manufacturing facility operated at approximately 2% of its Smart Sponge® production capacity for the first quarter of 2018 compared to 1% for the first quarter of 2017.

Going forward, the Company expects that gross margin percentages, quarter by quarter, could vary widely depending on the volume of product sales, the corresponding volume of product manufacturing activity and the mix of products sold. We do not currently have plans to reduce manufacturing capacity and we anticipate that the excess capacity will continue to adversely affect gross margins during 2018. The Company expects to see improved margins for its product sales as it expands its volume to realize economies of scale and spread its fixed manufacturing costs over a larger base of manufactured products. AbTech may also become involved in the sale of equipment manufactured by other vendors and may work on stormwater projects involving a combination of services, products, and work performed by other subcontractors. Accordingly, we expect to realize blended gross margin rates that could vary significantly.

Selling, general and administrative expenses

Selling, general and administrative expenses were approximately $531,000 lower in the first quarter of 2018 than in the same period of 2017 due primarily to reduced legal fees incurred by the Company in 2018 related to subpoenas issued by the SEC regarding its investigation In the Matter of Abtech Holdings, Inc. (NY-9262) (the “SEC Investigation”). Since 2015, the Company has incurred significant legal fees in responding to (i) a Federal investigation regarding the indictment, and subsequent trial, of New York State Senator Dean Skelos and his son, Adam Skelos, who acted as a consultant to the Company (the “Federal Investigation”); (ii) the SEC Investigation, which has involved subpoenas to the Company, two officers, a director, a prior director, a prior employee of the Company, the Company’s independent registered public accounting firm and several law firms who have counseled the Company from 2013 to the present; (iii) an investigation by the New York State Joint Commission on Public Ethics regarding alleged violations of lobbying laws in the state of New York (the “JCOPE Investigation”); (iv) litigation with an insurance carrier regarding a claim for coverage of legal expenses incurred in the Federal Investigation and the SEC Investigation; and (v) legal analysis, conducted in response to a shareholder proposal approved by the Company’s stockholders at the May 13, 2016 Annual Meeting of Stockholders, to determine if the Company should pursue legal action to recover financial losses and damages related to the Federal Investigation. Fees for these matters totaled approximately $430,000 in the first quarter of 2018 and $716,000 in the first quarter of 2017. Insurance reimbursements received in the first quarter of 2018 amounted to approximately $144,000 reducing the net amount for such fees to approximately $287,000 for the quarter. There were no insurance reimbursements received in the first quarter of 2017.

Excluding these legal expenses, other selling, general and administrative expenses were approximately $102,000 less in the first quarter of 2018 compared to the same period of 2017 due primarily to a $91,000 reduction in payroll and related benefits expenses, a $9,000 reduction in travel expenses, and a $33,000 reduction in fees for the advisory board, consultants, and investor relations. These expense reductions were partially offset by a $9,000 increase in sales commissions and a $9,000 increase in patent related legal expenses for the first quarter of 2018.

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

Research and development expenses

The Company’s primary research and development (“R&D”) focus in 2018 and 2017 has been new products for the treatment of produced water, and other industrial applications. These activities have included the development of filtration media for the treatment of heavy metals and evaporative technologies to treat produced water. In both years, these efforts involved a significant amount of product testing in the lab and in the field with corresponding costs for personnel (employees and consultants), fees for lab analysis, equipment rental and travel costs.

R&D expenses decreased by approximately $22,000, or 11%, in the first quarter of 2018 compared to the same period in 2017. The reduced R&D expenses in 2018 were primarily attributable to a decrease of approximately $44,000 in expenses related to the evaporative technology including outside testing services, field testing expenses and consulting fees. Costs for this evaporative technology project are expected to continue in 2018 as the Company continues its development efforts including further modifications and field testing of the prototype unit. The comparison of R&D expenses in the first quarters of 2018 and 2017 was also affected by a $34,500 credit to R&D expenses recorded in 2017 for the transfer to inventory of costs expensed in 2016 related to an experimental production run of the Company’s heavy metal filtration media, which after thorough testing and evaluation was determined in 2017 to be market-ready and qualified for inclusion in inventory.

Other income (expense)

Interest expense increased to $218,030 for the three months ended March 31, 2018 as compared to $129,305 for the same period of 2017 due to the increased amount of outstanding loans from investors accruing interest at a rate of 10% per annum.

Liquidity and Capital Resources

Liquidity

At March 31, 2018, the Company had a working capital deficiency of approximately $12,138,000 compared to a working capital deficiency of approximately $10,965,000 at December 31, 2017. This increase in the working capital deficit during the first quarter of 2018 is primarily attributable to the use of cash for operations and $785,000 of short term borrowings. The Company’s cash balance of $58,278 at March 31, 2018 was little changed from the cash balance of $58,435 at December 31, 2017. This cash balance represents less than one month of the Company’s historical monthly cash used for operations and evidences the Company’s need to raise additional capital in the immediate short-term.

To date, the Company has not generated sufficient revenue to cover its operating costs and continues to operate with negative cash flow. While we hope to achieve significant sales growth over the long-term, continued negative cash flow from operations is expected in the short term. The Company will require additional capital to maintain current operations until the Company achieves the sales growth necessary to cover operating costs and expenses. The Company expects to raise additional capital through continued financing arrangements with its shareholders or other private offerings. As of March 31, 2018, the Company had $10,533,592 of short term debt, including accrued interest, which will need to be repaid, extended or refinanced by the Company during 2018. In addition, rapid sales growth may require the Company to enter into working capital financing arrangements. The Company has no such financing commitments in place and can provide no assurance that such a commitment can be obtained on reasonable terms, if at all. For a further discussion of management’s planned course of action to remedy the current deficiency in liquidity, see “Going Concern and Management’s Plans,” later in this section.

Operations in the first three months of 2018 and 2017 were funded primarily by proceeds from short-term loans from related party stockholders. The net proceeds from these loans amounted to $785,000 and $932,000 in the first three months of 2018 and 2017, respectively. Subsequent to March 31, 2018 and prior to the filing of this Quarterly Report, the Company received additional short-term loans from a related party stockholder totaling $346,000.

The Company has a bank line of credit with a credit limit of $100,000. The line of credit has an annual interest rate of prime plus 6.75% and requires monthly payment of any interest due plus approximately 1% of the outstanding balance. The outstanding balance due on the bank line of credit as of March 31, 2018 and December 31, 2017 was $59,849 and $65,625, respectively.

Comparison of cash flows for the three months ended March 31, 2018 and 2017

Operating Activities

The Company had negative cash flow from operations in the first quarter of 2018 of $772,502 compared to negative cash flows from operations of $888,927 for the same period of 2017. The reduction of negative cash flow in the first quarter of 2018 is largely attributable to the $521,644 decrease in net loss for the quarter. In the first quarter of both years the Company had significant increases in accounts payable, accrued interest and accrued expenses, totaling $527,235 and $830,324 in 2018 and 2017, respectively, which caused the negative cash flow in those periods to be significantly less than the corresponding net loss. This favorable effect on cash flow was partially offset in the first quarters of 2018 and 2017, by the unfavorable impact of increases in accounts receivable of $81,738 and $15,774, respectively, and in the first quarter of 2018, by an increase in prepaid expenses of $61,848, primarily due to a prepayment made to a vendor for a purchase of raw materials.

Investing Activities

The Company had nominal capital expenditures in the first quarters of 2018 and 2017 totaling $2,064 and $405, respectively. As of March 31, 2018, the Company had no commitments for any material future capital expenditures.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2018 and 2017 amounted to $774,409 and $900,407, respectively. The primary financing sources of cash for both periods were cash advances from two related party stockholders totaling $785,000 in 2018 and $932,000 in 2017. The Company made no draws on the bank Line of credit and repayments of $5,776 and $2,516 in the first quarters of 2018 and 2017, respectively.

During the first quarter of 2017, the Company made payments totaling $30,000 to the holder of a convertible promissory note, of which $27,420 was applied to reduce the principal amount of the note. There were no payments made on this note in the first quarter of 2018 and the principal amount due on the note as of March 31, 2018 was $44,546. Under amended terms of this note, the Company is obligated to begin making additional monthly payments of $10,000 on the note beginning May 15, 2018, provided the note remains outstanding as of that date.

Going Concern and Management’s Plans

The accompanying March 31, 2018 condensed consolidated financial statements have been prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As discussed in NOTE 4 to the accompanying March 31, 2018 condensed consolidated financial statements, we have not established an ongoing source of revenue sufficient to cover operating expenses and have incurred net losses from operations since our inception. These losses, along with the associated substantial accumulated deficit, raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued. As a result, the Company’s independent registered public accounting firm, in their report dated April 3, 2018, included an emphasis-of-matter paragraph with respect to our financial statements for the fiscal year ended December 31, 2017, expressing uncertainty regarding the Company’s assumption that it will continue as a going concern. The accompanying March 31, 2018 condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustment that might be necessary should the Company be unable to continue as a going concern. Management believes that the Company’s ability to continue as a going concern will be dependent on its ability to raise additional capital and/or generate significant sales growth in the short term and resolve the legal matters described Part II, Item 1 Legal Proceedings of this Quarterly Report. The Company’s ability to achieve these objectives cannot be determined at this time. Management’s plans in regard to these matters are described in NOTE 4 to the accompanying March 31, 2018 condensed consolidated financial statements. If the Company is unable to raise additional capital and/or generate significant sales growth in the near term, and resolve the legal matters described in Part II, Item 1 Legal Proceedings of this Quarterly Report, there is a risk that the Company could default on debt maturing during 2018. Further, the Company is currently in default on notes that matured in April 2017; however, the Company is currently in discussion with the noteholder to extend the maturity date but there can be no assurances that the noteholder will not elect to exercise his default remedies under the notes. The Company does not currently have sufficient liquidity to repay the indebtedness. While the Company does not expect the noteholder to accelerate the indebtedness, the noteholder may do so at any time, or may initiate foreclosure actions, or seek any other remedies permitted by the terms of the notes and applicable law. Should the holders of the Company’s indebtedness seek to accelerate the indebtedness upon an event of default, the Company could be required to discontinue or significantly reduce the scope of its operations if no other means of financing its operations are or become available.

Off-Balance Sheet Arrangements

As of March 31, 2018, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Inventory valuation

The Company’s inventory is stated at the lesser of cost or net realizable value, with cost computed on an average cost method which approximates the first-in, first-out basis. Provision is made for obsolete, slow moving or defective items where appropriate. This estimated valuation requires that management make certain judgments about the likelihood that specific inventory items may have minimal or no realizable value in the future. These judgments are based on the current quantity of the item on hand compared to historical sales volumes, potential alternative uses of the products and the age of the inventory item.

Revenue recognition

Revenue is measured based on the consideration specified in a contract with a customer and excludes any sales incentives. The Company recognizes revenue when it satisfies a performance obligation by transferring control over goods or services to a customer. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from revenue. The Company recognizes shipping and handling fees associated with outbound freight after control over a product has transferred to a customer as revenue and the related expenses as a fulfillment cost included in cost of revenues.

Allowance for doubtful accounts

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

Stock-based compensation

The Company uses the Black-Scholes model to estimate the value of options and warrants issued to employees and consultants as compensation for services rendered to the Company. This model uses estimates of volatility, risk-free interest rate and the expected term of the options or warrants, along with the current market price of the underlying stock, to estimate the value of the options and warrants on the date of grant. In addition, the calculation of compensation costs requires that the Company estimate the number of awards that will be forfeited during the vesting period. The fair value of the stock-based awards is amortized over the vesting period of the awards. For stock-based awards that vest based on performance conditions, expense is recognized when it is probable that the conditions will be met. There were no options granted by the Company during the three month periods ended March 31, 2018 or 2017.

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

Recent Accounting Pronouncements

See NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES to the condensed consolidated financial statements included in this Quarterly Report for a detailed description of recent accounting pronouncements.

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2018, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of March 31, 2018, the Company had incurred approximately $3,916,000 in legal fees and other costs related to the matters described above, including approximately $426,000 incurred during the first three months of 2018. The Company cannot estimate at this time the cost of additional legal representation in resolving the SEC investigation, the JCOPE investigation or pursuing legal action pursuant to the Stockholder Proposal.

The Company has filed a claim for coverage for some of these legal fees under a liability insurance policy. The insurer denied the claim and the Company engaged legal counsel to dispute the insurer’s denial of the claim. After an unsuccessful attempt to resolve the dispute through mediation, the Company filed a formal complaint against the insurer on July 11, 2016, in the United States District Court for the Southern District of New York. In December 2016, the insurer remitted a payment to the Company of $465,187 for a portion of the claim that the insurer determined to be covered by the policy. During 2018 and 2017, the insurer remitted additional payments totaling $143,604 and $1,138,984, respectively, to the Company, or directly to the applicable law firms, for legal fees related to these matters. The payments made by the insurer were offset against other selling, general and administrative operating expenses in the periods in which such payments were received. The ultimate outcome of the litigation with the insurer cannot be determined at this time.

Item 1A. Risk Factors.

As a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

As of March 31, 2018, there were three outstanding promissory notes payable with an aggregate principal amount of $1,000,000 and interest accrued thereon of $313,599 that were in technical default due to the fact that they were not repaid prior to their extended April 30, 2017 maturity dates. However, the noteholder has not declared an event of default. Subsequent to April 30, 2017, the Company has been in discussions with the holder of these notes to further extend the maturity dates although there can be no assurance that such discussions will result in an extension of the maturity dates of the notes or that the noteholder will not elect to exercise his default remedies under the notes. The Company does not currently have sufficient liquidity to repay the indebtedness. While the Company does not expect the noteholder to accelerate the indebtedness, the noteholder may do so at any time, or may initiate foreclosure actions, or seek any other remedies permitted by the terms of the notes and applicable law. Should the holders of the Company’s indebtedness seek to accelerate the indebtedness upon an event of default, the Company could be required to discontinue or significantly reduce the scope of its operations if no other means of financing its operations are or become available.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During 2018, two investors, considered to be related parties because they have a beneficial ownership interest in the Company of greater than 5%, provided short-term funding to the Company as follows:

Date	Amount
1/11/2018	$124,000
1/24/2018	139,000
2/8/2018	134,000
2/23/2018	131,000
3/7/2018	131,000
3/13/2018	5,000
3/22/2018	121,000
4/4/2018	107,000
4/18/2018	121,000
5/2/2018	118,000
Total	$1,131,000

The terms for these funded amounts have not yet been determined and as of May 14, 2018, no financing agreement had been entered into by the Company with these investors regarding the funded amounts. As soon as the parties execute definitive agreements regarding the foregoing, the Company intends to make the appropriate filing with disclosures of the related agreement terms.

Item 6. Exhibits.

A list of exhibits to this Quarterly Report is set forth below and is incorporated herein by reference.

Exhibit Index

Exhibit Number	Name
31.1 *	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)
31.2 *	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)
32 *	Section 1350 Certifications
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABTECH HOLDINGS, INC. (Registrant)

Date: May 15, 2018	By:	/s/ Glenn R. Rink
Glenn R. Rink Chief Executive Officer, President, and Director

Date: May 15, 2018	By:	/s/ Lane J. Castleton
Lane J. Castleton Chief Accounting Officer, Chief Financial Officer, Vice President and Treasurer

