Form 10-Q
period 2018-06-30
Abtech Holdings, Inc.
filed 2018-08-14
CIK 1405858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 13, 2018
Common stock, $.001 par value	504,872,558

ABTECH HOLDINGS, INC.

FORM 10-Q

June 30, 2018

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

Explanatory Note

As used in this Quarterly Report, “we,” “us,” “our,” “ABHD” and the “Company” refer to Abtech Holdings, Inc.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The December 31, 2017 consolidated balance sheet included in this Quarterly Report was derived from audited financial statements but does not include all disclosures required by GAAP. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2018 is not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018. For further information, refer to the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ABTECH HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2018 (Unaudited)	December 31, 2017
ASSETS
Current assets
Cash and cash equivalents	$136,352	$58,435
Accounts receivable – trade, net	52,123	36,650
Accounts receivable – trade, related party	28,194	-
Inventories, net	364,498	326,679
Prepaid expenses and other current assets	53,198	22,625
Total current assets	634,365	444,389

Fixed assets, net	141,665	141,629
Security deposits	17,977	17,977
Total assets	$794,007	$603,995

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities
Accounts payable	$1,615,581	$1,401,637
Loans from stockholders	9,000	9,000
Bank line of credit	50,123	65,625
Notes payable, net of discounts	250,000	250,000
Convertible promissory notes	794,546	794,546
Due to investors – related party	9,016,000	7,413,000
Related party loan	61,548	65,102
Capital lease obligation – current portion	13,149	12,651
Accrued interest payable	1,453,593	1,005,983
Accrued expenses	545,528	391,801
Total current liabilities	13,809,068	11,409,345

Capital lease obligation – noncurrent portion	26,910	33,612
Total liabilities	13,835,978	11,442,957

Commitments and contingencies

Stockholders’ equity (deficiency)
Common stock, $0.001 par value; 800,000,000 authorized shares; 504,872,558 and 501,678,288 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	504,873	501,678
Additional paid-in capital	58,927,875	61,068,271
Non-controlling interest	(2,714,279)	(4,724,713)
Accumulated deficit	(69,760,440)	(67,684,198)
Total stockholders’ equity (deficiency)	(13,041,971)	(10,838,962)
Total liabilities and stockholders’ equity (deficiency)	$794,007	$603,995

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABTECH HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months ended June 30		Six Months ended June 30
	2018	2017	2018	2017

Net revenues	$149,153	$88,048	$297,599	$194,610
Cost of revenues	127,612	88,720	221,395	197,937
Gross profit (loss)	21,541	(672)	76,204	(3,327)
Selling, general and administrative expenses	633,194	10,115	1,470,025	1,378,208
Research and development expenses	178,630	241,245	356,470	440,876
Gain on disposal of fixed assets	-	(5,552)	-	(5,552)
Operating loss	(790,283)	(246,480)	(1,750,291)	(1,816,859)
Interest expense	(239,188)	(154,242)	(457,218)	(283,545)
Loss before income taxes	(1,029,471)	(400,722)	(2,207,509)	(2,100,404)
Provision for income taxes	-	-	-	-
Net loss	(1,029,471)	(400,722)	(2,207,509)	(2,100,404)
Net loss attributable to non-controlling interest	(53,141)	(25,566)	(131,267)	(255,668)
Net loss attributable to controlling interest	$(976,330)	$(375,156)	$(2,076,242)	$(1,844,736)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average number of shares outstanding	504,872,558	501,678,288	503,566,613	501,678,288

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABTECH HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30,

	2018	2017
Operating Activities
Net loss	$(2,207,509)	$(2,100,404)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	10,784	6,161
Stock-based compensation expense	4,500	9,000
Gain on sale of fixed assets	-	(5,552)
Changes in operating assets and liabilities:
Accounts receivable	(43,667)	16,757
Inventories	(37,819)	(13,787)
Prepaid expenses and other current assets	(30,573)	3,897
Accounts payable	213,944	(109,057)
Accrued interest payable	447,610	269,321
Accrued expenses	153,727	35,575
Net cash used in operating activities	(1,489,003)	(1,888,089)

Investing Activities
Purchases of fixed assets	(10,820)	(25,095)
Proceeds from sale of fixed assets	-	10,000
Net cash used in investing activities	(10,820)	(15,095)

Financing Activities
Proceeds from due to investors – related party	1,603,000	1,982,000
Repayments on bank line of credit	(15,502)	(5,762)
Repayments on convertible promissory notes	-	(55,681)
Repayments under capital lease obligation	(6,204)	(1,939)
Decrease in due to related party	(3,554)	(3,381)
Net cash provided by financing activities	1,577,740	1,915,237

Net change in cash and cash equivalents	77,917	12,053
Cash and cash equivalents at beginning of period	58,435	84,415
Cash and cash equivalents at end of period	$136,352	$96,468

Supplemental cash flow information:
Cash paid for interest	$9,723	$12,599
Cash paid for income taxes	$-	$-
Fixed asset purchased with a capital lease	$-	$54,171

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

In 2012, the Company formed a subsidiary, AEWS Engineering, LLC (“AEWS”), an independent civil and environmental engineering firm. As of June 30, 2018, AEWS was dormant. AEWS’s office, located in Raleigh, North Carolina, was closed at the end of April 2017.

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

The condensed consolidated financial statements as of June 30, 2018 and for the three and six months ended June 30, 2018 and 2017 are unaudited and, in the opinion of the Company’s management, include all adjustments necessary for a fair presentation of such condensed consolidated financial statements. Such adjustments are of a normal recurring nature.

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

B.	Nature of Goods and Services – The Company generates its revenue from one segment, the filtration and treatment of polluted water. The Company sells various filtration products that contain various types of filtration media along with ancillary equipment used for the deployment of the filtration products, such as diversion collars, vessels and containment cages. The Company is focused on two application markets for its products, stormwater and industrial.

C.	Disaggregation of revenue – In the following table, revenue for the three and six month periods ended June 30, is disaggregated by primary geographical and application markets.

	Three Months ended		Six Months Ended
	June 30, 2018 Unaudited	June 30, 2017 Unaudited	June 30, 2018 Unaudited	June 30, 2017 Unaudited
Geographical Markets
North America	$137,624	$88,048	$285,993	$188,310
Foreign	11,529	-	11,606	6,300
	$149,153	$88,048	$297,599	$194,610

Application Markets
Stormwater	$116,279	$88,048	$264,725	$194,610
Industrial	32,874	-	32,874	-
	$149,153	$88,048	$297,599	$194,610

Net Loss Per Share – Basic net loss per share is computed by dividing net loss attributable to controlling interests by the weighted average number of shares of common stock outstanding during the period. The Company has other potentially dilutive securities outstanding that are not shown in a diluted net loss per share calculation because their effect in both 2018 and 2017 would be anti-dilutive. The following chart lists the securities as of June 30, 2018 and 2017 that were not included in the computation of diluted net loss per share because their effect would have been antidilutive:

	Common Shares
	June 30, 2018 Unaudited	June 30, 2017 Unaudited
Options to purchase common stock	2,629,194	3,547,240
Warrants to purchase common stock	8,765,737	9,359,051
Convertible promissory notes	4,990,143	2,637,905
Convertible preferred stock in AbTech	3,263,197	6,457,467
	19,648,271	22,001,663

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

NOTE 3 – INVENTORIES

The Company uses a perpetual inventory system and periodic physical test counts to determine inventory amounts at interim balance sheet dates. Inventories are stated at the lower of cost or net realizable value, with cost computed on an average cost method which approximates the first-in, first-out basis. Inventory consisted of the following:

	June 30, 2018 (Unaudited)	December 31, 2017
Raw materials	$111,112	$117,048
Work in process	300,485	243,810
Finished goods	15,901	28,821
Reserve for obsolescence	(63,000)	(63,000)
Total	$364,498	$326,679

NOTE 4 – GOING CONCERN

These condensed consolidated financial statements have been prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and has incurred net losses since its inception. These losses, with the associated substantial accumulated deficit, are a direct result of the Company’s product development activities, the costs of introducing its technologies to the market and pursuing market acceptance and, more recently, substantial legal expenses. In addition, the Company has a working capital deficit of approximately $13.2 million as of June 30, 2018, with approximately $11.5 million of debt and accrued interest that will become due in 2018 or is due on demand. Realization of a major portion of the assets in the accompanying condensed consolidated balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financing requirements and the success of its future operations. The Company operates in a new, developing industry with a variety of competitors. These factors raise substantial doubt about the Company’s ability to continue as a going concern. As a result, the Company’s independent registered public accounting firm included an emphasis-of-matter paragraph with respect to the Company’s audited consolidated financial statements for the year ended December 31, 2017, expressing uncertainty regarding the Company’s assumption that it will continue as a going concern.

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

Financing. To date, the Company has financed its operations primarily with loans from shareholders, private placement financings and sales revenue. During the first half of 2018, the Company received $1,603,000 in additional cash advances from two of its major stockholders, bringing the total amount of outstanding loans from these shareholders to $9,016,000 at June 30, 2018. Terms for these loans have not been formalized; however, the Company has treated the loans as debt accruing interest at 10% per annum. While it is possible that such loans will be converted into purchases of common stock of the Company, there is no assurance that such conversions will occur. The Company expects to continue to finance its operations, as needed, with loans from shareholders or other private placements; however, there is no assurance such loans or private placements will occur in the future or be sufficient to cover the costs of our operations.

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

NOTE 5 – RELATED PARTY TRANSACTIONS

Accounts receivable, related party – In the second quarter of 2018, the Company recognized $28,194 of revenue on the sale of stormwater products to a customer that is considered to be a related party because it beneficially owns greater than 5% of the Company’s issued and outstanding common stock. At June 30, 2018, “Accounts receivable – related party” represents the amount due from this customer, which amount was paid by the customer in July 2018.

Accrued expenses – At June 30, 2018 and December 31, 2017, accrued expenses included $276,875 and $269,375, respectively, for fees due to directors of the Company for their services as directors.

Due to investors – In the first half of 2018, two investors considered to be related parties because they individually beneficially own greater than 5% of the Company’s issued and outstanding common stock, made cash advances to the Company totaling $1,603,000, as short-term loans. During the year ended December 31, 2017, these same related party investors made similar cash advances to the Company totaling $3,682,000. The specific terms of these loans have not yet been determined. However, the Company is accruing interest on these loans at a rate of 10% per annum, which accrued interest totaled approximately $1,115,000 at June 30, 2018 and $709,000 at December 31, 2017.

NOTE 6 – PROMISSORY NOTES AND OTHER DEBT

Information regarding the various promissory notes that were outstanding as of June 30, 2018 is set forth in the table below:

	Principal Amount	Interest Rate	Maturity Date	Conversion Rate
Current promissory notes
Secured, convertible note	$44,546	11.5%	4/30/18 (1)	$0.032
Secured note	250,000	11.5%	4/30/17 (2)	N/A
Unsecured, convertible note	250,000	6.5%	4/30/17 (2)	$0.53
Unsecured, convertible note	500,000	6.5%	4/30/17 (2)	$0.64
Total promissory notes	$1,044,546

(1)	On October 21, 2016, the Company and the holder of this note mutually agreed to amend the note by: (i) extending the maturity date from April 12, 2016 to October 31, 2017; (ii) continuing the interest rate at 11.5% per annum through the new maturity date; (iii) obligating the Company to make monthly payments on the note of $10,000 per month beginning in November 2016; and (iv) adding a conversion feature to the note that allows the note holder to convert the unpaid balance due under the note into shares of the Company’s common stock at a conversion rate of $0.032 per share.

On July 17, 2017, the Company and the holder of this note mutually agreed to further amend the note by: (a) extending the maturity date from October 31, 2017 to November 15, 2017; (b) granting to the holder of the note a right to convert the entire outstanding unpaid balance of the note, including any unpaid accrued interest thereon, into shares of the Company’s common stock at a conversion rate of $0.015 per share through November 15, 2017; and (c) tolling the Company’s obligation to make monthly payments on the note until after November 15, 2017.

On February 27, 2018, the Company and the holder of this note mutually agreed to further amend the note by: (a) extending the maturity date from November 15, 2017 to April 30, 2018; and (b) further tolling the Company’s obligation to make monthly payments on the note until after April 30, 2018, at which time, the maturity date was further extended and the Company was to resume making payments of $10,000 per month until the note is paid in full.

In August 2018, the Company and the holder of this note mutually agreed to further amend the note by: (a) extending the maturity date from April 30, 2018 to November 30, 2018; (b) granting to the holder of the note a right to convert the entire outstanding unpaid balance of the note, including any unpaid accrued interest thereon, into shares of the Company’s common stock at a conversion rate of $0.015 per share through November 30, 2018; and (c) tolling the Company’s obligation to make monthly payments on the note until after November 30, 2018, at which time, the maturity date will be further extended and the Company will resume making payments of $10,000 per month until the note is paid in full.

(2)	In March 2017, the Company and the holder of these notes mutually agreed to extend the maturity dates of these notes to April 30, 2017, thus curing the technical default of the notes that had occurred on the prior maturity dates of May 11, 2016 for the secured note and April 15, 2016 for the unsecured notes. As of June 30, 2018, these notes were once again in technical default. However, the note holder has not declared an event of default. The Company is attempting to further extend the maturity dates on these notes. However, the Company gives no assurance that an agreement to extend such maturity dates will be achieved.

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

Bank Line of Credit

The Company has a bank line of credit with a credit limit of $100,000. This line of credit has an annual interest rate of prime plus 6.75% and requires monthly payment of any interest due plus approximately 1% of the outstanding balance. At June 30, 2018 and December 31, 2017, the outstanding balance due on the bank line of credit was $50,123 and $65,625, respectively.

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

NOTE 7 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, capital leases, due to investors, bank line of credit, notes payable and convertible notes payable. It is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values, using level 3 inputs, based on their short maturities, or for long term debt, based on borrowing rates currently available to the Company for loans with similar terms and maturities. Gains and losses recognized on changes in fair value of financial instruments, if any, are reported in other income (expense) as gain (loss) on change in fair value. At June 30, 2018, the Company had no financial instruments outstanding that were estimated using level 1, level 2 or level 3 inputs, other than discussed above.

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

For the six months ended June 30, 2018, additional paid-in capital was increased by $4,500 for stock-based compensation resulting from stock options vesting during the first quarter of 2018.

There were no stock options or warrants granted during the six months ended June 30, 2018.

NOTE 9 – LITIGATION AND CONTINGENCIES

On May 28, 2015, the Company received a subpoena from the U.S. Securities and Exchange Commission (“SEC”) that stated that the staff of the SEC is conducting an investigation In the Matter of Abtech Holdings, Inc. (NY-9262).  Generally, the SEC’s subpoena asked for all documents, agreements, and communications concerning (i) the Company’s Contract for Services with Nassau County, New York, dated October 8, 2013; (ii) Dean Skelos, his son, Adam Skelos, who acted as a consultant to the Company, and their related entities; (iii) SLC Clean Water, LLC, Axiom, Glenwood Management, and a number of other listed individuals and entities; (iv) certain Board of Directors (“Board”) and Board committee minutes and related materials; (v) certain policies, procedures, and internal controls in effect at the Company; (vi) certain communications with the Company’s independent registered public accounting firm, transfer agent, potential and current investors, broker-dealers, investment advisors, and finders; and (vii) certain other organizational and financial account information of the Company.  The Company has provided a substantial number of documents in response to the SEC subpoena.  In 2016 and 2017, the SEC issued additional subpoenas pertaining to this investigation to two officers, a director, a prior director, a prior employee of the Company, the Company’s independent registered public accounting firm and several law firms who have counseled the Company from 2013 to the present.

The Company believes the SEC’s subpoenas are a result of the complaint announced on May 4, 2015 that was filed by federal authorities against Dean and Adam Skelos. That trial came to an end in December 2015 when both men were convicted of eight counts each, including fraud, bribery and extortion of three separate companies – one of which was the Company. The Company cooperated fully with the United States Attorney’s Office for the Southern District of New York throughout the Skelos investigation and trial, by providing subpoenaed documents and other evidence and having the Company’s president and CEO testify on behalf of the government at the trial. In September 2017, a federal appeals panel overturned the 2015 corruption convictions of Dean Skelos and Adam Skelos. In July 2018, a second trial of these individuals was held and both were convicted on similar counts as in the first trial. No officer or director of the Company was asked to testify in the second trial.

As of the date of this Quarterly Report, the Company is in negotiations with the SEC with respect to a proposed settlement in connection with the SEC Investigation (the “Proposed Settlement”). Any final settlement with respect to the SEC Investigation will be subject to approval of the SEC and the Company. As of the date of this Quarterly Report, the Proposed Settlement will require the Company to pay a penalty to the SEC of $100,000, plus a disgorgement fee and pre-judgement interest of approximately $33,400. Although the Proposed Settlement is not final, has not yet been approved by the SEC or the Company, and could change, because the amount of the penalty and fees is reasonably estimable, the Company elected to accrue this $133,400 expense in the second quarter of 2018 in accrued expenses on the balance sheet. Once a final settlement has been agreed to and approved by the SEC and the Company, the Company will disclose the terms of such final settlement in more detail.

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

As of June 30, 2018, the Company had incurred approximately $4,240,000 in legal fees and other costs related to the matters described above, including approximately $719,000 incurred during the first six months of 2018. The Company cannot estimate at this time the cost of additional legal representation in resolving the SEC investigation, the JCOPE investigation or pursuing legal action pursuant to the Stockholder Proposal.

The Company has filed a claim for coverage for some of these legal fees under a liability insurance policy. The insurer denied the claim and the Company engaged legal counsel to dispute the insurer’s denial of the claim. After an unsuccessful attempt to resolve the dispute through mediation, the Company filed a formal complaint against the insurer on July 11, 2016, in the United States District Court for the Southern District of New York. In December 2016, the insurer remitted a payment to the Company of $465,187 for a portion of the claim that the insurer determined to be covered by the policy. During 2018 and 2017, the insurer remitted additional payments totaling $500,575 and $1,138,984, respectively, to the Company, or directly to the applicable law firms, for legal fees related to these matters. The payments made by the insurer were offset against other selling, general and administrative operating expenses in the periods in which such payments were received. The ultimate outcome of the litigation with the insurer cannot be determined at this time.

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to June 30, 2018, the Company received additional short-term funding of $354,000 from an investor considered to be a related party because it individually has a beneficial ownership interest in the Company of greater than 5%, bringing the total due to investors for these short-term loans to $9,370,000. The Company and the related party investors are currently working out the terms for these funded amounts (see NOTE 6 – PROMISSORY NOTES AND OTHER DEBT – Due to Investors).

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

Results of Operations

We generate revenues by selling products and services related to the treatment of contaminated water so that such water can either be discharged or reused. All of our products sold in 2018 and 2017 included some form of Smart Sponge filtration media, which we manufacture, or were accessories used for the deployment of Smart Sponge products, such as diversion collars, vessels and containment cages. Our products include a variety of designs and sizes to effectively address many applications where water treatment is needed. Our revenue for the first half of 2018 was comprised of the following:

Product	% of Revenue
Ultra-Urban® Filters	60%
Smart Paks®	8%
Accessories	10%
Skimmers	3%
Filtration media	15%
Freight & other	4%
Total	100%

We sell our products to distributors, contractors, original equipment manufacturers and end-users.

Comparison of the six months ended June 30, 2018 and 2017

Revenues

Revenues for the six-months ended June 30, 2018 increased by $102,989 to $297,599, or 53%, compared to revenues in the same period of 2017. The increase was due entirely to the increase in the quantity of product sales and included several relatively large orders from prior customers. Sales in the first half of 2018 continued to be predominantly attributable to products used in stormwater treatment applications. The Company has continued its redirected sales effort to focus more resources on non-stormwater applications of its products while continuing to support stormwater product sales through direct sales staff and through distributors in international markets. The Company’s redirected sales efforts did not have a significant impact on revenue in the first half of 2018 as most of the new opportunities being pursued have long lead times and involve the development and testing of new or modified products.

In the first half of 2018, our largest customer was a distributor, whose order for a stormwater project at a military base in the United States, accounted for approximately 25% of revenues. An order from a customer for an industrial application of Smart Sponge accounted for approximately 11% of revenues in the first half of 2018. In the first half of 2017, our two largest customers were both contractors installing stormwater systems and accounted for 22% and 6% of revenues, respectively.

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

Gross Margin

The Company’s gross margin on sales was $76,204, or 26% for the six-months ended June 30, 2018, compared to a negative gross margin on sales of $(3,327), or negative (2%), for the same period of 2017. The significant improvement in gross margin in 2018 is attributable to the increase in product sales and the mix of products sold during the period, which included several relatively high margin products.

The Company continues to have excess manufacturing capacity which adversely impacts gross margins. The Company’s manufacturing facility operated at approximately 2% of its Smart Sponge® production capacity for the first half of 2018 and 2017.

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

Selling, general and administrative expenses

Selling, general and administrative expenses were approximately $92,000 higher in the first half of 2018 than in the same period of 2017. This increase in 2018 is the net result of several significant increases in some expense items and decreases in others. Net legal expenses were approximately $203,000 higher in the first half of 2018 than in the same period of 2017. The majority of these legal fees are related to the investigation by the SEC In the Matter of Abtech Holdings, Inc. (NY-9262) (the “SEC Investigation”), which began in 2015. Legal fees for this matter in the first half of 2018 totaled approximately $711,000. Insurance reimbursements received in the first half of 2018 amounted to approximately $501,000 reducing the net amount for such fees to approximately $210,000 for the first half of 2018. In the first half of 2017, legal expenses related to the SEC investigation totaled approximately $888,000, with insurance reimbursements of approximately $884,000 resulting in net expense for the period of $4,000.

Legal expenses related to the SEC Investigation are expected to continue into the third quarter of 2018 as the Company works to complete a settlement with the SEC (see PART II, Item 1. Legal Proceedings). Selling, general and administrative expenses in the second quarter of 2018 also included $133,000 for the amount of the penalty and disgorgement expected to be included in the settlement.

These expense increases in the first half of 2018, compared to the same period of 2017, were partially offset by a decrease of approximately $172,000 for payroll related expenses as the Company downsized to 12 full-time employees as of June 30, 2018. Rental expense was also reduced in 2018 by approximately $32,000 with the closure of the AEWS office in Raleigh, North Carolina, which occurred in mid-2017.

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

R&D expenses decreased by approximately $84,000, or 19%, in the first half of 2018 compared to the same period in 2017. The reduced R&D expenses in 2018 were primarily attributable to a decrease of approximately $129,000 in expenses related to the evaporative technology including outside testing services, field testing expenses and consulting fees. The Company anticipates that additional costs will need to be incurred to ready this technology for commercialization, although the extent and timing of such costs is currently being evaluated. The comparison of R&D expenses in the first half of 2018 and 2017 was also affected by a $34,500 credit to R&D expenses recorded in 2017 for the transfer to inventory of costs expensed in 2016 related to an experimental production run of the Company’s heavy metal filtration media, which after thorough testing and evaluation was determined in 2017 to be market-ready and qualified for inclusion in inventory.

Other income (expense)

Interest expense increased to $457,218 for the six months ended June 30, 2018 as compared to $283,545 for the same period of 2017 due to the increased amount of outstanding loans from investors accruing interest at a rate of 10% per annum.

Comparison of the three months ended June 30, 2018 and 2017

Revenues

Revenues for the three-months ended June 30, 2018 increased by $61,105 to $149,153, or 69%, compared to revenues in the same period of 2017. The increase was due entirely to the increase in the quantity of product sales and included several relatively large orders from prior customers. Sales in the second quarter of 2018 continued to be predominantly attributable to products used in stormwater treatment applications, although one order for approximately $33,000 was for an industrial application. The Company has continued its redirected sales effort to focus more resources on non-stormwater applications of its products while continuing to support stormwater product sales through direct sales staff and through distributors in international markets. The Company’s redirected sales efforts did not have a significant impact on revenue in the second quarter of 2018 as most of the new opportunities being pursued have long lead times and involve the development and testing of new or modified products.

In the second quarter of 2018, our largest customer was an industrial business, whose order for Smart Sponge media accounted for approximately 22% of revenues. An order from a related party customer for a stormwater project at one its facilities accounted for approximately 19% of revenues in the second quarter of 2018. In the second quarter of 2017, there no customers that accounted for more than 10% of revenues.

Gross Margin

The Company’s gross margin on sales was $21,541, or 14% for the three-months ended June 30, 2018, compared to a negative gross margin on sales of $(672), or negative (1%), for the same period of 2017. The significant improvement in gross margin in 2018 is attributable to the increase in product sales and the mix of products sold during the period.

The Company continues to have excess manufacturing capacity which adversely impacts gross margins. The Company’s manufacturing facility operated at approximately 3% of its Smart Sponge® production capacity for the second quarter of 2018 and less than 2% for the same period of 2017.

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

Selling, general and administrative expenses

Selling, general and administrative expenses totaled $633,194 in the second quarter of 2018 compared to $10,115 for the same period of 2017, representing an increase of $623,079. This large increase resulted from the receipt of insurance proceeds in the second quarter of 2017 which offset most other expenses during that period. Since 2015 the Company has incurred significant legal fees related to the SEC Investigation. These legal fees are expensed as incurred and when insurance proceeds are received as reimbursements for those fees, the reimbursements are credited against expenses in the period received. In the second quarter of 2017, the Company incurred approximately $218,000 of legal fees for this matter but received approximately $884,000 in reimbursements, resulting in a net negative expense of approximately $666,000 for the quarter. For the second quarter of 2018 the Company incurred legal fees related to the SEC Investigation of approximately $285,000 and insurance reimbursements of approximately $357,000 resulting in a net negative expense of approximately $72,000 for the quarter.

Legal expenses related to the SEC Investigation are expected to continue into the third quarter of 2018 as the Company works to complete a settlement with the SEC (see PART II, Item 1. Legal Proceedings). Expenses in the second quarter of 2018 also included $133,000 for the amount of the penalty and disgorgement expected to be included in the settlement.

These expense increases in the second quarter of 2018, compared to the same period of 2017, were partially offset by a decrease of approximately $81,000 for payroll related expenses as the Company downsized to 12 full-time employees as of June 30, 2018. Rental expense was also reduced in 2018 by approximately $31,000, primarily as a result of the closure of the AEWS office in Raleigh, North Carolina, which occurred in mid-2017.

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

R&D expenses decreased by approximately $63,000, or 26%, in the second quarter of 2018 compared to the same period in 2017. The reduction in R&D expenses in 2018 was primarily attributable to a decrease of approximately $89,000 in expenses related to the evaporative technology including outside testing services, field testing expenses and consulting fees. The Company anticipates that additional costs will need to be incurred to ready this technology for commercialization, although the extent and timing of such costs is currently being evaluated. These R&D expense reductions in the second quarter of 2018 were partially offset by an increase of approximately $9,000 for polymer materials that were scrapped during the period. In addition, R&D travel expenses increased by approximately $12,000 in the second quarter of 2018, compared to the same quarter of 2017.

Other income (expense)

Interest expense increased to $239,188 for the three months ended June 30, 2018 as compared to $154,242 for the same period of 2017 due to the increased amount of outstanding loans from investors accruing interest at a rate of 10% per annum.

Liquidity and Capital Resources

Liquidity

At June 30, 2018, the Company had a working capital deficiency of approximately $13,175,000 compared to a working capital deficiency of approximately $10,965,000 at December 31, 2017. This increase in the working capital deficit during the first half of 2018 is primarily attributable to the use of cash for operations. The Company’s cash balance of $136,352 at June 30, 2018 increased by approximately $78,000 during the first half of 2018. This cash balance represents less than one month of the Company’s historical monthly cash used for operations and evidences the Company’s need to raise additional capital in the immediate short-term.

To date, the Company has not generated sufficient revenue to cover its operating costs and continues to operate with negative cash flow. While we hope to achieve significant sales growth over the long-term, continued negative cash flow from operations is expected in the short term. The Company will require additional capital to maintain current operations until the Company achieves the sales growth necessary to cover operating costs and expenses. The Company expects to raise additional capital through continued financing arrangements with its shareholders or other private offerings. As of June 30, 2018, the Company had $11,584,687 of short term debt, including accrued interest, which will need to be repaid, extended or refinanced by the Company during 2018. In addition, rapid sales growth may require the Company to enter into working capital financing arrangements. The Company has no such financing commitments in place and can provide no assurance that such a commitment can be obtained on reasonable terms, if at all. For a further discussion of management’s planned course of action to remedy the current deficiency in liquidity, see “Going Concern and Management’s Plans,” later in this section.

Operations in the first half of 2018 and 2017 were funded primarily by proceeds from short-term loans from related party stockholders. The net proceeds from these loans amounted to $1,603,000 and $1,982,000 in the first half of 2018 and 2017, respectively. Subsequent to June 30, 2018 and prior to the filing of this Quarterly Report, the Company received additional short-term loans from a related party stockholder totaling $354,000.

The Company has a bank line of credit with a credit limit of $100,000. The line of credit has an annual interest rate of prime plus 6.75% and requires monthly payment of any interest due plus approximately 1% of the outstanding balance. The outstanding balance due on the bank line of credit as of June 30, 2018 and December 31, 2017 was $50,123 and $65,625, respectively.

Comparison of cash flows for the six months ended June 30, 2018 and 2017

Operating Activities

The Company had negative cash flow from operations in the first half of 2018 of $1,489,003 compared to negative cash flows from operations of $1,888,089 for the same period of 2017. The reduction of negative cash flow in the first half of 2018 is largely attributable to the $367,671 increase in accounts payable and accrued expenses during the period compared to a net decrease for these items of $73,482 in the same period of 2017. In the first half of both years the Company had significant increases in accrued interest, totaling $447,610 and $269,321 in 2018 and 2017, respectively, which contributed to negative cash flow in those periods being significantly less than the corresponding net loss. This favorable effect on cash flow was partially offset in the first half of 2018, by the impact of increases in accounts receivable of $43,667, inventory of 37,819 and prepaid expenses of $30,573. The increase in prepaid expenses in 2018 was primarily due to a prepayment made to a vendor for a purchase of raw materials.

Investing Activities

The Company had capital expenditures in the first six months of 2018 and 2017 totaling $10,820 and $25,095, respectively. These capital expenditures were primarily related to equipment installed for the manufacture of the newly developed heavy metals filtration media. The capital expenditures in the first six months of 2017 were offset by proceeds from the sale of $10,000 of fixed assets. As of June 30, 2018, the Company had no commitments for any material future capital expenditures.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2018 and 2017 amounted to $1,577,740 and $1,915,237, respectively. The primary financing sources of cash for both periods were cash advances from two related party stockholders totaling $1,603,000 in 2018 and $1,982,000 in 2017. During the six months ended June 30, 2018 and 2017, the Company made no draws on the bank Line of credit and made repayments of $15,502 and $5,762, respectively.

During the first half of 2017, the Company made payments totaling $60,000 to the holder of a convertible promissory note, of which approximately $55,000 was applied to reduce the principal amount of the note. There were no payments made on this note in the first half of 2018 and the principal amount due on the note as of June 30, 2018 was $44,546. Under amended terms of this note, the Company is obligated to begin making additional monthly payments of $10,000 on the note beginning December 31, 2018, provided the note remains outstanding as of that date.

Going Concern and Management’s Plans

The accompanying June 30, 2018 condensed consolidated financial statements have been prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As discussed in NOTE 4 to the accompanying June 30, 2018 condensed consolidated financial statements, we have not established an ongoing source of revenue sufficient to cover operating expenses and have incurred net losses from operations since our inception. These losses, along with the associated substantial accumulated deficit, raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued. As a result, the Company’s independent registered public accounting firm, in their report dated April 3, 2018, included an emphasis-of-matter paragraph with respect to our financial statements for the fiscal year ended December 31, 2017, expressing uncertainty regarding the Company’s assumption that it will continue as a going concern. The accompanying June 30, 2018 condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustment that might be necessary should the Company be unable to continue as a going concern. Management believes that the Company’s ability to continue as a going concern will be dependent on its ability to raise additional capital and/or generate significant sales growth in the short term and resolve the legal matters described Part II, Item 1 Legal Proceedings of this Quarterly Report. The Company’s ability to achieve these objectives cannot be determined at this time. Management’s plans in regard to these matters are described in NOTE 4 to the accompanying June 30, 2018 condensed consolidated financial statements. If the Company is unable to raise additional capital and/or generate significant sales growth in the near term, and resolve the legal matters, there is a risk that the Company could default on debt maturing during 2018. Further, the Company is currently in default on notes that matured in April 2017; however, the Company is currently in discussion with the noteholder to extend the maturity date but there can be no assurance that the noteholder will not elect to exercise his default remedies under the notes. The Company does not currently have sufficient liquidity to repay the indebtedness. While the Company does not expect the noteholder to accelerate the indebtedness, the noteholder may do so at any time, or may initiate foreclosure actions, or seek any other remedies permitted by the terms of the notes and applicable law. Should the holders of the Company’s indebtedness seek to accelerate the indebtedness upon an event of default, the Company could be required to discontinue or significantly reduce the scope of its operations if no other means of financing its operations are or become available.

Off-Balance Sheet Arrangements

As of June 30, 2018, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Stock-based compensation

The Company uses the Black-Scholes model to estimate the value of options and warrants issued to employees and consultants as compensation for services rendered to the Company. This model uses estimates of volatility, risk-free interest rate and the expected term of the options or warrants, along with the current market price of the underlying stock, to estimate the value of the options and warrants on the date of grant. The fair value of the stock-based awards is amortized over the vesting period of the awards. For stock-based awards that vest based on performance conditions, expense is recognized when it is probable that the conditions will be met. There were no options granted by the Company during the six month periods ended June 30, 2018 or 2017.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2018, the Company’s Board of Directors (“Board”) (i) established a Disclosure Committee of the Board, (ii) adopted a Disclosure Committee Charter, (iii) adopted a Disclosure Controls and Procedures Policy, (iv) formalized an Insider Trading policy, (v) formalized a Whistle Blower policy, (vi) implemented training for Company officers and supervisory employees regarding the importance of, and process for, accurate public disclosures, and (vii) updated its Code of Ethics and Business Conduct, all for the purpose of establishing additional controls and oversight over public disclosures made by the Company.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On May 28, 2015, the Company received a subpoena from the U.S. Securities and Exchange Commission (“SEC”) that stated that the staff of the SEC is conducting an investigation In the Matter of Abtech Holdings, Inc. (NY-9262).  Generally, the SEC’s subpoena asked for all documents, agreements, and communications concerning (i) the Company’s Contract for Services with Nassau County, New York, dated October 8, 2013; (ii) Dean Skelos, his son, Adam Skelos, who acted as a consultant to the Company, and their related entities; (iii) SLC Clean Water, LLC, Axiom, Glenwood Management, and a number of other listed individuals and entities; (iv) certain Board of Directors (“Board”) and Board committee minutes and related materials; (v) certain policies, procedures, and internal controls in effect at the Company; (vi) certain communications with the Company’s independent registered public accounting firm, transfer agent, potential and current investors, broker-dealers, investment advisors, and finders; and (vii) certain other organizational and financial account information of the Company.  The Company has provided a substantial number of documents in response to the SEC subpoena.  In 2016 and 2017, the SEC issued additional subpoenas pertaining to this investigation to two officers, a director, a prior director, a prior employee of the Company, the Company’s independent registered public accounting firm and several law firms who have counseled the Company from 2013 to the present.

The Company believes the SEC’s subpoenas are a result of the complaint announced on May 4, 2015 that was filed by federal authorities against Dean and Adam Skelos. That trial came to an end in December 2015 when both men were convicted of eight counts each, including fraud, bribery and extortion of three separate companies – one of which was the Company. The Company cooperated fully with the United States Attorney’s Office for the Southern District of New York throughout the Skelos investigation and trial, by providing subpoenaed documents and other evidence and having the Company’s president and CEO testify on behalf of the government at the trial. In September 2017, a federal appeals panel overturned the 2015 corruption convictions of Dean Skelos and Adam Skelos. In July 2018, a second trial of these individuals was held and both were convicted on similar counts as in the first trial. No officer or director of the Company was asked to testify in the second trial.

As of the date of this Quarterly Report, the Company is in negotiations with the SEC with respect to a proposed settlement in connection with the SEC Investigation (the “Proposed Settlement”). Any final settlement with respect to the SEC Investigation will be subject to approval of the SEC and the Company. As of the date of this Quarterly Report, the Proposed Settlement will require the Company to pay a penalty to the SEC of $100,000, plus a disgorgement fee and pre-judgement interest of approximately $33,400. Although the Proposed Settlement is not final, has not yet been approved by the SEC or the Company, and could change, because the amount of the penalty and fees is reasonably estimable, the Company elected to accrue this $133,400 expense in the second quarter of 2018 in accrued expenses on the balance sheet. Once a final settlement has been agreed to and approved by the SEC and the Company, the Company will disclose the terms of such final settlement in more detail.

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

As of June 30, 2018, the Company had incurred approximately $4,240,000 in legal fees and other costs related to the matters described above, including approximately $719,000 incurred during the first six months of 2018. The Company cannot estimate at this time the cost of additional legal representation in resolving the SEC investigation, the JCOPE investigation or pursuing legal action pursuant to the Stockholder Proposal.

The Company has filed a claim for coverage for some of these legal fees under a liability insurance policy. The insurer denied the claim and the Company engaged legal counsel to dispute the insurer’s denial of the claim. After an unsuccessful attempt to resolve the dispute through mediation, the Company filed a formal complaint against the insurer on July 11, 2016, in the United States District Court for the Southern District of New York. In December 2016, the insurer remitted a payment to the Company of $465,187 for a portion of the claim that the insurer determined to be covered by the policy. During 2018 and 2017, the insurer remitted additional payments totaling $500,575 and $1,138,984, respectively, to the Company, or directly to the applicable law firms, for legal fees related to these matters. The payments made by the insurer were offset against other selling, general and administrative operating expenses in the periods in which such payments were received. The ultimate outcome of the litigation with the insurer cannot be determined at this time.

Item 1A. Risk Factors.

As a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

As of June 30 2018, there were three outstanding promissory notes payable with an aggregate principal amount of $1,000,000 and interest accrued thereon of $332,921 that were in technical default due to the fact that they were not repaid prior to their extended April 30, 2017 maturity dates. However, the noteholder has not declared an event of default. Subsequent to April 30, 2017, the Company has been in discussions with the holder of these notes to further extend the maturity dates although there can be no assurance that such discussions will result in an extension of the maturity dates of the notes or that the noteholder will not elect to exercise his default remedies under the notes. The Company does not currently have sufficient liquidity to repay the indebtedness. While the Company does not expect the noteholder to accelerate the indebtedness, the noteholder may do so at any time, or may initiate foreclosure actions, or seek any other remedies permitted by the terms of the notes and applicable law. Should the holders of the Company’s indebtedness seek to accelerate the indebtedness upon an event of default, the Company could be required to discontinue or significantly reduce the scope of its operations if no other means of financing its operations are or become available.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During 2018, two investors, considered to be related parties because they have a beneficial ownership interest in the Company of greater than 5%, provided short-term funding to the Company as follows:

Date	Amount
1/11/2018	$124,000
1/24/2018	139,000
2/8/2018	134,000
2/23/2018	131,000
3/7/2018	131,000
3/13/2018	5,000
3/22/2018	121,000
4/4/2018	107,000
4/18/2018	121,000
5/2/2018	118,000
5/16/18	118,000
5/31/18	118,000
6/14/18	118,000
6/27/18	118,000
7/12/18	118,000
7/27/18	118,000
8/8/18	118,000
Total	$1,957,000

The terms for these funded amounts have not yet been determined and as of August 13, 2018, no financing agreement had been entered into by the Company with these investors regarding the funded amounts. As soon as the parties execute definitive agreements regarding the foregoing, the Company intends to make the appropriate filing with disclosures of the related agreement terms.

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

ABTECH HOLDINGS, INC.
(Registrant)

Date: August 14, 2018	By:	/s/ Glenn R. Rink
Glenn R. Rink
Chief Executive Officer, President, and Director

Date: August 14, 2018	By:	/s/ Lane J. Castleton
Lane J. Castleton
Chief Accounting Officer, Chief Financial Officer, Vice President and Treasurer

