Form 10-Q
period 2018-09-30
Abtech Holdings, Inc.
filed 2018-11-14
CIK 1405858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2018

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

YES ☒	NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☒	Smaller reporting company

						☐	Emerging Growth Company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 14, 2018
Common stock, $.001 par value	2,524,454

ABTECH HOLDINGS, INC.

FORM 10-Q

September 30, 2018

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” which involve many risks and uncertainties. Forward-looking statements are not purely historical, are not assurances of future performance, and include, for example, any statements regarding beliefs, plans, expectations or intentions regarding the future. All statements other than statements of historical fact are statements that could be deemed to be forward-looking statements. Such forward-looking statements include, among other things, the development, costs and results of new business opportunities, our plans and objectives for future operations, assumptions underlying such plans and objectives, the expected success and benefit of water treatment trials, the expected benefits from new technologies, and other forward-looking statements included in this Quarterly Report. Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “would,” “could,” “confident,” “forecast,” “hope,” “likely,” “plan,” “possible,” “potential,” “predict,” “project,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” “future,” “ongoing,” “goal,” “seek,” “strategy,” or similar terms, variations of such terms, or the negative of such terms. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict – many of which are outside of our control. Therefore, you should not rely on any of these forward-looking statements. Such statements are based on information currently available to management and management’s current expectations, and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those projected in any forward-looking statements due to numerous factors. Such factors include, among others, the inherent uncertainties associated with new projects, trials, and technologies. These forward-looking statements are made as of the date of this Quarterly Report, and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could or do differ from those projected in the forward-looking statements. Actual results, including our financial condition, in each case could differ materially from those anticipated in such statements by reason of factors such as future economic or financial conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we operate, results of litigation, and other circumstances affecting anticipated revenues and costs. Although we believe that any beliefs, plans, expectations and intentions contained in this Quarterly Report are reasonable, there can be no assurance that any such beliefs, plans, expectations or intentions will prove to be accurate. Investors should consult all of the information set forth herein and should also refer to the risk factors disclosure outlined in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed on April 3, 2018 (as amended on April 30, 2018, the “Annual Report on Form 10-K”) and other risks referenced from time-to-time in our filings with the Securities and Exchange Commission.

Explanatory Note

As used in this Quarterly Report, “we,” “us,” “our,” “ABHD” and the “Company” refer to Abtech Holdings, Inc.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The December 31, 2017 consolidated balance sheet included in this Quarterly Report was derived from audited financial statements but does not include all disclosures required by GAAP. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2018 is not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018. For further information, refer to the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K.

On November 6, 2018, the Company completed a 200-for-1 reverse stock split to its issued and outstanding shares of common stock and 16-for-1 reverse split to the authorized shares of common stock. All share amounts and per share amounts related to the Company’s common stock in this Quarterly Report have been adjusted to give retroactive effect to the reverse stock split.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ABTECH HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2018 (Unaudited)	December 31, 2017
ASSETS
Current assets
Cash and cash equivalents	$23,290	$58,435
Accounts receivable – trade, net	78,732	36,650
Inventories, net	381,931	326,679
Prepaid expenses and other current assets	38,726	22,625
Total current assets	522,679	444,389

Fixed assets, net	154,582	141,629
Security deposits	17,977	17,977
Total assets	$695,238	$603,995

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities
Accounts payable	$1,573,902	$1,401,637
Loans from stockholders	9,000	9,000
Bank line of credit	61,574	65,625
Notes payable	250,000	250,000
Convertible promissory notes	794,546	794,546
Due to investors – related party	9,796,000	7,413,000
Related party loan	-	65,102
Capital lease obligation – current portion	13,406	12,651
Accrued interest payable	1,710,781	1,005,983
Accrued expenses	523,404	391,801
Total current liabilities	14,732,613	11,409,345

Related party loan	59,760	-
Capital lease obligation – noncurrent portion	23,461	33,612
Total liabilities	14,815,834	11,442,957

Commitments and contingencies

Stockholders’ equity (deficiency)
Common stock, $0.001 par value; 50,000,000 authorized shares; 2,524,454 and 2,508,392 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	2,524	2,508
Additional paid-in capital	59,430,224	61,567,441
Non-controlling interest	(2,779,646)	(4,724,713)
Accumulated deficit	(70,773,698)	(67,684,198)
Total stockholders’ equity (deficiency)	(14,120,596)	(10,838,962)
Total liabilities and stockholders’ equity (deficiency)	$695,238	$603,995

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABTECH HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months ended September 30		Nine Months ended September 30
	2018	2017	2018	2017

Net revenues	$128,839	$311,952	$426,438	$506,562
Cost of revenues	110,955	157,725	332,350	355,662
Gross profit	17,884	154,227	94,088	150,900
Selling, general and administrative expenses	758,278	775,435	2,228,303	2,153,643
Research and development expenses	77,456	186,039	433,926	626,915
Gain on disposal of fixed assets	-	-	-	(5,552)
Operating loss	(817,850)	(807,247)	(2,568,141)	(2,624,106)
Interest expense	(260,775)	(181,194)	(717,993)	(464,739)
Loss before income taxes	(1,078,625)	(988,441)	(3,286,134)	(3,088,845)
Provision for income taxes	-	-	-	-
Net loss	(1,078,625)	(988,441)	(3,286,134)	(3,088,845)
Net loss attributable to non-controlling interest	(65,367)	(117,558)	(196,634)	(373,226)
Net loss attributable to controlling interest	$(1,013,258)	$(870,883)	$(3,089,500)	$(2,715,619)

Basic and diluted loss per common share	$(0.40)	$(0.35)	$(1.23)	$(1.08)

Basic and diluted weighted average number of shares outstanding	2,524,454	2,508,392	2,520,125	2,508,392

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABTECH HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30,

	2018	2017
Operating Activities
Net loss	$(3,286,134)	$(3,088,845)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	17,930	10,756
Stock-based compensation expense	4,500	13,500
Gain on sale of fixed assets	-	(5,552)
Changes in operating assets and liabilities:
Accounts receivable	(42,082)	(203,978)
Inventories	(55,252)	11,363
Prepaid expenses and other current assets	(16,101)	(920)
Accounts payable	172,265	(103,562)
Security deposits	-	10,425
Accrued interest payable	704,798	445,128
Accrued expenses	131,603	80,929
Net cash used in operating activities	(2,368,473)	(2,830,756)

Investing Activities
Purchases of fixed assets	(30,883)	(50,433)
Proceeds from sale of fixed assets	-	10,000
Net cash used in investing activities	(30,883)	(40,433)

Financing Activities
Proceeds from due to investors – related party	2,383,000	2,908,000
Draws on bank line of credit	17,000	-
Repayments on bank line of credit	(21,051)	(11,145)
Repayments on convertible promissory notes	-	(55,454)
Repayments under capital lease obligation	(9,396)	(4,895)
Decrease in due to related party	(5,342)	(5,081)
Net cash provided by financing activities	2,364,211	2,831,425

Net change in cash and cash equivalents	(35,145)	(39,764)
Cash and cash equivalents at beginning of period	58,435	84,415
Cash and cash equivalents at end of period	$23,290	$44,651

Supplemental cash flow information:
Cash paid for interest	$13,373	$15,794
Cash paid for income taxes	$-	$-
Fixed asset purchased with a capital lease	$-	$54,171

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABTECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – ORGANIZATION

Abtech Holdings, Inc. (“ABHD” or the “Company”) was incorporated under the laws of the State of Nevada on February 13, 2007, and has authorized capital stock of 50,000,000 shares of common stock at $0.001 par value. ABHD is the parent holding company.

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

In 2012, the Company formed a subsidiary, AEWS Engineering, LLC (“AEWS”), an independent civil and environmental engineering firm. As of September 30, 2018, AEWS was dormant. AEWS’s office, located in Raleigh, North Carolina, was closed at the end of April 2017.

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

On November 6, 2018, the Company completed a reverse stock split of 200-for-1 to its issued and outstanding shares of common stock and 16-for-1 reverse split to the authorized shares of common stock (see NOTE 10 – Subsequent Events). All share amounts and per share amounts related to the Company’s common stock in these condensed consolidated financial statements have been adjusted to give retroactive effect to the reverse stock split for all periods presented.

The condensed consolidated financial statements as of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017 are unaudited and, in the opinion of the Company’s management, include all adjustments necessary for a fair presentation of such condensed consolidated financial statements. Such adjustments are of a normal recurring nature.

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

B.	Nature of Goods and Services – The Company generates its revenue from one segment, the filtration and treatment of polluted water. The Company sells various filtration products that contain various types of filtration media along with ancillary equipment used for the deployment of the filtration products, such as diversion collars, vessels and containment cages. The Company is focused on two application markets for its products, stormwater and industrial.

C.	Disaggregation of revenue – In the following table, revenue for the three and nine month periods ended September 30, is disaggregated by primary geographical and application markets.

	Three Months ended		Nine Months Ended
	September 30, 2018 Unaudited	September 30, 2017 Unaudited	September 30, 2018 Unaudited	September 30, 2017 Unaudited
Geographical Markets
North America	$125,721	$311,952	$411,714	$500,262
Foreign	3,118	-	14,724	6,300
	$128,839	$311,952	$426,438	$506,562

Application Markets
Stormwater	$128,839	$279,702	$393,564	$474,312
Industrial	-	32,250	32,874	32,250
	$128,839	$311,952	$426,438	$506,562

Net Loss Per Share – Basic net loss per share is computed by dividing net loss attributable to controlling interests by the weighted average number of shares of common stock outstanding during the period. The Company has other potentially dilutive securities outstanding that are not shown in a diluted net loss per share calculation because their effect in both 2018 and 2017 would be anti-dilutive. The following chart lists the securities as of September 30, 2018 and 2017 that were not included in the computation of diluted net loss per share because their effect would have been antidilutive:

	Common Shares
	September 30, 2018 Unaudited	September 30, 2017 Unaudited
Options to purchase common stock	13,046	17,427
Warrants to purchase common stock	43,829	44,004
Promissory notes	1,119,465	21,114
Convertible preferred stock in AbTech	16,316	32,287
Due to investors with conversion right	8,889,569	-
	10,082,225	114,832

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which, among other provisions, requires lessees to recognize lease assets and lease liabilities for those leases classified as operating leases under previous GAAP. Under this new provision, a lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years for public entities. Because the Company has various operating leases, these amendments could significantly affect the manner in which such operating leases are presented in its condensed consolidated financial statements. While the affect of the amendment on the amount of operating expense recognized in the condensed consolidated statements of operations is uncertain, the amendment will result in the Company including on its balance sheet a right to use asset and a corresponding liability for the lease payments due under operating leases in effect at the balance sheet dates.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The standard will take effect for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently evaluating the new standard which will apply to the estimation of credit losses on the Company’s trade receivables, but based on the historical composition of current trade receivables, it is not expected to have a material effect on the Company’s measurement of such credit losses.

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

NOTE 3 – INVENTORIES

The Company uses a perpetual inventory system and periodic physical test counts to determine inventory amounts at interim balance sheet dates. Inventories are stated at the lower of cost or net realizable value, with cost computed on an average cost method which approximates the first-in, first-out basis. Inventory consisted of the following:

	September 30, 2018 (Unaudited)	December 31, 2017
Raw materials	$103,938	$117,048
Work in process	326,436	243,810
Finished goods	14,557	28,821
Reserve for obsolescence	(63,000)	(63,000)
Total	$381,931	$326,679

NOTE 4 – GOING CONCERN

These condensed consolidated financial statements have been prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and has incurred net losses since its inception. These losses, with the associated substantial accumulated deficit, are a direct result of the Company’s product development activities, the costs of introducing its technologies to the market and pursuing market acceptance and, more recently, substantial legal expenses. In addition, the Company has a working capital deficit of approximately $14.2 million as of September 30, 2018, with approximately $12.6 million of debt and accrued interest that will become due in 2018 or is due on demand. Realization of a major portion of the assets in the accompanying condensed consolidated balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financing requirements and the success of its future operations. The Company operates in a new, developing industry with a variety of competitors. These factors raise substantial doubt about the Company’s ability to continue as a going concern. As a result, the Company’s independent registered public accounting firm included an emphasis-of-matter paragraph with respect to the Company’s audited consolidated financial statements for the year ended December 31, 2017, expressing uncertainty regarding the Company’s assumption that it will continue as a going concern.

In order to continue as a going concern, the Company will at a minimum need to generate additional revenue through sales growth in the short term, raise additional capital to fund its operating losses and service its debt and resolve the legal matters described in NOTE 9 – LITIGATION AND CONTINGENCIES. Management’s plans in regard to these matters are described as follows:

Sales and Marketing. Historically, the Company has generated revenues by selling its products directly to end customers, through distributors in key geographic markets and in recent years through alliances to penetrate key market segments such as municipal stormwater, federal facilities and industrial process water. The Company, including AEWS, pursued contracts that would enable it to bring its stormwater expertise to bear in all phases of rebuilding projects, including the design, installation and operation of water treatment systems. The Company signed its first contract for such a project with the County of Nassau in October 2013. After more than a year of work on this project which progressed slowly and was hampered by many delays, the contract was suspended by Nassau County in May 2015, following the announcement of the federal investigation of a state senator, Dean Skelos, and his son Adam Skelos, who had acted as a consultant to the Company. As a consequence of the negative publicity for the Company surrounding these events, the Company began to direct a greater portion of its sales efforts towards non-stormwater applications of its products in commercial and industrial markets, while continuing to support stormwater product sales through direct sales staff and through distributors in international markets. The Company hired a team of seasoned sales professionals with extensive experience in industrial markets in order to help facilitate sales growth. The Company has made strides to develop or refine products for these new markets intended to provide effective solutions for the treatment of produced water in the mining and drilling (fracking) industries, filtration of process water used in industrial applications and the filtration of heavy metals from water in a variety of applications. Based on laboratory and field test results received to date, these developments show promise for potential future revenues once the products and systems being developed for these markets are proven and refined, although no assurance can be given that such future revenues will occur.

Financing. To date, the Company has financed its operations primarily with loans from shareholders, private placement financings and sales revenue. During the first nine months of 2018, the Company received $2,383,000 in additional cash advances from two of its major stockholders, bringing the total amount of outstanding loans from these shareholders to $9,796,000 at September 30, 2018. Terms for these loans have not been formalized; however, the Company has treated the loans as debt accruing interest at 10% per annum. While it is possible that such loans will be converted into purchases of common stock of the Company, there is no assurance that such conversions will occur. The Company would expect to continue to finance its operations, as needed, with loans from shareholders or other private placements; however, there is no assurance such loans or private placements will occur in the future or be sufficient to cover the costs of our operations.

Management believes that in the event that its water treatment solutions for the stormwater, industrial and commercial markets are validated, and if economic conditions improve in the Company’s target markets, sales revenue may grow significantly, which may enable the Company to reverse its negative cash flow from operations and raise additional capital as needed to service debt and fund operations. However, there is no assurance that the Company’s overall efforts will be successful. If the Company is unable to generate significant sales growth in the near term and raise additional capital, there is a risk that the Company could default on debt maturing during 2018. There can be no assurance that noteholders will grant additional maturity date extensions or waive any default provisions of our outstanding notes or that we will be able to timely refinance or repay such notes. Further, the Company is currently in default on notes that matured in April 2017; however, the Company is currently in discussions with the noteholder to extend the maturity date. There can be no assurances that the noteholder will not elect to exercise his default remedies under the notes and the Company does not currently have sufficient liquidity to repay the indebtedness. While the Company does not expect the noteholder to accelerate the indebtedness and has received oral representations from the noteholder that it will not accelerate the indebtedness, the noteholder may do so at any time, or may initiate foreclosure actions, or seek any other remedies permitted by the terms of the notes and applicable law. Should any holder of the Company’s indebtedness seek to accelerate the indebtedness upon an event of default, the Company could be required to discontinue or significantly reduce the scope of its operations if no other means of financing its operations are or become available. Consequently, there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these condensed consolidated financial statements are issued. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustment that might be necessary should the Company be unable to continue as a going concern.

NOTE 5 – RELATED PARTY TRANSACTIONS

Accounts receivable, related party – In the second quarter of 2018, the Company recognized $28,194 of revenue on the sale of stormwater products to a customer that is considered to be a related party because it beneficially owns greater than 5% of the Company’s issued and outstanding common stock.

Accrued expenses – At September 30, 2018 and December 31, 2017, accrued expenses included $261,875 and $269,375, respectively, for fees due to directors of the Company for their services as directors.

Due to investors – In the first nine months of 2018, two investors considered to be related parties because they individually beneficially own greater than 5% of the Company’s issued and outstanding common stock, made cash advances to the Company totaling $2,383,000 structured as short-term loans. During the year ended December 31, 2017, these same related party investors made similar cash advances to the Company totaling $3,682,000. The specific terms of these loans have not yet been determined. However, the Company is accruing interest on these loans at a rate of 10% per annum, which accrued interest totaled approximately $1,352,000 at September 30, 2018 and $709,000 at December 31, 2017.

NOTE 6 – PROMISSORY NOTES AND OTHER DEBT

Information regarding the various promissory notes that were outstanding as of September 30, 2018 is set forth in the table below:

	Principal Amount	Interest Rate	Maturity Date	Conversion Rate
Current promissory notes
Secured, convertible note	$44,546	11.5%	11/30/18 (1)	$1.254
Secured note	250,000	11.5%	4/30/17 (2)	$1.254
Unsecured, convertible note	250,000	6.5%	4/30/17 (2)	$1.254
Unsecured, convertible note	500,000	6.5%	4/30/17 (2)	$1.254
Total promissory notes	$1,044,546

(1)	On October 21, 2016, the Company and the holder of this note mutually agreed to amend the note by: (i) extending the maturity date from April 12, 2016 to October 31, 2017; (ii) continuing the interest rate at 11.5% per annum through the new maturity date; (iii) obligating the Company to make monthly payments on the note of $10,000 per month beginning in November 2016; and (iv) adding a conversion feature to the note that allows the note holder to convert the unpaid balance due under the note into shares of the Company’s common stock at a conversion rate of $6.40 per share.

On July 17, 2017, the Company and the holder of this note mutually agreed to further amend the note by: (a) extending the maturity date from October 31, 2017 to November 15, 2017; (b) granting to the holder of the note a right to convert the entire outstanding unpaid balance of the note, including any unpaid accrued interest thereon, into shares of the Company’s common stock at a conversion rate of $3.00 per share through November 15, 2017; and (c) tolling the Company’s obligation to make monthly payments on the note until after November 15, 2017.

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

In August 2018, the Company and the holder of this note mutually agreed to further amend the note by: (a) extending the maturity date from April 30, 2018 to November 30, 2018; (b) granting to the holder of the note a right to convert the entire outstanding unpaid balance of the note, including any unpaid accrued interest thereon, into shares of the Company’s common stock at a conversion rate of $3.00 per share through November 30, 2018; and (c) tolling the Company’s obligation to make monthly payments on the note until after November 30, 2018, at which time, the maturity date will be further extended and the Company will resume making payments of $10,000 per month until the note is paid in full.

(2)	In March 2017, the Company and the holder of these notes mutually agreed to extend the maturity dates of these notes to April 30, 2017, thus curing the technical default of the notes that had occurred on the prior maturity dates of May 11, 2016 for the secured note and April 15, 2016 for the unsecured notes. As of September 30, 2018, these notes were once again in technical default. However, the note holder has not declared an event of default. The Company is attempting to further extend the maturity dates on these notes. However, the Company gives no assurance that an agreement to extend such maturity dates will be achieved.

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

In August 2018, the Company offered to each of the debt holders listed above, and to the related party investors described in “Due to Investors” below, the right to convert their debt and the accrued interest thereon into shares of the Company’s common stock at the rate of $1.254 per share. This conversion right was conditioned upon the Company successfully amending its Articles of Incorporation to increase the number of authorized shares to accommodate such conversions, which occurred on November 6, 2018. Therefore, this right became effective on November 6, 2018 and will expire 30 days thereafter, on December 6, 2018. As of November 13, 2018, no debt holders had accepted the Company’s offer to convert their debt into equity.

Bank Line of Credit

The Company has a bank line of credit with a credit limit of $100,000. This line of credit has an annual interest rate of prime plus 6.75% and requires monthly payment of any interest due plus approximately 1% of the outstanding balance. At September 30, 2018 and December 31, 2017, the outstanding balance due on the bank line of credit was $61,574 and $65,625, respectively.

Due to Investors

The amount shown in the condensed consolidated balance sheets as due to investors represents short-term loans made to the Company by related party investors (see NOTE 5 – RELATED PARTY TRANSACTIONS – Due to Investors). The terms of these loans have not yet been determined. However, the Company is accruing interest on the outstanding balance of the loans at a rate of 10% per annum, which, based on discussions with the related party investors, management believes will approximate the final negotiated rate.

NOTE 7 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, capital leases, loans due to investors, bank line of credit, notes payable and convertible notes payable. The fair value of these financial instruments approximates their carrying values, using level 3 inputs, based on their short maturities, or for long term debt, based on borrowing rates currently available to the Company for loans with similar terms and maturities. Gains and losses recognized on changes in fair value of financial instruments, if any, are reported in other income (expense) as gain (loss) on change in fair value. At September 30, 2018, the Company had no financial instruments outstanding that were estimated using level 1, level 2 or level 3 inputs, other than discussed above.

NOTE 8 – STOCKHOLDERS’ DEFICIENCY

In March 2018, the holder of 600,000 shares of AbTech preferred stock converted such shares into 15,972 shares of ABHD common stock in accordance with the terms of the reverse acquisition transaction that occurred between AbTech and ABHD in 2011. This conversion reduced the number of AbTech preferred shares outstanding to 612,947 and reduced the minority interest of preferred shareholders in AbTech from approximately 15.3% to 8.5%. Accordingly, the carrying amount of the non-controlling interest was reduced by $2,141,701, which amount was applied to reduce additional paid-in capital by the same amount, in the first quarter of 2018.

For the nine months ended September 30, 2018, additional paid-in capital was increased by $4,500 for stock-based compensation resulting from stock options vesting during the first quarter of 2018.

There were no stock options or warrants granted during the nine months ended September 30, 2018. As of September 30, 2018, all outstanding stock options granted by the Company were fully vested.

NOTE 9 – LITIGATION AND CONTINGENCIES

On September 17, 2018, the Securities and Exchange Commission (the “SEC”) agreed to settle administrative charges against Abtech Holdings, Inc. (the “Company”) and its Chief Executive Officer, Glenn Rink (“Rink”), and Chief Financial Officer, Lane Castleton (“Castleton”). The SEC alleged that Rink and Castleton caused the Company to file a third quarter 2014 Form 10-Q and a 2014 Form 10-K that contained misleading statements about the status of and contingencies affecting a material contract between the Company and Nassau County, New York. The SEC issued an Order Instituting Cease-and-Desist Proceedings pursuant to Section 8(a) of the Securities Act of 1933 (the “Securities Act”) and Section 21(c) of the Securities Exchange Act of 1934 (the “Exchange Act”), Making Findings, and Imposing Remedial Sanctions and a Cease-and-Desist Order (the “Settlement Order”) on terms proposed by the Company to the SEC on August 20, 2018 in an Offer of Settlement.

Without admitting or denying the SEC’s findings, the Company consented to the entry of the Settlement Order requiring it to cease and desist from committing or causing any violations or any future violations of Section 17(a)(2) of the Securities Act, Section 13(a) of the Exchange Act and certain related rules thereunder, and agreed to pay $33,414 in disgorgement and pre-judgment interest as well as a civil penalty of $100,000. Payment to the SEC is required to be made by the Company in two installments: the first installment of $66,707 was paid in September 2018, after the entry into the Settlement Order and the remaining $66,707, which is payable within 360 days after the entry into the Settlement Order. Both Rink and Castleton, also without admitting or denying the findings, agreed to the entry of SEC orders requiring them to cease and desist from committing or causing any violations or any future violations of the same provisions, and to pay civil penalties of $60,000 and $35,000, respectively.

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

In accordance with the stockholder proposal approved by the Company’s stockholders at the May 13, 2016 Annual Meeting of Stockholders (the “Stockholder Proposal”), the Company engaged legal counsel to assess whether the Company should pursue legal action to recover financial losses and damages pertaining to the United States vs. Dean Skelos and Adam Skelos case. The Company, is currently evaluating with legal counsel, its options regarding this matter and it cannot be determined at this time how this matter will ultimately be resolved.

As of September 30, 2018, the Company had incurred approximately $4,437,000 in legal fees and other costs related to the matters described above, including approximately $955,000 incurred during the first nine months of 2018. The Company cannot estimate at this time the cost of additional legal representation in resolving the JCOPE investigation or pursuing legal action pursuant to the Stockholder Proposal.

The Company has filed a claim for coverage for some of these legal fees under a liability insurance policy. The insurer denied the claim and the Company engaged legal counsel to dispute the insurer’s denial of the claim. After an unsuccessful attempt to resolve the dispute through mediation, the Company filed a formal complaint against the insurer on July 11, 2016, in the United States District Court for the Southern District of New York. In December 2016, the insurer remitted a payment to the Company of $465,187 for a portion of the claim that the insurer determined to be covered by the policy. During 2018 and 2017, the insurer remitted additional payments totaling $576,568 and $1,138,984, respectively, to the Company, or directly to the Company’s applicable law firms, for legal fees related to these matters. The payments made by the insurer were offset against other selling, general and administrative operating expenses in the periods in which such payments were received. The ultimate outcome of the litigation with the insurer cannot be determined at this time.

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to September 30, 2018, the Company received additional short-term funding of $368,000 from an investor considered to be a related party because it individually has a beneficial ownership interest in the Company of greater than 5%, bringing the total due to investors for these short-term loans to $10,164,000. The Company and the related party investors are currently working out the terms for these funded amounts (see NOTE 6 – PROMISSORY NOTES AND OTHER DEBT – Due to Investors).

On November 5, 2018, the Company issued a press release announcing that the 200-for-1 reverse stock split to the Company’s issued and outstanding common stock, par value $0.001 per share (the “Common Stock”), and the 16-for-1 reverse stock split to the Company’s authorized Common Stock (together the “Stock Split”), which was approved by the Company’s stockholders at the Annual Meeting of Stockholders on August 15, 2018, would become effective on Tuesday, November 6, 2018 (the “Effective Date”). As a result of the Stock Split, the Company’s issued and outstanding shares of Common Stock decreased from 504,872,558 shares to approximately 2,524,454 shares (depending on the number of fractional shares that will be rounded up to whole shares) and the number of authorized shares of Common Stock decreased from 800,000,000 shares to 50,000,000 shares. All options, warrants and convertible securities of the Company outstanding immediately prior to the Stock Split were appropriately adjusted by dividing the number of shares of Common Stock into which the options, warrants and convertible securities are exercisable or convertible by 200 and multiplying the exercise or conversion price thereof by 200 as a result of the Stock Split. All share amounts and per share amounts related to the Company’s Common Stock in these condensed consolidated financial statements have been adjusted to give retroactive effect to the Stock Split for all periods presented.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”), including information with respect to our plans, strategy, projections and expected timeline for our business and related financing, includes forward-looking statements that involve risks and uncertainties. Forward-looking statements contained in this Quarterly Report are estimates based upon current information and involve a number of risks and uncertainties. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors.

You should read “Risk Factors” and “Forward-Looking Statements” elsewhere in this Quarterly Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

The following information should be read in conjunction with our audited consolidated financial statements, unaudited condensed consolidated interim financial statements and accompanying notes included elsewhere in this Quarterly Report. Our financial statements have been prepared in accordance with GAAP. This information is intended to provide investors with an understanding of our past performance and our current financial condition and is not necessarily indicative of our future performance.

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

The Company has incurred and continues to incur significant costs as it seeks to gain traction in its targeted water treatment markets and position itself with validated treatment solutions that, if accepted and adopted by the market, could have revenue potential. The Company’s operations reflect limited historical sales revenue as the Company attempts to engage in those business development activities that management believes will have the greatest opportunity to generate future revenues. Key factors affecting the Company’s results of operations during the periods covered in this section include revenues, cost of revenues, operating expenses and interest expense.

Results of Operations

We generate revenues by selling products and services related to the treatment of contaminated water so that such water can either be discharged or reused. All of our products sold in 2018 and 2017 included some form of Smart Sponge filtration media, which we manufacture, or were accessories used for the deployment of Smart Sponge products, such as diversion collars, vessels and containment cages. Our products include a variety of designs and sizes to effectively address many applications where water treatment is needed. Our revenue for the first nine months of 2018 was comprised of the following:

Product	% of Revenue
Ultra-Urban® Filters	62%
Smart Paks®	11%
Filtration media	11%
Accessories	8%
Skimmers	3%
Freight & other	5%
Total	100%

We sell our products to distributors, contractors, original equipment manufacturers and end-users.

Comparison of the nine months ended September 30, 2018 and 2017

Revenues

Revenues for the nine-months ended September 30, 2018 decreased by $80,124 to $426,438, or 16%, compared to revenues in the same period of 2017. The decrease was due primarily to the decrease in the quantity of product sales. Sales in the first nine months of 2018 continued to be predominantly attributable to products used in stormwater treatment applications. The Company has continued its redirected sales effort to focus more resources on non-stormwater applications of its products while continuing to support stormwater product sales through direct sales staff and through distributors in international markets. The Company’s redirected sales efforts did not have a significant impact on revenue in the first nine months of 2018 as most of the new opportunities being pursued have long lead times and involve the development and testing of new or modified products.

For the nine months ended September 30, 2018, our largest customer was a distributor, whose order for a stormwater project at a military base in the United States, accounted for approximately 17% of revenues. This same customer accounted for approximately 26% of revenues in the same period of 2017. In the first nine months of 2018 and 2017, a municipal customer accounted for approximately 13% and 9% of revenues for stormwater products, respectively.

The adoption of Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” had no material impact on revenue when adopted in 2018. However, the new standard could have a significant impact on the recognition of revenue if the Company begins to generate material revenues through contracts with customers which are the subject of the new standard.

Gross Margin

The Company’s gross margin on sales was $94,088, or 22% for the nine-months ended September 30, 2018, compared to a gross margin on sales of $150,900, or 30%, for the same period of 2017. The decrease in gross margin in 2018 is primarily attributable to the decrease in product sales and the consequent cost of excess manufacturing capacity which results from lower manufacturing activity. The Company’s manufacturing facility operated at approximately 2% of its Smart Sponge® production capacity for the first nine months of 2018 and 2017.

Going forward, the Company expects that gross margin percentages, quarter by quarter, could vary widely depending on the volume of product sales, the corresponding volume of product manufacturing activity and the mix of products sold. We do not currently have plans to reduce manufacturing capacity and we anticipate that the excess capacity will continue to adversely affect gross margins for the remainder of 2018. The Company could see improved margins for its product sales as it expands its volume to realize economies of scale and spread its fixed manufacturing costs over a larger base of manufactured products. AbTech may also become involved in the sale of equipment manufactured by other vendors and may work on stormwater projects involving a combination of services, products, and work performed by other subcontractors. Accordingly, we expect to realize blended gross margin rates that could vary significantly.

Selling, general and administrative expenses

Selling, general and administrative expenses were approximately $75,000 higher in the first nine months of 2018 than in the same period of 2017. This increase in 2018 is the net result of several significant increases in some expense items and decreases in others. Net legal expenses were approximately $239,000 higher in the first nine months of 2018 than in the same period of 2017. The majority of these legal fees are related to the investigation by the SEC In the Matter of Abtech Holdings, Inc. (NY-9262) (the “SEC Investigation”), which began in 2015. Legal fees for this matter in the first nine months of 2018 totaled approximately $942,000. Insurance reimbursements received in the first nine months of 2018 amounted to approximately $577,000 reducing the net amount for such fees to approximately $365,000 for the first nine months of 2018. In the first nine months of 2017, legal expenses related to the SEC Investigation totaled approximately $1,115,000, with insurance reimbursements of approximately $941,000 resulting in net expense for the period of $174,000.

With the settlement of the SEC Investigation in the third quarter of 2018, we would expect that the legal fees related to this matter to decrease in the fourth quarter of 2018. In addition, the Company may in the future receive additional insurance reimbursements related to this matter, although the amount and timing of such reimbursement (if any) cannot be determined at this time based on the information currently available to management (see PART II, Item 1. Legal Proceedings). Selling, general and administrative expenses in the first nine months of 2018 also included $133,000 for the amount of the penalty and disgorgement that was assessed to the Company at part of the settlement of the SEC Investigation.

These expense increases in the first nine months of 2018, compared to the same period of 2017, were partially offset by a decrease of approximately $218,000 for payroll related expenses as the Company downsized to 12 full-time employees as of September 30, 2018. Rental expense was also reduced in 2018 by approximately $34,000 due primarily to the closure of the AEWS office in Raleigh, North Carolina, which occurred in mid-2017.

As discussed in NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES to the condensed consolidated financial statements included in this Quarterly Report, the effect of ASU No. 2016-02, “Leases (Topic 842),” or ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” on operating expenses upon adoption is uncertain.

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

R&D expenses decreased by approximately $193,000, or 31%, in the first nine months of 2018 compared to the same period in 2017. The reduced R&D expenses in 2018 were partially attributable to the termination of an R&D contract with the owner of a heavy metal technology licensed by the Company. With the cancellation of the R&D contract and a corresponding waiver of some expenses accrued in prior years, the net expenses for this contract were approximately $128,000 less in the first nine months of 2018 than in the same period of 2017. In addition, the Company concluded planned field testing for the evaporative technology in 2018 resulting in an expense reduction of approximately $184,000 in the first nine months of 2018, compared to the same period of 2017, which included consulting, outside testing services and field testing expenses. The Company anticipates that additional costs will need to be incurred to ready the evaporative technology for commercialization, although the extent and timing of such costs is currently being evaluated. The comparison of R&D expenses in the first half of 2018 and 2017 was also affected by a $34,500 credit to R&D expenses recorded in 2017 for the transfer to inventory of costs expensed in 2016 related to an experimental production run of the Company’s heavy metal filtration media, which after thorough testing and evaluation was determined in 2017 to be market-ready and qualified for inclusion in inventory.

Other income (expense)

Interest expense increased to $717,993 for the nine months ended September 30, 2018 as compared to $464,739 for the same period of 2017 due to the increased amount of outstanding loans from investors accruing interest at a rate of 10% per annum.

Comparison of the three months ended September 30, 2018 and 2017

Revenues

Revenues for the three-months ended September 30, 2018 decreased by $183,113 to $128,839, or 59%, compared to revenues in the same period of 2017. The decrease was due primarily to a decrease in the quantity of product sales. The third quarter of 2017, which was the best revenue quarter in 2017, accounting for approximately 54% of total annual revenues, included several relatively large orders from repeat customers. Sales in the third quarter of 2018 included fewer such large orders but continued to be predominantly attributable to products used in stormwater treatment applications. The Company has continued its redirected sales effort to focus more resources on non-stormwater applications of its products while continuing to support stormwater product sales through direct sales staff and through distributors in international markets. The Company’s redirected sales efforts did not have a significant impact on revenue in the third quarter of 2018 as most of the new opportunities being pursued have long lead times and involve the development and testing of new or modified products.

In the third quarter of 2018, our two largest customers were municipalities, whose orders for stormwater products accounted for approximately 22% and 19% of revenues, respectively. In the third quarter of 2017, our largest customer was a distributor, whose order for a stormwater project at a military base in the United States, accounted for approximately of 42% of revenues during the quarter. Two other customers, a municipality and an industrial company, accounted for approximately 15% and 10%, respectively, of revenues during the period.

Gross Margin

The Company’s gross margin on sales was $17,884, or 14% for the three-months ended September 30, 2018, compared to a gross margin on sales of $154,227, or 49%, for the same period of 2017. The significant reduction in gross margin in the third quarter of 2018 is attributable to the decreased volume of product sales during the period and the consequent cost of excess manufacturing capacity which results from lower manufacturing activity. The Company’s manufacturing facility operated at approximately 2% of its Smart Sponge® production capacity for the third quarter of 2018 and just over 4% for the same period of 2017.

Going forward, the Company expects that gross margin percentages, quarter by quarter, could vary widely depending on the volume of product sales, the corresponding volume of product manufacturing activity and the mix of products sold. We do not currently have plans to reduce manufacturing capacity and we anticipate that the excess capacity will continue to adversely affect gross margins during 2018. The Company could see improved margins for its product sales as it expands its volume to realize economies of scale and spread its fixed manufacturing costs over a larger base of manufactured products. AbTech may also become involved in the sale of equipment manufactured by other vendors and may work on stormwater projects involving a combination of services, products, and work performed by other subcontractors. Accordingly, we expect to realize blended gross margin rates that could vary significantly.

Selling, general and administrative expenses

Selling, general and administrative expenses totaled $758,278 in the third quarter of 2018 compared to $775,435 for the same period of 2017, representing a decrease of $17,157 or 2%. Legal fees accounted for approximately $235,000 and $199,000 of selling, general and administrative expenses in the third quarters of 2018 and 2017, respectively. Since 2015 the Company has incurred significant legal fees related to the SEC Investigation. These legal fees are expensed as incurred and when insurance proceeds are received as reimbursements for those fees, the reimbursements are credited against expenses in the period received. In the third quarter of 2018, the Company incurred approximately $231,000 of legal fees for this matter and received approximately $76,000 in reimbursements, resulting in a net expense of approximately $155,000 for the quarter. For the third quarter of 2017 the Company incurred legal fees related to the SEC Investigation of approximately $226,000 and insurance reimbursements of approximately $57,000 resulting in a net expense of approximately $169,000 for the quarter.

With the settlement of the SEC Investigation in the third quarter of 2018, we would expect that the legal fees related to this matter to decrease in the fourth quarter of 2018. In addition, the Company may in the future receive additional insurance reimbursements related to this matter, although the amount and timing of such reimbursement (if any) cannot be determined at this time based on the information currently available to management (see PART II, Item 1. Legal Proceedings). The $133,000 penalty and disgorgement that was assessed to the Company as part of the settlement of the SEC Investigation was accrued in the second quarter of 2018 and did not affect selling general and administrative expenses in the third quarter of 2018.

The increase in legal expenses in the third quarter of 2018, compared to the same period of 2017, was partially offset by a decrease of approximately $46,000 for payroll related expenses as the Company downsized to 12 full-time employees as of September 30, 2018.

Research and development expenses

The Company’s primary research and development (“R&D”) focus in 2018 and 2017 has been new products for the treatment of produced water and other industrial applications. These activities have included the development of filtration media for the treatment of heavy metals and evaporative technologies to treat produced water. In both years, these efforts involved a significant amount of product testing in the lab and in the field with corresponding costs for personnel (employees and consultants), fees for lab analysis, equipment rental and travel costs.

R&D expenses decreased by approximately $109,000 or 58%, in the third quarter of 2018 compared to the same period in 2017. The reduced R&D expenses in 2018 were partially attributable to the termination of an R&D contract with the owner of a heavy metal technology licensed by the Company. Expenses for this contract in the third quarter of 2017 totaled $37,500. With the cancellation of the R&D contract and a corresponding waiver of some expenses accrued in prior quarters, the net expenses for this contract were approximately $128,000 less in the third quarter of 2018 than in the same period of 2017. In addition, the Company concluded planned field testing for the evaporative technology in 2018 resulting in an expense reduction of approximately $54,000 in the third quarter of 2018, compared to the same period of 2017, which included consulting, outside testing services and field testing expenses. The Company anticipates that additional costs will need to be incurred to ready the evaporative technology for commercialization, although the extent and timing of such costs is currently being evaluated and the practical impact to the Company is not known at this time. These R&D expense reductions in the third quarter of 2018 were partially offset by an increase of approximately $19,000 for payroll expenses allocated to R&D activities for the quarter.

Other income (expense)

Interest expense increased to $260,775 for the three months ended September 30, 2018 as compared to $181,194 for the same period of 2017 due to the increased amount of outstanding loans from investors accruing interest at a rate of 10% per annum.

Liquidity and Capital Resources

Liquidity

At September 30, 2018, the Company had a working capital deficiency of approximately $14,210,000 compared to a working capital deficiency of approximately $10,965,000 at December 31, 2017. This increase in the working capital deficit during the first nine months of 2018 is primarily attributable to the use of cash for operations. The Company’s cash balance of $23,290 at September 30, 2018 decreased by approximately $35,000 during the first nine months of 2018. This cash balance represents less than one month of the Company’s historical monthly cash used for operations and evidences the Company’s need to raise additional capital in the immediate short-term in order to among other things, continue to operate as a going concern.

To date, the Company has not generated sufficient revenue to cover its operating costs and continues to operate with negative cash flow. While we hope to achieve sales growth over the long-term, continued negative cash flow from operations is expected in the short term. The Company will require additional capital to maintain current operations until the Company achieves the sales growth necessary to cover operating costs and expenses. The Company may attempt to raise additional capital and intends to pursue continued financing arrangements with its shareholders or through other private offerings. As of September 30, 2018, the Company had $12,560,327 of short term debt, including accrued interest, which will need to be repaid, extended or refinanced by the Company during 2018. In addition, rapid sales growth may require the Company to enter into working capital financing arrangements. The Company has no such financing commitments in place and can provide no assurance that such a commitment can be obtained on reasonable terms, if at all. For a further discussion of management’s planned course of action to remedy the current deficiency in liquidity, see “Going Concern and Management’s Plans,” later in this section.

Operations in the first nine months of 2018 and 2017 were funded primarily by proceeds from short-term loans from related party stockholders. The net proceeds from these loans amounted to $2,383,000 and $2,908,000 in the first nine months of 2018 and 2017, respectively. Subsequent to September 30, 2018 and prior to the filing of this Quarterly Report, the Company received additional short-term loans from a related party stockholder totaling $368,000.

The Company has a bank line of credit with a credit limit of $100,000. The line of credit has an annual interest rate of prime plus 6.75% and requires monthly payment of any interest due plus approximately 1% of the outstanding balance. The outstanding balance due on the bank line of credit as of September 30, 2018 and December 31, 2017 was $61,574 and $65,625, respectively.

Comparison of cash flows for the nine months ended September 30, 2018 and 2017

Operating Activities

While the Company’s net loss for the nine month period ended September 30, 2018 was approximately $197,000 greater than the net loss for the same period of 2017, the negative cash flow from operations for this period in 2018 was approximately $462,000 less than negative cash flow from operations for the same period in 2017. This difference in cash flows between the periods is largely the result of the significant amount of sales that occurred late in the third quarter of 2017 which favorably affected the net loss amount in 2017 but did not have an equivalent effect on cash flow because a significant portion of those sales were unpaid at September 30, 2017, resulting in a $203,978 increase in accounts receivable for the nine months ended September 30, 2017. The reduction of negative cash flow in the first nine months of 2018 was also favorably affected by a $172,265 increase in accounts payable (source of cash) during the period, compared to a decrease in accounts payable (use of cash) of $103,562 for the same period of 2017. In the first nine months of both years the Company had significant increases in accrued interest, totaling $704,798 and $445,128 in 2018 and 2017, respectively, which contributed to negative cash flow in those periods being significantly less than the corresponding net loss.

Investing Activities

The Company had capital expenditures in the first nine months of 2018 and 2017 totaling $30,833 and $50,433, respectively. These capital expenditures were primarily related to equipment installed for the manufacture of the newly developed heavy metals filtration media. In addition, approximately $13,000 of the capital expenditures in 2018 were related to the relocation of the Company’s headquarters office in Scottsdale, Arizona. The capital expenditures in the first nine months of 2017 were offset by proceeds from the sale of $10,000 of fixed assets. As of September 30, 2018, the Company had no commitments for any material future capital expenditures.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2018 and 2017 amounted to $2,364,211 and $2,831,425, respectively. The primary financing sources of cash for both periods were cash advances from two related party stockholders totaling $2,383,000 in 2018 and $2,908,000 in 2017. During the nine months ended September 30, 2018 and 2017, the Company made draws on the bank line of credit totaling $17,000 and zero, respectively, and made repayments of $21,051 and $11,145, respectively.

During the first half of 2017, the Company made payments totaling $60,000 to the holder of a convertible promissory note, of which approximately $55,000 was applied to reduce the principal amount of the note. There were no payments made on this note in the first nine months of 2018 and the principal amount due on the note as of September 30, 2018 was $44,546. Under amended terms of this note, the Company is obligated to begin making additional monthly payments of $10,000 on the note beginning December 31, 2018, provided the note remains outstanding as of that date.

Going Concern and Management’s Plans

The accompanying September 30, 2018 condensed consolidated financial statements have been prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As discussed in NOTE 4 to the accompanying September 30, 2018 condensed consolidated financial statements, we have not established an ongoing source of revenue sufficient to cover operating expenses and have incurred net losses from operations since our inception. These losses, along with the associated substantial accumulated deficit, raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued. As a result, the Company’s independent registered public accounting firm, in their report dated April 3, 2018, included an emphasis-of-matter paragraph with respect to our financial statements for the fiscal year ended December 31, 2017, expressing uncertainty regarding the Company’s assumption that it will continue as a going concern. The accompanying September 30, 2018 condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustment that might be necessary should the Company be unable to continue as a going concern. Management believes that the Company’s ability to continue as a going concern will be dependent on its ability to raise additional capital and/or generate significant sales growth in the short term and resolve the legal matters described Part II, Item 1 Legal Proceedings of this Quarterly Report. The Company’s ability to achieve these objectives cannot be determined at this time. Management’s plans in regard to these matters are described in NOTE 4 to the accompanying September 30, 2018 condensed consolidated financial statements. If the Company is unable to raise additional capital and/or generate significant sales growth in the near term, and resolve the legal matters, there is a substantial risk that the Company could default on debt maturing during 2018. Further, the Company is currently in default on notes that matured in April 2017; however, the Company is currently in discussion with the noteholder to extend the maturity date but there can be no assurance that the noteholder will not elect to exercise his default remedies under the notes. The Company does not currently have sufficient liquidity to repay the indebtedness. While the Company does not expect the noteholder to accelerate the indebtedness and has received oral representations from the noteholder that it will not accelerate the indebtedness, the noteholder may do so at any time, or may initiate foreclosure actions, or seek any other remedies permitted by the terms of the notes and applicable law. Should any holder of the Company’s indebtedness seek to accelerate the indebtedness upon an event of default, the Company could be required to discontinue or significantly reduce the scope of its operations if no other means of financing its operations are or become available.

Off-Balance Sheet Arrangements

As of September 30, 2018, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Stock-based compensation

The Company uses the Black-Scholes model to estimate the value of options and warrants issued to employees and consultants as compensation for services rendered to the Company. This model uses estimates of volatility, risk-free interest rate and the expected term of the options or warrants, along with the current market price of the underlying stock, to estimate the value of the options and warrants on the date of grant. The fair value of the stock-based awards is amortized over the vesting period of the awards. For stock-based awards that vest based on performance conditions, expense is recognized when it is probable that the conditions will be met. There were no options granted by the Company during the nine month periods ended September 30, 2018 or 2017.

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

Changes in Internal Control over Financial Reporting

During 2018, the Company’s Board of Directors (“Board”) (i) established a Disclosure Committee of the Board, (ii) adopted a Disclosure Committee Charter, (iii) adopted a Disclosure Controls and Procedures Policy, (iv) formalized an Insider Trading policy, (v) formalized a Whistle Blower policy, (vi) implemented training for Company officers and supervisory employees regarding the importance of, and process for, accurate public disclosures, and (vii) updated its Code of Ethics and Business Conduct, all for the purpose of establishing additional controls and oversight over public disclosures made by the Company.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On September 17, 2018, the Securities and Exchange Commission (the “SEC”) agreed to settle administrative charges against Abtech Holdings, Inc. (the “Company”) and its Chief Executive Officer, Glenn Rink (“Rink”), and Chief Financial Officer, Lane Castleton (“Castleton”). The SEC alleged that Rink and Castleton caused the Company to file a third quarter 2014 Form 10-Q and a 2014 Form 10-K that contained misleading statements about the status of and contingencies affecting a material contract between the Company and Nassau County, New York. The SEC issued an Order Instituting Cease-and-Desist Proceedings pursuant to Section 8(a) of the Securities Act of 1933 (the “Securities Act”) and Section 21(c) of the Securities Exchange Act of 1934 (the “Exchange Act”), Making Findings, and Imposing Remedial Sanctions and a Cease-and-Desist Order (the “Settlement Order”) on terms proposed by the Company to the SEC on August 20, 2018 in an Offer of Settlement.

Without admitting or denying the SEC’s findings, the Company consented to the entry of the Settlement Order requiring it to cease and desist from committing or causing any violations or any future violations of Section 17(a)(2) of the Securities Act, Section 13(a) of the Exchange Act and certain related rules thereunder, and agreed to pay $33,414 in disgorgement and pre-judgment interest as well as a civil penalty of $100,000. Payment to the SEC is required to be made by the Company in two installments: the first installment of $66,707 was paid in September 2018, after the entry into the Settlement Order and the remaining $66,707, which is payable within 360 days after the entry into the Settlement Order. Both Rink and Castleton, also without admitting or denying the findings, agreed to the entry of SEC orders requiring them to cease and desist from committing or causing any violations or any future violations of the same provisions, and to pay civil penalties of $60,000 and $35,000, respectively.

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

In accordance with the stockholder proposal approved by the Company’s stockholders at the May 13, 2016 Annual Meeting of Stockholders (the “Stockholder Proposal”), the Company engaged legal counsel to assess whether the Company should pursue legal action to recover financial losses and damages pertaining to the United States vs. Dean Skelos and Adam Skelos case. The Company, is currently evaluating with legal counsel its options regarding this matter and it cannot be determined at this time how this matter will ultimately be resolved.

As of September 30, 2018, the Company had incurred approximately $4,437,000 in legal fees and other costs related to the matters described above, including approximately $955,000 incurred during the first nine months of 2018. The Company cannot estimate at this time the cost of additional legal representation in resolving the JCOPE investigation or pursuing legal action pursuant to the Stockholder Proposal.

The Company has filed a claim for coverage for some of these legal fees under a liability insurance policy. The insurer denied the claim and the Company engaged legal counsel to dispute the insurer’s denial of the claim. After an unsuccessful attempt to resolve the dispute through mediation, the Company filed a formal complaint against the insurer on July 11, 2016, in the United States District Court for the Southern District of New York. In December 2016, the insurer remitted a payment to the Company of $465,187 for a portion of the claim that the insurer determined to be covered by the policy. During 2018 and 2017, the insurer remitted additional payments totaling $576,568 and $1,138,984, respectively, to the Company, or directly to the Company’s applicable law firms, for legal fees related to these matters. The payments made by the insurer were offset against other selling, general and administrative operating expenses in the periods in which such payments were received. The ultimate outcome of the litigation with the insurer cannot be determined at this time.

Item 1A. Risk Factors.

We incorporate herein by reference the risk factors included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed on April 3, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

As of September 30, 2018, there were three outstanding promissory notes payable with an aggregate principal amount of $1,000,000 and interest accrued thereon of $352,455 that were in technical default due to the fact that they were not repaid prior to their extended April 30, 2017 maturity dates. However, the noteholder has not declared an event of default. Subsequent to April 30, 2017, the Company has been in discussions with the holder of these notes to further extend the maturity dates although there can be no assurance that such discussions will result in an extension of the maturity dates of the notes or that the noteholder will not elect to exercise his default remedies under the notes. The Company does not currently have sufficient liquidity to repay the indebtedness. While the Company does not expect the noteholder to accelerate the indebtedness and has received oral representations from the noteholder that he will not accelerate the indebtedness, the noteholder may do so at any time, or may initiate foreclosure actions, or seek any other remedies permitted by the terms of the notes and applicable law. Should any holder of the Company’s indebtedness seek to accelerate the indebtedness upon an event of default, the Company could be required to discontinue or significantly reduce the scope of its operations if no other means of financing its operations are or become available.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During 2018, two investors, considered to be related parties because they have a beneficial ownership interest in the Company of greater than 5%, provided short-term funding to the Company as follows:

Date	Amount
1/11/2018	$124,000
1/24/2018	139,000
2/8/2018	134,000
2/23/2018	131,000
3/7/2018	131,000
3/13/2018	5,000
3/22/2018	121,000
4/4/2018	107,000
4/18/2018	121,000
5/2/2018	118,000
5/16/2018	118,000
5/31/2018	118,000
6/14/2018	118,000
6/27/2018	118,000
7/12/2018	118,000
7/27/2018	118,000
8/9/2018	118,000
8/22/2018	118,000
9/6/2018	123,000
9/11/2018	67,000
9/20/2018	118,000
10/4/2018	132,000
10/19/2018	118,000
11/1/2018	118,000
Total	$2,751,000

The terms for these funded amounts have not yet been determined and as of November 13, 2018, no financing agreement had been entered into by the Company with these investors regarding the funded amounts. As soon as the parties execute definitive agreements regarding the foregoing, the Company intends to make the appropriate filing with disclosures of the related agreement terms. In August 2018, the Company offered to these related party investors the right to convert their debt and the accrued interest thereon into shares of the Company’s common stock at the rate of $1.254 per share. This conversion right was conditioned upon the Company successfully amending its Articles of Incorporation to increase the number of authorized shares to accommodate such conversions, which occurred on November 6, 2018. Therefore, this right became effective on November 6, 2018 and will expire 30 days thereafter, on December 6, 2018.

Item 6. Exhibits.

A list of exhibits to this Quarterly Report is set forth below and is incorporated herein by reference.

Exhibit Index

Exhibit Number	Name
3.1	Certificate of Change filed with the Nevada Secretary of State on August 20, 2018 (incorporated by reference to Exhibit 3.1 to ABHD’s Current Report on Form 8-K filed with the SEC on August 21, 2018)
10.1	Purchase Order #MS-66, dated as of September 26 2018, by and between Hugo Neu Realty Management, LLC and AbTech Industries Inc. (incorporated by reference to Exhibit 10.1 to ABHD’s Current Report on Form 8-K filed with the SEC on September 28, 2018)
31.1 *	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)
31.2 *	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)
32 *	Section 1350 Certifications
99.1	Settlement Order of the SEC relating to the Company dated September 17, 2018 (incorporated by reference to Exhibit 99.1 to ABHD’s Current Report on Form 8-K filed with the SEC on September 20, 2018)
99.2	Settlement Order of the SEC relating to Rink dated September 17, 2018 (incorporated by reference to Exhibit 99.2 to ABHD’s Current Report on Form 8-K filed with the SEC on September 20, 2018)
99.3	Settlement Order of the SEC relating to Castleton dated September 17, 2018 (incorporated by reference to Exhibit 99.3 to ABHD’s Current Report on Form 8-K filed with the SEC on September 20, 2018)
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABTECH HOLDINGS, INC.
(Registrant)

Date: November 14, 2018	By:	/s/ Glenn R. Rink

Glenn R. Rink
Chief Executive Officer, President, and Director

Date: November 14, 2018	By:	/s/ Lane J. Castleton

Lane J. Castleton
Chief Accounting Officer, Chief Financial Officer, Vice President and Treasurer

